Form 10QSB
period 1996-03-31
INTERIORS INC
filed 1996-05-20
CIK 921563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Nine Month Period Ended March 31, 1996.

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ____________to
         ______________.

                           Commission File No. 0-24352


                                 INTERIORS, INC.
                                 ---------------
            (Doing Business in New York under the name A.P.F. Master
              Framemakers) (Exact name of small business issuer as
                            specified in its charter)

                    Delaware                        13-3590047
         ---------------------------------------------------------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)

                320 Washington Street, Mt. Vernon, New York 10553
                -------------------------------------------------
               (Address of principal executive offices) (zip code)

                    Issuer's Telephone Number: (914) 665-5400
                    -----------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --     --
The number of shares outstanding of the issuer's Class A Common Stock and Class B Common Stock as of May 17, 1996 was 2,235,247 and 552,500, respectively.

Transitional Small Business Disclosure Format (check one).  Yes      No   X
                                                                ---     ----

                                 INTERIORS, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................1

      Consolidated Balance Sheet as of March 31, 1996.......................2

      Consolidated Statements of Operations -
           For the Three Months Ended March 31, 1996 and 1995...............3

      Consolidated Statements of Operattions -
           For the Nine Months Ended March 31, 1996 and 1995................4

      Consolidated Statement Changes in Stockholders' Equity -
           For the Nine Months Ended March 31, 1996.........................5

      Consolidated Statements of Cash Flows-
           For the Nine Months Ended March 31, 1996 and 1995................6

      Notes to Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis..............................13

PART II - OTHER INFORMATION

Item 1.  Legal Proceeding..................................................20

Item 2.  Changes in Securities.............................................21

Item 3.  Defaults Upon Senior Securities...................................22

Item 4.  Submission of Matters to a Vote of Security Holders...............22

Item 5.  Other Information.................................................22

Item 6.  Exhibits and Reports on Form 8-K..................................22

                                     PART 1

                              FINANCIAL INFORMATION


Item 1.   Financial Statements

         The condensed financial statements included herein have been prepared by Interiors, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company as of March 31, 1996 and the results of operations for the three and nine month periods ended March 31, 1996 and 1995.

         The Company's results of operations during the three and nine months ended March 31, 1996 are not necessarily indicative of any future results. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

                                                           INTERIORS, INC.
                                                            CONSOLIDATED
                                                            BALANCE SHEET
                                                             (unaudited)



                                                   March 31,                                                             March 31,
                            ASSETS                    1996           LIABILITIES AND STOCKHOLDERS' EQUITY                   1996
                                                  ------------       --------------------------------------            ------------
CURRENT ASSETS:                                                  CURRENT LIABILITIES:
  Cash                                                      $0     Notes payable and current maturities of
  Accounts receivables -                                              long-term debt                                     $2,310,742
     Trade, net of allowance of $40,000              1,596,437     Accounts payable and accrued liabilities               1,374,350
  Inventories                                        2,542,130     Prepaid sales and customer deposits                       46,583
  Prepaid expenses and other current assets            415,422     Capital lease obligations                                 26,729
                                                   ------------                                                         ------------
              Total current assets                   4,553,989               Total current liabilities                    3,758,404
                                                   ------------                                                         ------------


                                                                 NON-CURRENT LIABILITIES:
                                                                   Notes payable                                            302,843
                                                                   Capital lease obligations                                 10,594
                                                                                                                        ------------
                                                                             Total noncurrent liabilities                   313,437
                                                                                                                        ------------

PROPERTY AND EQUIPMENT, at cost                                  COMMITMENTS AND CONTINGENCIES
  Machinery and equipment                            1,709,415
  Furniture and fixtures                               156,179
  Leasehold improvements                               259,405   STOCKHOLDERS' EQUITY:
                                                   ------------
            Total property and equipment, at cost    2,124,999     Preferred stock, $.01 par value,
                                                                      5,300,000 shares authorized,
                                                                      540,000 issued and outstanding                          5,400
                                                                   Class A common stock, $.001 par value,
                                                                       30,000,000 shares authorized, 2,835,247
                                                                      shares issued and  2,235,247 outstanding                2,235
  Less- Accumulated depreciation and                               Class B common stock, $.001 par value,
     amortization                                      908,234        2,500,000 shares authorized,
                                                   ------------
          Net property and equipment                 1,216,765        552,500 shares issued and outstanding                     553
                                                                   Additional paid-in-capital                             7,913,461
                                                                   Retained deficit                                      (5,131,545)
                                                                   Treasury Stock                                          (270,257)
                                                                                                                        ------------
OTHER ASSETS                                           820,934              Total stockholders' equity                    2,519,847
                                                                                                                        ------------
                                                   ------------
          Total assets                              $6,591,688              Total liabilities and stockholders' equity   $6,591,688
                                                   ============                                                         ============


        The accompanying notes are an integral part of this balance sheet


                                                   INTERIORS, INC.

                                                    CONSOLIDATED

                                              STATEMENTS OF OPERATIONS

                                 FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                    (unaudited)

                                                                                        1996               1995
                                                                                 -------------------  ---------------
NET SALES                                                                                $1,756,106       $1,706,792

COST OF GOODS SOLD                                                                          863,937          670,264
                                                                                 -------------------  ---------------

          Gross profit from continuing operations                                           892,169        1,036,528

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                821,741          933,994
PROVISION - ISSUANCE OF STOCK OPTIONS                                                        (6,800)               0
                                                                                 -------------------  ---------------
           Operating expenses                                                               814,941          933,994

            Income (loss) from continuing operations
               before interest and provision for taxes                                       77,228          102,534

INTEREST EXPENSE (including financing charges)                                               73,714           80,671
                                                                                 -------------------  ---------------

            Income (loss) from continuing operations
                before provision for taxes                                                    3,514           21,863

PROVISION FOR INCOME TAXES                                                                        0            4,235
                                                                                 -------------------  ---------------

            Income (loss) from continuing operations                                          3,514           17,628

DISCONTINUED OPERATIONS (Note 3)
            Loss from operations of discontinued operations                                 112,647                0
             Provision for disposal of discontinued operations                              750,000                0
                                                                                 -------------------  ---------------
                  Loss from discontinued operations                                         862,647                0

NET INCOME (LOSS)                                                                         ($859,133)         $17,628
                                                                                 ===================  ===============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK                                                  ($0.33)           $0.01
                                                                                 ===================  ===============

WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                                                       2,584,505        1,927,611
                                                                                 ===================  ===============


                                                   INTERIORS, INC.

                                                    CONSOLIDATED

                                              STATEMENTS OF OPERATIONS

                                 FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                    (unaudited)

                                                                                        1996               1995
                                                                                 -------------------  ---------------
NET SALES                                                                                $5,032,906       $5,201,639

COST OF GOODS SOLD                                                                        2,497,620        2,195,089
                                                                                 -------------------  ---------------

          Gross profit from continuing operations                                         2,535,286        3,006,550

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                              2,121,320        2,738,125
PROVISION - ISSUANCE OF STOCK OPTIONS                                                       193,200
                                                                                 -------------------  ---------------
           Operating expenses                                                             2,314,520        2,738,125

            Income (loss) from continuing operations
               before interest and provision for taxes                                      220,766          268,425

INTEREST EXPENSE (including financing charges)                                              321,240          177,924
                                                                                 -------------------  ---------------

            Income (loss) from continuing operations
                before provision for taxes                                                 (100,474)          90,501

PROVISION FOR INCOME TAXES                                                                    5,998           17,300
                                                                                 -------------------  ---------------

            Income (loss) from continuing operations                                       (106,472)          73,201

DISCONTINUED OPERATIONS (Note 3)
            Loss from operations of discontinued operations                                 423,714
             Provision for disposal of discontinued operations                            1,100,000
                                                                                 -------------------  ---------------
                  Loss from discontinued operations                                       1,523,714                0

NET INCOME (LOSS)                                                                       ($1,630,186)         $73,201
                                                                                 ===================  ===============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK                                                  ($0.63)           $0.04
                                                                                 ===================  ===============

WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                                                       2,584,505        1,853,668
                                                                                 ===================  ===============



                                                              INTERIORS, INC.

                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                FOR THE NINE MONTHS ENDED MARCH 31, 1996
                                                              (unaudited)





                                                                       Series A            Classs A
                                                                   Preferred Stock        Common Stock
                                                              ---------------------------------------------------------------------
                                                                 Shares     Amount      Shares      Amount       Shares   Amount

BALANCE, June 30, 1995                                                 0        $0    1,570,000     $1,570      882,500    $883

  Proceeds from issuance of Series A Preferred                   460,000    $4,600
  Conversion of Class B Shares                                                          330,000       $330     (330,000)  ($330)
  Conversion of convertible debt into Class WC Warrants
  Issuance of Series A  Common Stock                                                    280,000       $280
  Conversion of Convertible Debt into Series A Preferred          80,000      $800
  Provision-issuance of stock to employees
  Issuance of Cl A  Com Stk  as dividend on Pfd. Stk Ser A                               55,247        $55
  Net loss




                                                              ======================================================================
BALANCE, MARCH 31, 1996                                          540,000    $5,400    2,235,247     $2,235      552,500    $553
                                                              ======================================================================


                                                                 Additional       Retained
                                                                   Paid-In        Earnings        Treasury
                                                                   Capital        (Deficit)         Stock             Total

BALANCE, June 30, 1995                                           $5,595,763      ($3,335,618)    ($270,257)         $1,992,341

  Proceeds from issuance of Series A Preferred                   $1,628,032                                         $1,632,632
  Conversion of Class B Shares                                                                                              $0
  Conversion of convertible debt into Class WC Warrants            $100,000                                           $100,000
  Issuance of Series A  Common Stock                                $31,580                                            $31,860
  Conversion of Convertible Debt into Series A Preferred           $199,200                                           $200,000
  Provision-issuance of stock to employees                         $193,200                                           $193,200
  Issuance of Cl A  Com Stk  as dividend on Pfd. Stk Ser A         $165,686        ($165,741)                               $0
  Net loss                                                                       ($1,630,186)                      ($1,630,186)
                                                                                                                            $0
                                                                                                                            $0
                                                                                                                            $0
                                                                                                                            $0
                                                             =====================================================================
BALANCE, MARCH 31, 1996                                          $7,913,461      ($5,131,545)      ($270,257)       $2,519,847
                                                             =====================================================================









   The accompanying notes are an integral part of these financial statements.


                                                             INTERIORS, INC.

                                                              CONSOLIDATED

                                                         STATEMENT OF CASH FLOWS

                                            FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                              (unaudited)

                                                                                                   NINE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                     1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                              ($1,630,186)        $73,201
                                                                                               --------------  --------------

  Adjustments to reconcile net  Income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                                    666,937         456,709
    Provision for losses on accounts receivable                                                       33,766
    Provision for discontinued catalog operations                                                  1,100,000
    Provision for issuance of stock options                                                          193,200
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable, trade                                               (149,252)       (407,292)
    Decrease (increase) in inventories                                                              (560,484)       (738,806)
    Decrease (increase) in prepaid catalog costs, prepaid expenses and other current assets         (148,033)       (252,983)
    Decrease (increase) in other assets                                                              (99,995)       (731,198)
    Increase (decrease) in accounts payable and accrued expenses                                    (317,114)        288,975
    Increase (decrease) in prepaid sales & customer deposits                                           3,415         (12,107)
                                                                                               --------------  --------------
          Net cash used in operating activities                                                     (907,746)     (1,323,501)
                                                                                               --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                              (483,234)       (280,169)
   Increase in other assets from acquired operations
                                                                                               --------------  --------------
          Net cash used in investing activities                                                     (483,234)       (280,169)
                                                                                               --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of debt                                                                               2,030,542
  Repayments of debt and capitalized lease obligations                                              (275,626)     (1,990,117)
  Net proceeds from sale of Series A preferred stock, common stocks, and warrants                  1,664,492         810,083
                                                                                               --------------  --------------
      Net cash provided by  financing activities                                                   1,388,866         850,508
                                                                                               --------------  --------------
      Net Increase (decrease) in cash                                                                 (2,114)       (753,162)

CASH, beginning of period                                                                              2,114       1,042,112
                                                                                               --------------  --------------

CASH, end of period                                                                                      ($0)       $288,950
                                                                                               ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for-
    Interest                                                                                        $366,118        $160,344
    Taxes                                                                                             $5,998          $5,233
NON-CASH FINANCING ACTIVITIES:
   Conversion of convertible debt into Class WC Warrants                                            $100,000              $0
   Conversion of convertible debt into Class A Preferred Stock                                      $200,000              $0
   Other                                                                                                  $0         $63,000


    The accompanying notes are an integral part of these financial statements

1.    BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. Reference should be made to the Company's financial statements for the year ended June 30, 1995 for a description of the accounting policies which have been applied consistently. Also, reference should be made to the notes to the Company's June 30, 1995 financial statements contained in the Company's Form 10-KSB for the fiscal year ended June 30, 1995, for additional details of the Company's financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim period have been included. The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of those to be expected for the entire year. The Company, for the three and nine months ended March 31, 1996 and 1995, used the gross profit method to value inventory.

2.     STRATEGIC ALLIANCES

Part of the Company's long term plan for growth includes entering into strategic alliances with unrelated companies to maximize market potential. For this purpose, during April 1996, the Company moved the operations of its Italia Collections Inc. subsidiary (Italia) to The Lance Corporation (Lance), a Massachusetts manufacturer and distributor of various products to the giftware and collectibles market. The Company is currently finalizing the terms under which Lance will manufacture and support the entire product line of Italia, which largely consists of ceramic and porcelain collectibles, mirrors, and other decorative accessories for the home. As of May 20, 1996, the Company has executed no contracts for this purpose, but anticipates doing so in the subsequent quarter.

The Company is currently pursuing additional strategic alliances. As of May 20, 1996, no such additional alliances have been transacted. It was reported in the Company's Form 10-QSB for the period ended December 31, 1995 that the Company was conducting negotiations regarding the possible asquisition of a decorative accessories manufacturer based in California, and a collectibles manufacturer based in Massachusetts. The Company has since stopped such efforts in favor of the pursuit of strategic alliances with these firms.

3.     DISCONTINUATION OF OPERATIONS

On March 31, 1996, Company management decided to discontinue its catalog operations. As reported in prior filings, reduced revenues and high operating costs from this operation necessitated a charge against earnings for catalog write-downs of $350,000 in December 1995. The Company estimates that additional charges against earnings of $750,000 relating to the discontinuance of the catalog operation are necessary at March 1996. This charge, recorded in March 1996 will result in total charges relating to the discontinuation of the catalog operation of $1,100,000. For the nine months ended March 31, 1996, losses from continuing catalog operations, will total $423,714. Of this amount, $112,647 was generated during the quarter ended March 31, 1996. The Company plans to fully carry out the discontinuation of the catalog operation within one year from March 31, 1996. Subsequent to that date, the Company plans to wind down operations by filling existing orders and possibly mailing one final catalog as a "close-out sale" to liquidate inventory. Subsequently, no new orders will be accepted and the business will be terminated. At that time no remaining assets or liabilities are expected to remain on the Company's balance sheet.

4.    NOTES PAYABLE

In November 1994, the Company borrowed the sum of $225,000 from an unaffiliated third party, pursuant to a promissory note due March 30, 1995, together with interest at the rate of 14% per annum and 5% financing charge. As security for the obligations under the promissory note, the Company granted a security interest in and a lien upon all real property, personal property and fixtures of the Company then owned or subsequently acquired. Said lien was subordinate to the lien of a New York Bank. In addition, Max Munn, the President and his wife and a director and his wife, an Executive Vice President, each executed a personal guaranty of the Company's obligations under the promissory note. On April 21, 1995, the Company entered into an agreement to restructure the terms of the promissory note. The security interest, liens, and guarantees previously granted continued pursuant to the restructuring. On April 24, 1995, the Company paid the lender $25,000 principal plus $13,010 of accrued interest. The promissory note was due October 20, 1995. The note bore interest at the rate of 14% payable monthly. The promissory note was convertible in whole or in part into a maximum of 80,000 shares of the Preferred Stock, and on December 15, 1995, such conversion took place.

In June and July 1995, the Company delivered to unaffiliated parties promissory notes in the aggregate amount of $300,000 with interest at the rate of 10% per annum (the 10% Notes) and promissory notes in the principal amount of $100,000 with interest at the rate of 6% per annum (the 6% Notes). The 10% Notes and 6% Notes were each payable in June and July, 1996 or the closing of the sale by the Company of an issue of Preferred Stock whichever is earlier. The 6% Notes were convertible, in whole or in part, at the option of the holder, into a maximum of 2,000,000 WC Warrants entitling the holders for a period of five years to purchase one share of Preferred Stock per Warrant at a price of $5.50 per share. These Warrants are redeemable by the Company. The Notes are secured by a lien on the Company's assets. In September 1995 the Company repaid all 10% notes in full, plus all accrued interest for both the 10% Notes and 6% Notes. All holders of 6% notes have opted to convert, in full, into a total of 2,000,000 WC Warrants, which were registered in a Registration Statement declared effective by the Securities and Exchange Commission on September 18, 1995 (See Note 5).

On October 16, 1995, the Company entered into a new agreement to restructure a promissory note dated May 1995, with the principal amount of $500,000 bearing interest at the rate of 18% per annum with the principal which was due and payable in full on September 30, 1995 and a $150,000 note dated May 12, 1995, bearing interest at the rate of 18% payable monthly with 135% of the principal which was also due and payable in full on September 30, 1995 with a Nevis, BWI Corporation. As of October 16, 1995 the parties agreed the Company owed the lender, including interest and monthly extension fees of approximately $102,500 through December 15, 1995, an aggregate amount of approximately $805,000. According to the new agreement, the Company paid $405,000 to the Nevis BWI Corporation upon acceptance of the agreement, The Company also delivered a Promissory Note in the principal amount of approximately $400,000, in extension and replacement of the remaining balance due payable of $180,000 on or before December 15, 1995 and $220,000 on July 31, 1996. The new agreement also stipulates that the lender shall sell the 180,000 shares of the Company's Class A Common Stock, owned by the lender and held in escrow, for $180,000 to an unaffiliated third party designated by the Company. This sale took place in January 1996. In addition, during December 1995 the Company issued 35,000 shares of Class A Common Stock to the lender (such shares carry registration rights.) The Note is also guaranteed by Max Munn, the President of the Company.

5. COMMITMENTS AND CONTINGENCIES

Consulting and Employment Agreements

On October 27, 1995 the Company entered into a one year employment agreement with the Vice President, Operations with an annual base salary of $120,000. The Agreement may be terminated by the Company with a payment of 50% of the employee's salary remaining under the agreement or a payment of six week's salary in the event the employee resigns from the Company. The Agreement also provides for the employee to be granted certain stock options to purchase an aggregate of 100,000 Class A Shares, 50,000 of which to be granted and vested immediately at a price of $2.00 per share, exercisable in six months from the date of grant, and any attempt to exercise these options during the exercise period will terminate the options granted on September 16, 1994; options to purchase 25,000 shares at a price of $4.00 per share to be granted on the second anniversary; and options to purchase 25,000 shares at a price of $5.00 per share to be granted on the third anniversary. The Agreement also provides for a bonus program based on the Company meeting certain minimum profit goals. In April 1996, the employment of the Vice President, Operations was terminated. The Company will settle its obligations to the employee during the subsequent quarter. This settlement will be in the form of severance payments totalling approximately $27,000. No securities have been issued to the employee, nor will they be as part of the settlement.

In August 1995, the Company entered into a four year employment agreement with the Executive Vice President, with an annual salary of $150,000. In addition, on or about September 30, 1995, the agreement provided for the Executive Vice President to receive a one time payment at the Company's option of either, $50,000 or 50,000 shares of Class A Common Stock. As of May 20, 1996 this one time payment has not been made. This person is also entitled to receive stock options, stock bonuses and other equity instruments in an amount equal to that of which is received by Max Munn, the President or members of his immediate family.

As part of the Italia acquisition during fiscal year ended June 30, 1995, The Company entered into various consulting and employment agreements aggregating $176,000 per annum. The agreements were subject to termination at any time by Italia for reasons specified in the agreements. In July 1995, the employment agreement for the President of Italia, as well as all other agreements, were terminated by the Company.

On February 15, 1996, the Company's Board of Directors agreed to enter into a four-year employment agreement between the Company and its President and Chief Executive Officer. The agreement will provide an annual base salary of $150,000, with annual increases of 10%. Such increases will be subject to the attainment of profitable results of operations by the Company. In addition, the agreement will grant the President and Chief Executive Officer an option to purchase at any time 150,000 shares of the Company's Series A, 10% Cumulative Convertible Preferred Stock at a price of $2.50 per share. The exercise of this option, as well as any subsequent conversion to the Company's Class A Common Stock, will require the prior approval of the Company's investment banker. The agreement will also contain a "non-compete" clause and provide the President and Chief Executive Officer with life insurance and the use of an automobile. As of May
20, 1996, the document for this agreement has not been finalized or executed. This is expected to occur during the subsequent quarter. Presently, the President and Chief Executive Officer draws an annual salary of $150,000 and has the use of an automobile provided by the Company.

Legal Matters

On October 13, 1995, Ted Stevens, individually, as a Shareholder and Director and Morris Munn, individually and as a Director and on behalf of themselves and all other similarly situated Shareholders and Directors of Interiors, Inc., filed a complaint in the Supreme Court of the State of New York, County of Westchester, against the Company, Max Munn, Richard Josephberg, Roger Lourie and Steven Morse seeking, among other things, to enjoin Max Munn from serving as President and Chief Executive Officer and seeking to enjoin Messrs. Josephberg and Morse from serving as Directors. Further, they are seeking unspecified damages. Mr. Steven Morse has since resigned as a director of the Company. The Plaintiffs have moved for a preliminary injunction, and this motion was denied. On November 9, 1995, Max Munn filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company, Ted Stevens, Morris Munn and Sidney Burns seeking, among other things, a summary or expedited proceeding directing the Company to hold an Annual Meeting of its Stockholders and setting the record date for the determination of Stockholders entitled to vote at the meeting. In May 1996, the Court set the date of the Company's annual meeting at June 7, 1996 for shareholders of record at April 10, 1996. The Company has mailed the necessary proxies for this purpose.

On December 1, 1995, Ted Stevens filed a complaint in United States District Court, Southern District of New York against Laurie Munn and American Stock Transfer & Trust Company seeking, among other things, the equitable recision of a stock sale agreement between Mr. Stevens and Ms. Munn and return of the 269,500 Class B Common shares of stock sold by Mr. Stevens to Ms. Munn, together with punitive and compensatory damages. Mr. Stevens moved for a preliminary injunction to prohibit Ms. Munn from voting her shares during the action. On February 29, 1996, the Court held that Mr. Stevens did not have the right to recision and denied Mr. Stevens' motion for a preliminary injunction. On April 17, 1996, the Court dismissed the action for lack of subject matter jurisdiction because it was for less than the jurisdictional minimum amount.

On December 12, 1995, Ann Stevens filed a complaint in United States District Court, Southern District of New York (now pending in the Supreme Court of New York, County of Nassau) against Interiors, Inc., Italia Collection, Inc., Max Munn, Robert Schildkraut, Roger Lourie, Richard Josephberg, and Michael Freehling seeking, among other things, compensatory damages of $734,694 and punitive damages of $3,000,000 arising out of the alleged breach of Ann Stevens' Employment Agreement. On January 26, 1996, this motion was discontinued in Federal Court and recommenced in the Supreme Court of the State of New York, County of Nassau. A motion to dismiss all but her breach of contract cause of action was served on February 19. 1996 and is pending as of May 17, 1996.

On April 23, 1996, Ted Stevens filed a complaint in the Court of Chancery of the State of Delaware against Max Munn, Michael Amore, Donald Feldman, Richard Josephberg, and Roger Lourie and Interiors, Inc., seeking, among other things, the recision of a stock sale agreement between the Company and Laurie Munn for the sale of 250,000 shares of the Company's Class B Common stock to Ms. Munn, voiding the results of any election at a shareholders meeting should the company hold such a meeting during the pendency of this complaint, requiring the immediate repayment with interest to the company of a loan made by the company to Mr. Munn on February 8, 1996 for $39,305.42, plus damages and expenses. This action is brought as a derivative and class action suit. The company and the individual defendants consider this complaint to be without merit and will vigorously defend the action.

The Company is subject to other claims and litigation in the ordinary course of business. In Management's opinion, such claims are not material to its financial position or its results of operations.

6.       SHAREHOLDERS' EQUITY

On April 13, 1995, the Company lowered the price at which its Class WA Warrants may be converted into Class A Shares from $5.17 per share to $1.50 per share, subject to 30 days notice to all warrant holders and the filing by the Company of an amended Registration Statement, and the Securities and Exchange Commission declaring such Registration Statement, as amended, effective. The Company has filed such amendment with the Securities and Exchange Commission on May 15, 1995 and the Commission declared it effective on June 15, 1995. At May 20, 1996, none of the subject warrants have been exercised and the amended Registration Statement is no longer effective because financial information included therein is not current. The Company plans to refile an amended Registration Statement with the Securities and Exchange Commission during the subsequent quarter for this purpose.

In September 1995, the Company's "Registration Statement" with respect to 460,000 shares of Series A, 10% Cumulative Convertible Preferred Stock ("Preferred Stock"), and 230,000 Redeemable Class WC Warrants ("Warrants") to purchase Preferred Stock at the exercise price of $5.50 per share was declared effective by the Securities and Exchange Commission. Each share of Preferred Stock is convertible commencing one year from the date of issue, subject to adjustment, into three shares of Class A Common Stock of the Company. On May 5, 1995 the former President was reappointed as President, Chief Executive Officer and Treasurer of the Company in connection with this offering. In September 1995, upon completion of the Preferred Offering, the President resigned. The net proceeds from this Offering were approximately $1,633,000, including over-allotments.

In December 1995, pursuant to the terms of a promissory note, the holder of such note converted the note into 80,000 shares of Preferred Stock. Also in December 1995, pursuant to the terms of a promissory note, 35,000 shares of the Company's Class A Common Stock were issued to the lender. Approximately $25,000 was charged against earnings during the quarter ended December 31, 1995 in conjunction with the issuance of these shares.
(See Note 4.  Notes Payable.)

In December 1995, in consideration for certain services rendered, 10,000 shares of the Company's Class A Common Stock were issued to various individuals. Approximately $7,000 was charged against earnings during the quarter ended December 31, 1995 in conjunction with the issuance of these shares.

In August 1995, the Company has agreed to issue, at a future date, 60,000 Class A Common shares in settlement of all current and future liabilities under a two-year Marketing and Organizational Agreement (the "Marketing Agreement") with a consulting firm dated January 4, 1994. These shares, which bear a restrictive legend, were issued on April 16, 1996. In conjunction with the issuance of these shares, approximately $55,000 of charges against earnings are necessary and were fully accrued in December 1996.

In January 1996, pursuant to the terms of restructure of a promissory note, 180,000 shares of the Company's Class A Common Stock, owned by the lender and held in escrow, were sold to unrelated investors. (See Note 4. Notes Payable.)

In January 1996, the Company's Board of Directors elected to lower the exercise price of the Company's Class WB Warrant to $2.00 per Class A Common share, subject to the filing and effectiveness of a Registration Statement with the Securities and Exchange Commission. As of May 20, 1996, such filing has not taken place.

In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the record date). Payment was made on March 1, 1996 by the issuance of
0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the record date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares.

In February 1996, the Company's Board of Directors approved the issuance to Sol Munn of 150,000 shares of the Company's Class A Common Stock, in consideration for past consulting services provided. These shares, which bear a restrictive legend, were issued on April 12, 1996.

In conjunction with the issuance of these shares, approximately $138,000 of charges against earnings are necessary and were fully accrued in December 1996.

In April 1996, the Company's investment banking firm arranged for the private placement of 175,000 shares of the Company's Common A Stock and 50,000 shares of the Company's Series A Preferred Stock. These shares were issued on April 24, 1996 to various unrelated investors generating gross proceeds of $431,251. The Company realized net proceeds of $310,609 which was used to pay certain outstanding liabilities.

On April 4, 1996, the Company's Board of Directors resolved to issue 250,000 shares of the Company's Class B Common Stock to Laurie Munn, wife of the Company's President and Chief Executive Officer. This issuance is in consideration for a down payment of $250, Ms. Munn's 6.6% note to the Company providing for principal of $437,500 to be paid to the Company in five equal annual installments of $105,561.90, and Ms. Munn's guaranty and pledge of her assets for certain Company debt. The shares were issued to Ms. Munn on April 8, 1996.

Item 2.  Management's Discussion


         The following discussion should be read in conjunction with the information contained in the financial statements of the Company (the "Financial Statements") and the Notes (the "Notes") thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1995, which discussion is incorporated herein by reference.

Results of Operations

         The Company's net sales for the quarter ended March 31, 1996, increased by $185,000 or 10.8% to $1,892,000 (including $136,000 of revenue from discontinued operations - Note 3) from $1,707,000 for the quarter ended March 31, 1995. The Company's net sales for the first nine months ended March 31, 1996 increased by $574,000 or 11.0% to $5,776,000 (including $743,000 of revenue from discontinued operations - Note 3) from $5,202,000 for the nine months ended December 31, 1994.

         Net sales for the A.P.F. Master Framemakers division for the quarter ended March 31, 1996, increased by 526,000 or 53.5% to $1,509,000 from $983,000 for the quarter ended December 31, 1994. Net sales for the A.P.F. Master Framemakers division for the nine months ended March 31, 1996 increased by $535,000 or 20.5% to $3,144,000 from $2,609,000 for the nine months ended March 31, 1995. Net sales for the Interiors Catalog division, which will be discontinued (Note 3) for the quarter ended March 31, 1996, decreased by $163,000 or 54.5% to $136,000 from $299,000 for the quarter ended March 31,
1995. Net sales for the Interiors Catalog division for the nine months ended March 31, 1996 decreased by $1,032,000 or 58.1% to $743,000 from $1,775,000 for the nine months ended March 31, 1995. The decreases for both comparative periods was largely due to the generally high operating costs associated with catalog operations. It is for this reason that this business activity will be discontinued, as discussed at

Note 3. Net sales of Italia Collection for the quarter ended March 31, 1996 decreased by $176,000 or 41.6% to $247,000 from $423,000 for the quarter ended March 31, 1995. This decrease was largely due to the relocation of Italia Collection to Massachusetts during the quarter (See Note 2.) Net sales of Italia Collection for the nine months ended March 31, 1996 totalled $1,889,000. During the prior period, net sales of Italia Collection from the date of acquisition (October 21, 1994) to March 31, 1995 totalled $747,000.

         The Company's cost of goods sold as a percentage of net sales (including discontinued operations discussed at Note 3) increased to 50% for the nine months ended March 31, 1996, from 42% for the nine months ended March 31, 1995. The reduced margins are largely due to inventory charges relating to the discontinuance of operations (Note 3.) The Company used, during the six months ended December 31, 1995 and 1994, the gross profit method to value inventory.

         Selling, general and administrative expenses for the nine months ended March 31, 1996, at $2,834,000 (including expenses for discontinued operations discussed at Note 3 totalling $713,000) were $96,000 higher than the nine months ended March 31, 1995. But because revenues were correspondingly greater, the percent of expenses to revenues decreased in the current period to 49% versus 53% for the prior period. Selling, general and administrative expenses for the three months ended March 31, 1996 (including expenses for discontinued operations discussed at Note 3 totalling $171,000) were $59,000 higher than the three months ended March 31, 1996. But because revenues were correspondingly greater, the percent of expenses to revenues decreased in the current period to 52% versus 55%. Interest expense as a percentage of sales increased to 6.3% for the nine months ended March 31, 1996 versus 4.7% for the nine months ended March 31, 1995, primarily due to the impact of carrying Italia's debt, and the recording of finance charges pursuant to the restructuring of certain notes outstanding. Such restructuring took place on October 16, 1995. For the three months ended March 31, 1996, interest expense totalled $72,000 versus $81,000 for the three months ended March 31, 1995.

         During the quarter ended March 31, 1996, non-cash charges of $750,000 were reported against earnings for the discontinuance of catalog operations. During the prior quarter, $350,000 of such charges were recorded. This total charge of $1,100,000 is pursuant to management's decision to discontinue the catalog operation as of March 31, 1996 (See Note 3.) During the quarter ended December 31, 1995, non-cash charges against earnings of $200,000 for the future issuance of equity instruments to various consultants was recorded. As disclosed elsewhere in this filing, these securities were issued in April 1996 and the actual charges relating thereto total $193,200. Adjustment of $6,800 was recorded in March 1996.

         For the three months ended March 31, 1996, the Company realized a net loss of approximately $859,000 or $0.33 per share, as compared to net income of approximately $18,000 or $0.01 per share for the three months ended March 31, 1995. For the nine months ended March 31, 1996, the Company realized a net loss of approximately $1,630,000 or $0.63 per share, as compared to net income of approximately $73,000 or $0.04 per share for the nine months ended March 31,
1995. For the three months ended March 31, 1996, income from continuing operations totalled approximately $3,000 versus approximately $18,000 for the three months ended March 31, 1995. For the nine months ended March 31, 1996, loss from continuing operations totalled approximately $106,000 versus income from continuing operations during the nine months ended March 31, 1995 totalling approximately $73,000.

Liquidity and Capital Resources

         At March 31, 1996, no cash balances were recorded as compared to approximately $2,000 at June 30, 1995. Net cash used in operating activities totalled approximately $908,000 for the nine months ended March 31, 1996 as compared to $1,324,000 for the nine months ended March 31, 1995. For the nine months ended March 31, 1996, the operating cash outflow was largely due to the period's net loss, together with increases in inventories and accounts receivable, decreases in accounts payable and accrued expenses, and partially offset by the addback of non-cash charges to earnings (i.e. - provisions for depreciation, amortization, discontinuation of operations, and the issuance of stock).

         Net cash used in investing activities totalled $483,000 for the nine months ended March 31, 1996 as compared to $280,000 for the nine months ended March 31, 1995. This increase in investing activities was primarily due to the assets acquired through the purchase of Italia.

         Net cash provided by financing activities totalled $1,389,000 for the nine months ended March 31, 1996, compared to $851,000 for the nine months ended March 31, 1995. The increase is largely due to the net proceeds from the sale of 460,000 shares of Series A Preferred Stock that were registered by the Company in September 1995. This enabled the retirement of $276,000 of debt during the current period, versus the need to increase debt in the prior period of approximately $41,000.

         As of March 31, 1996, working capital was $796,000, as compared to a small deficit as of June 30, 1995. During the nine months ended March 31, 1996, trade accounts receivable increased $149,000, essentially due to the increased revenues of the current period. Accounts payable and accrued liabilities for March 31, 1996 decreased $317,000 during the nine months ended March 31, 1996. During the current year, the Company conducts business activities largely on a cash basis. This, together with the ongoing settlement of open liabilities has led to an overall reduction of such liabilities.

         In July 1994 the Company replaced its financing arrangement with a bank line of credit of up to $950,000 with a New York Bank following the Company's Initial Public Offering. Such borrowings are based on receivables and inventory. The borrowings under such line of credit are secured by a lien on all personal property and fixtures of the Company and personally guaranteed by certain of the Company's executive officers. The Company has agreed with the bank to reduce the line of credit by $10,000 per month. At March 31, 1996, the line of credit was reduced to $940,000. As of May 20, 1996, the line of credit has been reduced to $920,000. This line of credit bears interest at a rate of prime plus 1% (9.25% at May 20, 1996.) The Company is also seeking alternative sources of financing to ultimately fully replace the current line of credit, but there can be no assurance it will be able to do so.

         In connection with the Company's plan to restructure its wholesale business, the Company, through its wholly owned subsidiary, Italia Collection, Inc. ("Italia Collection"), acquired the businesses of two privately held Florida-based companies, Murano Crystal Corp. ("Murano") and Ceramic Productions, Corp. ("CPC"), which manufacture and market upscale decorative ceramic accessories to the home furnishings industry through a showroom in High Point, North Carolina and a network of sales representatives. Closing on such acquisitions occurred on October 21, 1994. These acquisitions were accounted for under the purchase method of accounting. In connection therewith, the Company agreed to pay the seller on the basis of a formula purchase price computed as a factor of future earnings from continuing operations, subject to certain adjustments and offsets in cash and/or Class A Shares. As of May 20, 1996, no payments have been made to the seller for this acquisition, nor have any liabilities for such payment been recorded on the Company's books. The parties are currently in dispute regarding the nature and amount, if any, of the consideration necessary. Discussions are currently in progress. Upon resolution of these discussions, appropriate payments will be made and recorded on the Company's books.

         On February 15, 1995, Italia Collection entered into a Financing Agreement with a New York based secured lender whereby Italia Collection may borrow pursuant to an asset-related formula. The agreement remains in effect at May 20, 1996, and may be terminated by either party upon notice to the other and payment of the commitment fee for the unexpired term of this agreement. Although the Company is currently pursuing the alternative financing agreements, as of May 20, 1996 no such arrrangements have been finalized. According to the current agreement, the lender, upon confirmation of shipments, will advance Italia Collection 70% of the receivable. Upon collection of the receivable, the lender remits the balance of 30%. Interest is calculated on the daily cash balance at the rate of prime plus 9% per annum (17 1/4% as of May 20, 1996) or a minimum of 18% per annum against a minimum monthly defined compensation of $3,000. As of March 31, 1996, the amount due to the lender was approximately $1,189,000. In addition, the secured lender received personal guarantees from the President, Max Munn, of the Company and his spouse. During February 1996, the Company's President and Chief Executive Officer arranged for $160,000 additional financing from this lender at the rates in effect for existing loans. The President and Chief Executive Officer, and his spouse, have provided personal guarantees for this additional funding, in addition to a security interest in certain real estate and Company stock owned by his spouse. Of these proceeds, approximately $121,000 was used to pay outstanding tax liabilities. The balance of the proceeds, was loaned by the Company to the President and Chief Executive Officer. A demand loan dated February 8, 1996, bearing an annual rate of interest of 18%, was executed by the President and Chief Executive Officer, and countersigned by the Chief Financial Officer. On May 13, 1996, the Company's Board of Directors affirmed the loan by the Company to its President and Chief Executive Officer. The principal balance of the loan is expected to be largely offset by unreimbursed business expenses generated by the President and Chief Executive Officer during the past two years. An accounting of these expenses will be made during May 1996. To the extent that a balance remains, this balance will be repaid to the company in equal installments over one year, at an annual interest rate of 18%.

During the month of February 1996, the Company finalized negotiations with the Internal Revenue Service (the service) for the payment of outstanding tax liabilities. The agreement will require the Company to pay approximately $9,000 per month for approximately 14 months for this purpose. The Company executed an agreement with the service in March 1996 for this purpose.

         On November 23, 1994, the Company borrowed the sum of $225,000 from Ekistics Corp., a Bahamian corporation, pursuant to a promissory note due March 30, 1995, together with interest at the rate of 14% per annum and a 5% financing charge. In April 1995, the Company paid $25,000, plus interest on account of the principal amount of said Note and entered into a revised note for the $200,000 balance with such revised note providing for payment of principal on October 20, 1995, having an interest rate of 14% per annum and being convertible into 80,000 shares of Preferred Stock and 40,000 Class WC Warrants. On December 15, 1995, this conversion took place. The 80,000 Preferred Shares and 40,000 WC Warrants were registered in a Registration Statement declared effective September 18, 1995.

         In August 1995, the Company has agreed to issue, at a future date, 60,000 Class A Common shares in settlement of all current and future liabilities under a two-year Marketing and Organizational Agreement (the "Marketing Agreement") with a consulting firm dated January 4, 1994. These shares were issued on April 16, 1996. This consultant agreed to arrange to have a secured lender restructure its $225,000 secured loan with the Company. The consultant has also arranged for the sale of 330,000 registered Class A shares of Theodore Stevens. Mr. Stevens is a principal stockholder and Director of the Company.

         In June and July 1995, the Company delivered to unaffiliated parties promissory notes in the aggregate amount of $300,000 with interest at the rate of 10% per annum (the "10% Notes") and promissory notes in the principal amount of $100,000 with interest at the rate of 6% per annum (the "6% Notes"). The 10% Notes and 6% Notes were each payable in June and July, 1996 or the closing of the sale by the Company of an issue of Preferred Stock, whichever is earlier. The 6% Notes were convertible, in whole or in part, at the option of the holder, into a maximum of 2,000,000 WC Warrants entitling the holders for a period of five years to purchase one share of Preferred Stock per Class Warrant at a price of $5.50 per share. These Warrants are redeemable by the Company. The Notes were secured by a lien on the Company's assets. In September 1995 the Company repaid all 10% Notes in full, plus all accrued interest for both the 10% Notes and 6% Notes. All holders of 6% Notes have converted in full, into a total of 2,000,000 Class WC Warrants, which were registered in a Registration Statement declared effective by the Securities and Exchange Commission on September 18, 1995.

         In September 1995 the Company issued 460,000 shares Series A, 10% Cumulative Convertible Preferred Stock ("Preferred Stock"), and 230,000
Redeemable Class WC Warrants ("Warrants") to purchase Preferred Stock at the exercise price of $5.50 per share. Each share of Preferred Stock is convertible, commencing one year from the date of issue, subject to adjustment, into three shares of Class A Common Stock of the Company. On May 5,1995 Mr. Ted Stevens was reappointed as President, Chief Executive Officer and Treasurer of the Company in connection with this offering. In September 1995, upon completion of the Preferred Offering, Mr. Stevens resigned. The net proceeds from this Offering were approximately $1,633,000, including over-allotments.

         In September 1995, the Company lowered the exercise price of the Company's Class WA Warrant to $1.50 per share and arranged to place 180,000 shares of the Company's Class A shares which were previously sold pursuant to a Regulation S private placement into escrow and to be repurchased by the Company over the next 12 months. These shares were sold in January 1996 to unrelated parties pursuant to a restructuring of a note payable by the Company to the holder of these shares as discussed below.

         On October 16, 1995, the Company entered into an agreement to restructure a promissory note dated May 1995, with the principal amount of $500,000 bearing interest at the rate of 18% per annum with the principal which was due and payable in full on September 30, 1995 and a $150,000 note dated May 12, 1995, bearing interest at the rate of 18% payable monthly with 135% of the principal which was also due and payable in full on September 30, 1995 with a Nevis, BWI Corporation. As of October 16, 1995 the parties agreed the Company owes the lender, including interest and monthly extension fees of approximately $102,500 through December 15, 1995, an aggregate amount of approximately $805,000. According to the new agreement, the Company paid $405,000 to the Nevis Corporation upon acceptance of the agreement, The Company also delivered a Promissory Note in the principal amount of approximately $400,000, in extension and replacement of the remaining balance due payable of $180,000 on or before December 15, 1995 and $220,000 on July 31, 1996. The new agreement also stipulates that the lender shall sell the 180,000 shares of the Company's Class A Common Stock, owned by the lender and held in escrow, for $180,000 to an unaffiliated third party. The proceeds of such sale will be applied against the note and was scheduled to occur prior to December 15, 1995. The stock sale took place in January 1996. In Addition, during December 1995, the Company issued to the lender 35,000 unregistered shares of Class A Common Stock. Such shares shall be afforded a piggyback registration right for all registration statements filed by the Company before July 31, 1996 and a one time demand registration right commencing after July 31, 1996. The note is also guaranteed by Max Munn, the President of the Company.

In April 1996, the Company's investment banking firm arranged for the private placement of 175,000 shares of the Company's Common A Stock and 50,000 shares of the Company's Series A Preferred Stock. These shares were issued on April 24, 1996 to various independent investors generating gross proceeds of $431,251. The Company realized net proceeds of $310,609 which was used to pay certain outstanding liabilities.

         Except as otherwise set forth herein, the Company has no material commitments for capital expenditures other than for ordinary expenses incurred during the usual course of business. In order to fund growth over the long term, the Company anticipates possible future issuance of its securities resulting in further dilution to its security holders.

         Management believes that cash flow from operations as they currently exist are not sufficient to support such operations. Accordingly, Company management is now identifying and implementing the corrective changes deemed necessary. Two important actions, as disclosed elsewhere in this filing are the discontinuation of its catalog business, and the relocation of its Italia operation. The Company has also reduced staffing during the quarter ended March 31,

1996 to generate payroll cost savings. In addition, the company is actively pursuing additional financing to provide an immediate benefit.

         The Company has no current plans to employ financing strategies which will materially affect the Company's operating results or financial condition, other than those disclosed herein.

         While the Company operates pursuant to a policy that generally precludes acceptance of goods on a non-cash basis (sometimes known as barter transactions), the Company does from time to time execute upon goods provided by a customer in the event of non-payment by that customer.

Impact of Inflation

         The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies and other operating costs could adversely affect the Company's operations. However, the Company believes it could increase prices to offset increases in cost of goods sold or other operating costs.



Sales Variations

      Although  the  Company's   net  sales  are  not  subject  to   seasonality
fluctuations experienced by certain retailers, the Company experiences some minor variations in the level of sales by quarter. The first quarter of the fiscal year (i.e., July 1 through September 30) is generally the Company's slowest sales period due to the fact that the summer period is typically the period when art galleries are at their slowest purchasing period and the Company's catalog mailings are reduced. During this period, the Company's warehouse and factory closes for three to five days to take the annual physical inventory and to consolidate vacation periods for the Company's employees. On the other hand, the Company's sales during its second quarter (October 1 through December 31) modestly exceed each of the Company's other three quarters due to a greater number of catalog orders received during the Christmas holiday period.

                                     PART II

                                OTHER INFORMATION

Item 1.        Legal Proceeding

         On or about May 11, 1995, Hide Tashiro commenced a lawsuit against Interiors, Inc. and others, by filing a motion for summary judgment in lieu of a complaint. Mr. Tashiro demands a sum of $75,000 in repayment of a loan to Decor Holdings, Inc., together with interest and attorney's fees. The loan was guaranteed by A.P.F. Holdings, Inc., predecessor to Interiors, Inc. The Company believes it has meritorious defenses and intends to vigorously defend against the claim. On April 23, 1996, the Court denied Mr. Tashiro's motion for summary judgement.

         The Company in April 1992 borrowed $150,000 from Hide Tashiro and $150,000 from Takehisa Nishijima evidenced by promissory notes due July 1, 1995. Subsequent to June 30, 1996, Mr. Tashro commenced an action by motion for summary judgement in lieu of a complaint for the alleged failure by the Company to pay the sum of $150,000 with interest and cost. At May 17, 1996, the Company is not aware of any decision by the Court but is urging the Court to decide in a manner consistent with the earlier motion.

         In July 1995, the Company through its attorneys made demand against Morgan Steel Ltd. the office which is located on the Isle of Man, England, for the payment of $362,507 on account of a perceived violation of Section 16(b) of the Securities and Exchange Act. No response to said demand for payment has been made to date.

         Gear Holdings, Inc. claims that it is owed license fees by Italia in an amount in excess of $40,000. Italia is investigating the merits of this claim, and believes that it does not have a liability to Gear Holdings, Inc.

         On or about December 23, 1994, Merrill Corporation brought action against the Company for $55,672.80 plus interest and attorney's fees relating to the printing of the Company's registration statement. The Company maintains that Merrill billed approximately five times the price estimate and that bills were unreasonable. Merrill moved for summary judgement, and the motion was denied.

      On October  13,  1995 Ted  Stevens,  individually,  as a  Shareholder  and
Director and Morris Munn, individually and as a Director and on behalf of themselves and all other similarly situated Shareholders and Directors of Interiors, Inc., filed a complaint in the Supreme Court of the State of New York, County of Westchester, against the Company, Max Munn, Richard Josephberg, Roger Louire and Steven Morse seeking, among other things, to enjoin Max Munn from serving as President and Chief Executive Officer and seeking to enjoin Messrs. Josephberg and Morse from serving as Directors. Further, they are seeking unspecified damages. Mr. Steven Morse has since resigned as a director of the Company. The Plaintiffs have moved for a preliminary injunction, and this motion was denied. On November 9, 1995, Max Munn filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company, Ted Stevens, Morris Munn and Sidney Burns seeking, among other things, a summary or expedited proceeding directing the Company to hold an Annual Meeting of its Stockholders and setting the record date for the determination of Stockholders entitled to vote at the meeting. In May 1996, the Court set the date of the Company's annual meeting at June 7, 1996 for shareholders of record at April 10, 1996. The Company has mailed the necessary proxies for this purpose.

On December 1, 1995, Ted Stevens filed a complaint in United States District Court, Southern District of New York against Laurie Munn and American Stock Transfer & Trust Company seeking, among other things, the equitable recision of a stock sale agreement between Mr. Stevens and Ms. Munn and return of 269,500 Class B Common shares of stock sold by Mr. Stevens to Ms. Munn, together with punitive and compensatory damages. Mr. Stevens moved for a preliminary injunction to prohibit Ms. Munn from voting her shares during the action. On February 29, 1996, the Court held that Mr. Stevens did not have the right to recision and denied Mr. Stevens' motion for a preliminary injunction. On April 17, 1996, the Court dismissed the action for lack of subject matter jurisdiction because it was for less than the jurisdictional minimum amount.

On December 12, 1995, Ann Stevens filed a complaint in United States District Court, Southern District of New York (now pending in the Supreme Court of New York, County of Nassau) against Interiors, Inc., Italia Collection, Inc., Max Munn, Robert Schildkraut, Roger Lourie, Richard Josephberg, and Michael Freehling seeking, among other things, compensatory damages of $734,694 and punitive damages of $3,000,000 arising out of the alleged breach of Ann Stevens' Employment Agreement. On January 26, 1996, this action was discontinued in Federal Court and recommenced in the Supreme Court of the State of New York, County of Nassau. A motion to dismiss all but her breach of contract cause of action was served on February 19, 1996 and is pending as of May 20, 1996.

On April 23, 1996, Ted Stevens filed a complaint in the Court of Chancery of the State of Delaware against Max Munn, Michael Amore, Donald Feldman, Richard Josephberg, and Roger Lourie and Interiors, Inc., seeking among other things, the recision of a stock sale agreement between the Company and Laurie Munn for the sale of 250,000 shares of the Company's Class B Common stock to Ms. Munn, voiding the results of any election at a shareholders meeting should the company hold such a meeting during the pendency of this complaint, requiring the immediate repayment with interest to the company of a loan made by the company to Mr. Munn on February 8, 1996 for $39,305.42, plus damages and expenses. This action is brought as a derivative and class action suit. The company and the individual defendants consider the complaint to be without merit and will virouously defend the action.

Item 2.        Changes in Securities

               None in addition to those disclosed herein.

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matter to a Vote of Security Holders

               None

Item 5.        Other Information



Item 6.        Exhibits and Reports on Form 8-K

(a)   Exhibits

      11       Statement re: computation of per share earnings.


(b)   Reports on Form 8-K

               During the Nine Months Ended March 31, 1996, no report on Form 8-K was filed.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    INTERIORS, INC.





March 20, 1996                              By: /s/Max Munn
                                                --------------------------------
                                                Max Munn, President and
                                                 Chief Executive Officer






March 20, 1996                             By: /s/Michael J. Amore
                                               --------------------------------
                                               Michael J. Amore, Vice President
                                                and Chief Financial Officer