Form 10QSB/A
period 1996-03-31
INTERIORS INC
filed 1996-07-05
CIK 921563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Nine Month Period Ended March 31, 1996.

or

[ ]      Transition   Report  Pursuant  to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the Transition Period From             to            .

                           Commission File No. 0-24352


                                 INTERIORS, INC.
                                 ---------------
      (Doing Business in New York under the name A.P.F. Master Framemakers)
       (Exact name of small business issuer as specified in its charter)

               Delaware                              13-3590047
               --------                              ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X].      No [ ] .

The number of shares outstanding of the issuer's Class A Common Stock and Class B Common Stock as of June 11, 1996 was 2,435,247 and 552,500, respectively.

Transitional Small Business Disclosure Format (check one).  Yes [ ].   No  [X].

                                 INTERIORS, INC.

                                TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................  1

           Consolidated Balance Sheet as of March 31, 1996...................  2

           Consolidated Statements of Operations -
                For the Three Months Ended March 31, 1996 and 1995...........  3

           Consolidated Statements of Operattions -
                For the Nine Months Ended March 31, 1996 and 1995............  4

           Consolidated Statement Changes in Stockholders' Equity -
                For the Nine Months Ended March 31, 1996.....................  5

           Consolidated Statements of Cash Flows-
                For the Nine Months Ended March 31, 1996 and 1995............  6

Item 2.  Management's Discussion and Analysis................................ 14

PART II - OTHER INFORMATION

Item 1.  Legal Proceeding...................................................  21

Item 2.  Changes in Securities..............................................  23

Item 3.  Defaults Upon Senior Securities....................................  23

Item 4.  Submission of Matters to a Vote of Security Holders................  23

Item 5.  Other Information..................................................  23

Item 6.  Exhibits and Reports on Form 8-K...................................  23

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

                                 INTERIORS, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                         March 31,
              ASSETS                                       1996
                                                        ----------

CURRENT ASSETS:
  Cash                                                         $0
  Accounts receivables -
     Trade, net of allowance of $40,000                 1,596,437
  Inventories                                           2,542,130
  Prepaid expenses and other current assets               415,422
                                                          -------
              Total current assets                      4,553,989
                                                        ---------

PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                               1,709,415
  Furniture and fixtures                                  156,179
  Leasehold improvements                                  259,405
                                                          -------
            Total property and equipment, at cost       2,124,999

  Less- Accumulated depreciation and amortization         908,234
                                                          -------
          Net property and equipment                    1,216,765

OTHER ASSETS                                              820,934
                                                          -------
          Total assets                                 $6,591,688
                                                       ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Notes payable and current maturities of
        long-term debt                                 $2,310,742
     Accounts payable and accrued liabilities           1,374,350
     Prepaid sales and customer deposits                   46,583
     Capital lease obligations                             26,729
                                                           ------
               Total current liabilities                3,758,404
                                                        ---------
   NON-CURRENT LIABILITIES:
     Notes payable                                        302,843
     Capital lease obligations                             10,594
                                                           ------
               Total noncurrent liabilities               313,437

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
        5,300,000 shares authorized,
        740,000 issued and outstanding                     7,400
     Class A common stock, $.001 par value,
         30,000,000 shares authorized, 3,035,247
        shares issued and  2,435,247 outstanding           2,435
     Class B common stock, $.001 par value,
        2,500,000 shares authorized,
        552,500 shares issued and outstanding                553
     Additional paid-in-capital                        7,911,261
     Retained deficit                                 (5,131,545)
     Treasury Stock                                     (270,257)
                                                        --------
              Total stockholders' equity               2,519,847
                                                       ---------
              Total liabilities and stockholders'
                    equity                            $6,591,688
                                                      ==========

        The accompanying notes are an integral part of this balance sheet

                                 INTERIORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (unaudited)

                                                        1996           1995
                                                        ----           ----

NET SALES                                            $1,756,106      $1,706,792

COST OF GOODS SOLD                                      863,937         670,264
                                                        -------         -------

          Gross profit from continuing operations       892,169       1,036,528

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            821,741         933,994
PROVISION - ISSUANCE OF STOCK OPTIONS                    (6,800)              0
                                                         ------        --------
          Operating expenses                             814,941         933,994

          Income (loss) from continuing operations
             before interest and provision for taxes     77,228         102,534

INTEREST EXPENSE (including financing charges)           73,714          80,671
                                                         ------           ------

          Income (loss) from continuing operations
            before provision for taxes                    3,514          21,863

PROVISION FOR INCOME TAXES                                    0           4,235
                                                        -------           -----

          Income (loss) from continuing operations        3,514          17,628

DISCONTINUED OPERATIONS (Note 3)
          Loss from operations of discontinued
            operations                                  112,647               0
          Provision for disposal of discontinued
            operations                                  750,000               0
                                                        -------          ------
                  Loss from discontinued operations     862,647               0

NET INCOME (LOSS)                                     ($859,133)        $17,628
                                                      =========         =======

NET INCOME (LOSS) PER SHARE OF COMMON STOCK              ($0.33)          $0.01
                                                         ======           =====

WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                   2,604,869       1,927,611
                                                     =========       =========


    The accompanying notes are an integral part of these financial statements

                                INTERIORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (unaudited)


                                                           1996            1995
                                                           ----            ----

NET SALES                                               $5,032,906      $5,201,639

COST OF GOODS SOLD                                       2,497,620       2,195,089
                                                         ---------       ---------

          Gross profit from continuing operations        2,535,286       3,006,550

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             2,121,320       2,738,125
PROVISION - ISSUANCE OF STOCK OPTIONS                      193,200
                                                           -------        --------
          Operating expenses                             2,314,520       2,738,125

          Income (loss) from continuing operations
            before interest and provision for taxes        220,766         268,425

INTEREST EXPENSE (including financing charges)             321,240         177,924
                                                           -------         -------

          Income (loss) from continuing operations
            before provision for taxes                    (100,474)         90,501

PROVISION FOR INCOME TAXES                                   5,998          17,300
                                                             -----          ------

          Income (loss) from continuing operations        (106,472)         73,201

DISCONTINUED OPERATIONS (Note 3)
          Loss from operations of discontinued
            operations                                     423,714
          Provision for disposal of discontinued
            operations                                   1,100,000
                                                         ---------         -------
                  Loss from discontinued operations      1,523,714               0

NET INCOME (LOSS)                                      ($1,630,186)        $73,201
                                                       ===========         =======

NET INCOME (LOSS) PER SHARE OF COMMON STOCK                 ($0.63)          $0.04
                                                            ======           =====

WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                      2,604,869       1,853,668
                                                         =========       =========

    The accompanying notes are an integral part of these financial statements

                                INTERIORS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDED MARCH 31, 1996
                                  (unaudited)



                                                                  Series A                 Class A                Class B
                                                               Preferred Stock           Common Stock            Common Stock
                                                               ---------------           ------------            ------------
                                                              Shares       Amount      Shares      Amount      Shares    Amount
                                                              ------       ------      ------      ------      ------    ------
BALANCE, June 30, 1995                                              0        $0       1,570,000    $1,570    882,500      $883

  Proceeds from issuance of Series A Preferred                460,000    $4,600
  Conversion of Class B Shares                                                          330,000      $330   (330,000)    ($330)
  Conversion of convertible debt into Class WC Warrants
  Issuance of Series A  Common Stock                                                    280,000      $280
  Conversion of Convertible Debt into Series A Preferred       80,000      $800
  Provision-issuance of stock to employees
  Issuance of CIA  Com Stk  as dividend on Pfd. Stk Ser A                                55,247    $   55
  Investment in Decor Group, Inc                              200,000    $2,000         200,000    $  200
  Net loss





                                                              --------   -------       ---------    ------   --------     -----
BALANCE, MARCH 31, 1996                                       740,000    $7,400        2,435,247    $2,435   552,500      $553
               === ====                                       =======    ======        =========    ======   =======      ====

                                                              Additional       Retained
                                                                Paid-In        Earnings       Treasury
                                                                Capital        (Deficit)        Stock      Total
                                                                -------        ---------        -----      -----
BALANCE, June 30, 1995                                        $5,595,763     ($3,335,618)   ($270,257)    $1,992,341

  Proceeds from issuance of Series A Preferred                $1,628,032                                  $1,632,632
  Conversion of Class B Shares                                                                               $0
  Conversion of convertible debt into Class WC Warrants         $100,000                                    $100,000
  Issuance of Series A  Common Stock                             $31,580                                     $31,860
  Conversion of Convertible Debt into Series A Preferred        $199,200                                    $200,000
  Provision-issuance of stock to employees                      $193,200                                    $193,200
  Issuance of CIA  Com Stk  as dividend on Pfd. Stk Ser A       $165,686      ($165,741)                          $0
  Investment in Decor Group, Inc                                 ($2,200)                                         $0
  Net loss                                                                  ($1,630,186)                 ($1,630,186)
                                                                                                                  $0
                                                                                                                  $0
                                                                                                                  $0
                                                                                                                  $0
                                                              ----------    -----------      --------     ----------
BALANCE, MARCH 31, 1996                                       $7,911,261    ($5,131,545)    ($270,257)    $2,519,847
               === ====                                       ==========    ===========     =========     ==========


   The accompanying notes are an integral part of these financial statements.

                                 INTERIORS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         ---------------------
                                                                                           1996         1995
                                                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                   ($1,630,186)     $73,201

Adjustments to reconcile net Income (loss) to net cash used in operating activities:
 Depreciation  and  amortization                         `                                666,937      456,709
 Provision for losses on accounts  receivable                                              33,766
 Provision for  discontinued  catalog operations                                        1,100,000
 Provision for issuance of stock options                                                  193,200
 Changes in assets and liabilities:
  Decrease (increase) in accounts receivable, trade                                      (147,616)    (407,292)
  Decrease  (increase) in inventories                                                    (560,484)    (738,806)
  Decrease  (increase) in prepaid  catalog  costs,  prepaid  expenses and other
      current assets                                                                     (149,669)    (252,983)
  Decrease  (increase) in other assets                                                    (99,995)    (731,198)
  Increase (decrease)  in  accounts  payable  and accrued  expenses                      (317,114)     288,975
  Increase (decrease) in prepaid sales & customer deposits                                  3,415      (12,107)
                                                                                         --------   ----------
          Net cash used in operating activities                                          (907,746)  (1,323,501)
                                                                                         --------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (483,234)    (280,169)
  Investment in Decor Group, Inc.                                                          (2,200)
                                                                                         --------
          Net cash used in investing activities                                          (485,434)    (280,169)
                                                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of debt                                                                 2,030,542
  Repayments of debt and capitalized lease obligations                                   (275,626)  (1,990,117)
  Net proceeds from sale of Series A preferred stock, common stock, and warrants        1,666,692      810,083
                                                                                        ---------    ---------
          Net cash provided by  financing activities                                    1,391,066      850,508
                                                                                        ---------    ---------
          Net Increase (decrease) in cash                                                  (2,114)    (753,162)

CASH, beginning of period                                                                   2,114    1,042,112
                                                                                        ---------    ---------

CASH, end of period                                                                           ($0)    $288,950
                                                                                         ========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                             $366,118     $160,344
    Taxes
                                                                                           $5,998       $5,233
NON-CASH FINANCING ACTIVITIES:
   Conversion of convertible debt into Class WC Warrants                                 $100,000           $0
   Conversion of convertible debt into Class A Preferred Stock                           $200,000           $0
   Investment - Decor Group, Inc. - issuance of Common A and Pfd. Shares                   $2,200           $0
   Other                                                                                       $0      $63,000

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

2.     ACQUISITIONS AND STRATEGIC ALLIANCES

Part of the Company's long term plan for growth includes either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry to maximize market potential. For this purpose, pursuant to a March 3, 1996 agreement relating to the capitalization of Decor Group, Inc., ("Decor"), Decor issued to the Company 500,000 shares of Series A Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common stock and 200,000 shares of its Series A Convertible Preferred stock and a guarantee with respect to certain indebtedness. Conversion of the 500,000 shares of Series A Convertible Preferred stock into common stock would give the Company approximately 16% of the voting stock of Decor as of the date of this filing. Decor is planning a public offering of certain of its securities within the next quarter. If, after this public offering is effective, the Company exercises its option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock, it will own approximately 86.5% of the total voting stock of Decor. As of the date of this filing, the Company is recording its investment in Decor at $2,200, which is the par value of the Company's shares issued in exchange therefor. If the Company exercises its option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock of Decor, the date of such exercise will be the measurement date for determining the valuation of the Company's investment in Decor to be recorded on the Company's financial statements.

Pursuant to a March 31, 1996 agreement relating to the capitalization of Decor, Laurie Munn, wife of the Company's President and Chief Executive Officer was issued certain shares of the Common Stock of Decor. As of the date of this filing, Ms. Munn was issued 200,000 shares of the outstanding 2,625,000 common shares of Decor. As of the date of this filing, Decor is finalizing the acquisition of a California based manufacturer of metal wall sculpture marketed to the home furnishing and decorative accessories market. Also, as of the date of this filing, the

Company is finalizing a management agreement with Decor, whereby the Company will provide management and administrative support for the companies acquired by Decor. At March 31, 1996, approximately $77,000 of fees were accrued by the Company for such services.

As of the date of this filing, Laurie Munn, wife of the Company's President and Chief Executive Officer, was issued 9 of the outstanding 100 Common shares of Lance Acquisition Corp ("LAC"), which on March 3, 1996 acquired the assets of The Lance Corporation ("Lance") a Massachusetts manufacturer and distributor of various products for the giftware and collectibles marketplace. The Company and LAC have entered into an agreement whereby each entity will guarantee certain liabilities of the other. During April 1996, the Company moved the operations of its Italia Collections Inc. subsidiary ("Italia") to Lance. The Company is currently finalizing the terms under which Lance will manufacture and support the entire product line of Italia, which largely consists of ceramic and porcelain collectibles, mirrors, and other decorative accessories for the home. As of the date of this filing, the Company has executed no contracts for this purpose, but anticipates doing so during the month of July 1996. Subsequent to the move of Italia to Lance, LAC has determined that the overall business activities of Lance are not consistent with its own longer-term goals. Thus, as of the date of this filing, LAC is seeking to dispose its holding in Lance. The Company and LAC intend that any subsequent acquirer of Lance will continue to support Italia.

3.     DISCONTINUATION OF CERTAIN OPERATIONS

On March 31, 1996, Company management decided to discontinue its catalog operations. As reported in prior filings, reduced revenues and high operating costs from this operation necessitated a charge against earnings for catalog write-downs of $350,000 in December 1995. The Company estimates that additional charges against earnings of $750,000 relating to the discontinuance of the catalog operation are necessary at March 1996. This charge, recorded in March 1996 will result in total charges relating to the discontinuation of the catalog operation of $1,100,000. For the nine months ended March 31, 1996, losses from continuing catalog operations ,will total $423,714. Of this amount, $112,647 was generated during the quarter ended March 31, 1996. The Company plans to fully carry out the discontinuation of the catalog operation within one year from March 31, 1996. Subsequent to that date, the Company plans to wind down operations by filling existing orders and possibly mailing one final catalog as a "close-out sale" to liquidate inventory. Subsequently, no new orders will be accepted and the business will be terminated. At that time no remaining assets or liabilities are expected to remain on the Company's balance sheet.

4.    NOTES PAYABLE

In November 1994, the Company borrowed the sum of $225,000 from an unaffiliated third party, pursuant to a promissory note due March 30, 1995, together with interest at the rate of 14% per annum and 5% financing charge. As security for the obligations under the promissory note, the Company granted a security interest in and a lien upon all real property, personal property and fixtures of the Company then owned or subsequently acquired. Said lien was subordinate to the lien of a New York Bank. In addition, Max Munn, the President and his wife and a director
                                       8
and his wife, an Executive Vice President, each executed a personal guaranty of the Company's obligations under the promissory note. On April 21, 1995, the Company entered into an agreement to restructure the terms of the promissory note. The security interest, liens, and guarantees previously granted continued pursuant to the restructuring. On April 24, 1995, the Company paid the lender $25,000 principal plus $13,010 of accrued interest. The promissory note was due October 20, 1995. The note bore interest at the rate of 14% payable monthly. The promissory note was convertible in whole or in part into a maximum of 80,000 shares of the Preferred Stock, and on December 15, 1995, such conversion took place.

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

In August 1995, the Company entered into a four year employment agreement with the Executive Vice President, with an annual salary of $150,000. In addition, on or about September 30, 1995, the agreement provided for the Executive Vice President to receive a one time payment at the Company's option of either, $50,000 or 50,000 shares of Class A Common Stock. As of the date of this filing, this one time payment has not been made. This person is also entitled to receive stock options, stock bonuses and other equity instruments in an amount equal to that of which is received by Max Munn, the President or members of his immediate family.

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

On February 15, 1996, the Company's Board of Directors agreed to enter into a four-year employment agreement between the Company and its President and Chief Executive Officer. The agreement will provide an annual base salary of $150,000, with annual increases of 10%. Such increases will be subject to the attainment of profitable results of operations by the Company. In addition, the agreement will grant the President and Chief Executive Officer an option to purchase at any time 150,000 shares of the Company's Series A, 10% Cumulative Convertible Preferred Stock at a price of $2.50 per share. The exercise of this option, as well as any subsequent conversion to the Company's Class A Common Stock, will require the prior approval of the Company's investment banker. The agreement will also contain a "non-compete" clause and provide the President and Chief Executive Officer with life insurance and the use of an automobile. As of the date of this filing, the document for this agreement has not been finalized or executed. This is expected to occur during the subsequent quarter. Presently, the President and Chief Executive Officer draws an annual salary of $150,000 and has the use of an automobile provided by the Company.


Legal Matters

On October 13, 1995, Ted Stevens, individually, as a Shareholder and Director and Morris Munn, individually and as a Director and on behalf of themselves and all other similarly situated Shareholders and Directors of Interiors, Inc., filed a complaint in the Supreme Court of the State of New York, County of Westchester, against the Company, Max Munn, Richard Josephberg, Roger Lourie and Steven Morse seeking, among other things, to enjoin Max Munn from serving as President and Chief Executive Officer and seeking to enjoin Messrs. Josephberg and Morse from serving as Directors. Further, they are seeking unspecified damages. Mr. Steven Morse has since resigned as a director of the Company. The Plaintiffs have moved for a preliminary injunction, and this motion was denied. On November 9, 1995, Max Munn filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company, Ted Stevens, Morris Munn and Sidney Burns seeking, among other things, a summary or expedited proceeding directing the Company to hold an Annual Meeting of its Stockholders and setting the record date for the determination of Stockholders entitled to vote at the meeting. In May 1996, the Court set the date of the Company's annual meeting at June 21, 1996 for shareholders of record at April 10, 1996. The Company held the meeting at its offices on this date.

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

On December 12, 1995, Ann Stevens filed a complaint in United States District Court, Southern District of New York (now pending in the Supreme Court of New York, County of Nassau) against Interiors, Inc., Italia Collection, Inc., Max Munn, Robert Schildkraut, Roger Lourie, Richard Josephberg, and Michael Freehling seeking, among other things, compensatory damages of $734,694 and punitive damages of $3,000,000 arising out of the alleged breach of Ann Stevens' Employment Agreement. On January 26, 1996, this motion was discontinued in Federal Court and recommenced in the Supreme Court of the State of New York, County of Nassau. A motion to dismiss all but her breach of contract cause of action was served on February 19, 1996 and is pending as of the date of this filing.

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

6.   SHAREHOLDERS' EQUITY

On April 13, 1995, the Company lowered the price at which its Class WA Warrants may be converted into Class A Shares from $5.17 per share to $1.50 per share, subject to 30 days notice to all warrant holders and the filing by the Company of an amended Registration Statement, and the Securities and Exchange Commission declaring such Registration Statement, as amended, effective. The Company has filed such amendment with the Securities and Exchange Commission on May 15, 1995 and the Commission declared it effective on June 15, 1995. As of the date of this filing, none of the subject warrants have been exercised and the amended Registration Statement is no longer effective because financial information included therein is not current. The Company plans to refile an amended Registration Statement with the Securities and Exchange Commission during June 1996 for this purpose.

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

In August 1995, the Company has agreed to issue, at a future date, 60,000 Class A Common shares in settlement of all current and future liabilities under a two-year Marketing and Organizational Agreement (the "Marketing Agreement") with a consulting firm dated January 4, 1994. These shares, which bear a restrictive legend, were issued on April 16, 1996. In conjunction with the issuance of these shares, approximately $55,000 of charges against earnings are necessary and were fully accrued in December 1995.

In January 1996, pursuant to the terms of restructure of a promissory note, 180,000 shares of the Company's Class A Common Stock, owned by the lender and held in escrow, were sold to unrelated investors. (See Note 4. Notes Payable.)

In January 1996, the Company's Board of Directors elected to lower the exercise price of the Company's Class WB Warrant to $2.00 per Class A Common share, subject to the filing and effectiveness of a Registration Statement with the Securities and Exchange Commission. The Company expects to file such statement during July 1996.

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

In February 1996, the Company's Board of Directors approved the issuance to Sol Munn of 150,000 shares of the Company's Class A Common Stock, in consideration for past consulting services provided. These shares, which bear a restrictive legend, were issued on April 12, 1996. In conjunction with the issuance of these shares, approximately $138,000 of charges against earnings are necessary and were fully accrued in December 1995.

On March 3, 1996, the Company acquired 500,000 shares of Series A Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock of Decor Group, Inc., ("Decor") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common stock and 200,000 shares of its Series A Convertible Preferred stock and a guarantee with respect to certain indebtedness. Conversion of the 500,000 shares of Series A Convertible Preferred stock into common stock would give the Company approximately 16% of the voting stock of Decor as of the date of this filing. Decor is planning a public offering of certain of its securities within the next quarter. If, after this public offering is effective, the Company exercises its option to purchase 20,000,000 shares of Series B Non-

Convertible Voting Preferred Stock, it will own approximately 86.5% of the total voting stock of Decor. The holding in Decor will be accounted for as an investment at cost on the books of the Company. It also will be accounted for as a non-cash financing activity.

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

On April 4, 1996, the Company's Board of Directors resolved to issue 250,000 shares of the Company's Class B Common Stock to Laurie Munn, wife of the Company's President and Chief Executive Officer. This issuance is in consideration for a down payment of $250, Ms. Munn's 6.6% note to the Company providing for principal of $437,500 to be paid to the Company in five equal annual installments of $105,561.90, and Ms. Munn's guaranty and pledge of her assets for certain Company debt. The shares were issued to Ms. Munn on April 8, 1996. Ms. Munn has executed a Promissory Note and Security Agreement in conjunction with the issuance of these shares. Copies of these documents are included with this filing.

In July 1996, the Company will enter into a consulting agreement with Morris Munn, father of the Company's President and Chief Executive Officer, in exchange for certain services. As part of this agreement, the Company will issue to Morris Munn options to purchase up to 350,000 shares of the Company's series A preferred shares.


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

Results of Operations

     The Company's net sales for the quarter ended March 31, 1996, increased by $185,000 or 10.8% to $1,892,000 (including $136,000 of revenue from discontinued operations - Note 3) from $1,707,000 for the quarter ended March 31, 1995. The Company's net sales for the first nine months ended March 31, 1996 increased by $574,000 or 11.0% to $5,776,000 (including $743,000 of revenue from discontinued operations - Note 3) from $5,202,000 for the nine months ended March 31, 1995.

     Net sales for the A.P.F. Master Framemakers division for the quarter ended March 31, 1996, increased by 526,000 or 53.5% to $1,509,000 from $983,000 for the quarter ended March 31, 1995. Net sales for the A.P.F. Master Framemakers division for the nine months ended

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

     The Company's cost of goods sold as a percentage of net sales (including discontinued operations discussed at Note 3) increased to 50% for the nine months ended March 31, 1996, from 42% for the nine months ended March 31, 1995. The reduced margins are largely due to inventory charges relating to the discontinuance of operations (Note 3.) The Company used, during the nine months ended March 31, 1996 and 1995, the gross profit method to value inventory.

     Selling, general and administrative expenses for the nine months ended March 31, 1996, at $2,834,000 (including expenses for discontinued operations discussed at Note 3 totalling $713,000) were $96,000 higher than the nine months ended March 31, 1995. But because revenues were correspondingly greater, the percent of expenses to revenues decreased in the current period to 49% versus 53% for the prior period. Selling, general and administrative expenses for the three months ended March 31, 1996 (including expenses for discontinued operations discussed at Note 3 totalling $171,000) were $59,000 higher than the three months ended March 31, 1995. But because revenues were correspondingly greater, the percent of expenses to revenues decreased in the current period to 52% versus 55%. Interest expense as a percentage of sales increased to 6.3% for the nine months ended March 31, 1996 versus 4.7% for the nine months ended March 31, 1995, primarily due to the impact of carrying Italia's debt, and the recording of finance charges pursuant to the restructuring of certain notes outstanding. Such restructuring took place on October 16, 1995. For the three months ended March 31, 1996, interest expense totalled $72,000 versus $81,000 for the three months ended March 31, 1995.

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

     In July 1994 the Company replaced its financing arrangement with a bank line of credit of up to $950,000 with a New York Bank following the Company's Initial Public Offering. Such borrowings are based on receivables and inventory. The borrowings under such line of credit are secured by a lien on all personal property and fixtures of the Company and personally guaranteed by certain of the Company's executive officers. The Company has agreed with the bank to reduce the line of credit by $10,000 per month. At March 31, 1996, the line of credit was reduced to $940,000. As of the date of this filing, the line of credit has been reduced to $920,000. This line of credit bears interest at a rate of prime plus 1% (9.25% as of the date of this filing.) The Company is also seeking alternative sources of financing to ultimately fully replace the current line of credit, but there can be no assurance it will be able to do so.

     In connection with the Company's plan to restructure its wholesale business, the Company, through its wholly owned subsidiary, Italia Collection, Inc. ("Italia Collection"), acquired the businesses of two privately held Florida-based companies, Murano Crystal Corp. ("Murano") and Ceramic Productions, Corp. ("CPC"), which manufacture and market upscale decorative ceramic accessories to the home furnishings industry through a showroom in High Point, North Carolina and a network of sales representatives. Closing on such acquisitions occurred on October 21, 1994. These acquisitions were accounted for under the purchase method of accounting. In connection therewith, the Company agreed to pay the seller on the basis of a formula purchase price computed as a factor of future earnings from continuing operations, subject to certain adjustments and offsets in cash and/or Class A Shares. As of the date of this filing, no payments have been made to the seller for this acquisition, nor have any liabilities for such payment been recorded on the Company's books. The parties are currently in dispute regarding the nature and amount, if any, of the consideration necessary. Discussions are currently in progress. Upon resolution of these discussions, appropriate payments will be made and recorded on the Company's books.

     On February 15, 1995, Italia Collection entered into a Financing Agreement with a New York based secured lender whereby Italia Collection may borrow pursuant to an asset-related formula. The agreement remains in effect as of the date of this filing, and may be terminated by either party upon notice to the other and payment of the commitment fee for the unexpired term of this agreement. Although the Company is currently pursuing the alternative financing agreements, as of the date of this filing no such arrrangements have been finalized. According to the current agreement, the lender, upon confirmation of shipments, will advance Italia Collection 70% of the receivable. Upon collection of the receivable, the lender remits the balance of 30%. Interest is calculated on the daily cash balance at the rate of prime plus 9% per annum (17 1/4% as of the date of this filing) or a minimum of 18% per annum against a minimum monthly defined compensation of $3,000. As of March 31, 1996, the amount due to the lender was approximately $762,000. In addition, the secured lender received personal guarantees from the President, Max Munn, of the Company and his spouse. During February 1996, the Company's President and Chief Executive Officer arranged for $160,000 additional financing from this lender at the rates in effect for existing loans. The President and Chief Executive Officer, and his spouse, have provided personal guarantees for this additional funding, in addition to a security interest in certain real estate and Company stock owned by his spouse. Of these proceeds, approximately $121,000 was used to pay outstanding tax liabilities. The balance of the proceeds, was loaned by the Company to the President and Chief Executive Officer. A demand loan dated February 8, 1996, bearing an annual rate of interest of 18%, was executed by the President and Chief Executive Officer, and countersigned by the Chief Financial Officer. On May 13, 1996, the

Company's Board of Directors affirmed the loan by the Company to its President and Chief Executive Officer. The principal balance of the loan is expected to be largely offset by unreimbursed business expenses generated by the President and Chief Executive Officer during the past two years. An accounting of these expenses will be made during July 1996. To the extent that a balance remains, this balance will be repaid to the company in equal installments over one year, at an annual interest rate of 18%.

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

                                     PART II

                                OTHER INFORMATION

Item 1.        Legal Proceeding

     On or about May 11, 1995, Hideo Tashiro commenced a lawsuit against Interiors, Inc. and others, by filing a motion for summary judgment in lieu of a complaint. Mr. Tashiro demands a sum of $75,000 in repayment of a loan to Decor Holdings, Inc., together with interest and attorney's fees. The loan was guaranteed by A.P.F. Holdings, Inc., predecessor to Interiors, Inc. The Company believes it has meritorious defenses and intends to vigorously defend against the claim. On April 23, 1996, the Court denied Mr. Tashiro's motion for summary judgement.

     The Company in April 1992 borrowed $150,000 from Hideo Tashiro and $150,000 from Takehisa Nishijima evidenced by promissory notes due July 1, 1995. Subsequent to June 30, 1995, Mr. Tashiro commenced an action by motion for summary judgement in lieu of a complaint for the alleged failure by the Company to pay the sum of $150,000 with interest and cost. The motion was denied , and the Court held that there was an issue of fact to be tried.

     In July 1995, the Company through its attorneys made demand against Morgan Steel Ltd. which is located on the Isle of Man, England, for the payment of $362,507 on account of a perceived violation of Section 16(b) of the Securities and Exchange Act. No response to said demand for payment has been made to date. On May 23, 1996, the Company's Board of Directors resolved that the Company and its officers and directors undertake no action given the uncertainty of the cost, collectibility, and ultimate legal liability of Morgan Steel Ltd., either in the United States or the Isle of Man.

     Gear Holdings, Inc. claims that it is owed license fees by Italia in an amount in excess of $40,000. Italia is investigating the merits of this claim, and believes that it does not have a liability to Gear Holdings, Inc.

     On or about December 23, 1994, Merrill Corporation brought action against the Company for $55,672.80 plus interest and attorney's fees relating to the printing of the Company's registration statement. The Company maintains that Merrill billed approximately five times the price estimate and that bills were unreasonable. Merrill moved for summary judgement, and the motion was denied. This action has been settled subject to review and execution of a stipulation of settlement. The parties have agreed in principle to a settlement.

     On  October  13,  1995 Ted  Stevens,  individually,  as a  Shareholder  and
Director and Morris Munn, individually and as a Director and on behalf of themselves and all other similarly situated Shareholders and Directors of Interiors, Inc., filed a complaint in the Supreme Court of the State of New York, County of Westchester, against the Company, Max Munn, Richard Josephberg, Roger Louire and Steven Morse seeking, among other things, to enjoin Max Munn from serving as President and Chief Executive Officer and seeking to enjoin Messrs. Josephberg and Morse from serving as Directors. Further, they are seeking unspecified damages. Mr. Steven Morse has since resigned as a director of the Company. The Plaintiffs have moved for a preliminary injunction, and this motion was denied. On November 9, 1995, Max Munn filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company, Ted Stevens, Morris Munn and Sidney Burns seeking, among other things, a summary or expedited proceeding directing the Company to hold an Annual Meeting of its Stockholders and setting the record date for the determination of Stockholders entitled to vote at the meeting. In May 1996, the Court set the date of the Company's annual meeting at June 21, 1996 for shareholders of record at April 10, 1996. The Company held the meeting at its offices on this date.

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

     On December 12, 1995, Ann Stevens filed a complaint in United States District Court, Southern District of New York (now pending in the Supreme Court of New York, County of Nassau) against Interiors, Inc., Italia Collection, Inc., Max Munn, Robert Schildkraut, Roger Lourie, Richard Josephberg, and Michael Freehling seeking, among other things, compensatory damages of $734,694 and punitive damages of $3,000,000 arising out of the alleged breach of Ann Stevens' Employment Agreement. On January 26, 1996, this action was discontinued in Federal Court and recommenced in the Supreme Court of the State of New York, County of Nassau. A motion to dismiss all but her breach of contract cause of action was served on February 19, 1996 and is pending as of the date of this filing.

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

      12       Promissory note and security  agreement of Laurie Munn  regarding the purchase of 250,000 shares of the Company's Common B shares on April 8, 1996.

      27       Financial data summary

(b)   Reports on Form 8-K

               During the Nine Months Ended March 31, 1996, no report on Form 8-K was filed.

                                   SIGNATURES




         Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INTERIORS, INC.




July 2, 1996                               By:  /s/Max Munn
                                                --------------------------------
                                                Max Munn, President and
                                                Chief Executive Officer




July 2, 1996                               By:  /s/Michael J. Amore
                                                --------------------------------
                                                Michael J. Amore, Vice President
                                                and Chief Financial Officer