Form 10KSB/A
period 1996-06-30
INTERIORS INC
filed 1996-10-15
CIK 921563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A-NO. 1

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED JUNE 30, 1996 OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-24352

                                 INTERIORS, INC.
                                 ---------------
      (Doing Business in New York under the name A.P.F. Master Framemakers)
        (Exact name of small business issuer as specified in its charter)

                           Delaware                      13-3590047
              ----------------------------------------------------------
              (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)        Identification No.)

     320 Washington Street, Mt. Vernon, New York   10553      (914) 665-5400
     -------------------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)  (Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Class A Common Stock, $0.001 par value ("Class A Shares"); Redeemable Class WA Warrants; redeemable Class WB Warrant; Preferred Series A Stock, $.01 par; and Redeemable WC Warrants.

Check whether the issuer (1) filed all reports required to be filled by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|
NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to the Form 10-KSB. |_|

The Registrant's revenues for the fiscal year ended June 30, 1996 totaled $5,379,000.

As of October 9, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for the purpose that only directors and officers of the Registrant are affiliates of the Registrant), based on the average of the closing bid and asked price of the Class A Shares on that date, was approximately $9,500,000.

As of October 10, 1996, the Registrant has outstanding 4,048,247 Class A Shares.

Transitional Small Business Disclosure Format (check one). Yes |_|  No |X|

                                     PART I

Item 1.  Description of Business

General

During the year ended June 30, 1996, the Company has taken certain significant steps to reposition itself for growth and profitability in subsequent periods. These steps, although necessary, led to significant charges against earnings during the year ended June 30, 1996. A summary of the major steps follows:

o The Company's discontinuation of its catalog operations (See "Description of Business") led to charges against earnings totaling $2,936,000, including losses from discontinued operations of $789,000, during the year ended June 30, 1996. Major items in this charge are settlement of significant related party lawsuits requiring charges against earnings totaling $431,000; reserves against inventory of $945,000 and reserves against other catalog assets of $354,000.

o The Company has included $140,000 in selling, general and administrative expenses related to issuances of stock for services.

o The Company experienced higher than normal ($180,000) financing charges upon reduction in certain debt outstanding

The Company's management believes that these charges were necessary and will set the stage for growth and profitability in subsequent periods. The Company is now identifying and finalizing new business ventures to achieve this goal. Three important activities currently in progress are summarized below:

o The Company has made a major investment in Decor Group, Inc. ("Decor") as fully disclosed in the "Description of Business."

o On September 17, 1996, the Company announced that it has signed an exclusive licensing agreement to reproduce the artwork of James Rizzi, a noted contemporary artist, for decorative accessories in ceramic and related materials.

o The Company has reached an agreement in principle with a "party plan" marketer of custom photo enlargements for a five-year exclusive manufacturing agreement.

Although the Company believes that these initiatives will lead to improved financial results, no assurances can be provided that this will be the case.

     The Company was incorporated in October 1990 under the name A.P.F. Holdings, Inc., a New York corporation ("A.P.F.") and merged with and into Interiors, Inc., a Delaware corporation in March 1994. It has been engaged since 1990, through its A.P.F. Master Framemakers and Conservators Division ("A.P.F. Master Framemakers"), in the manufacturing and marketing of museum quality traditional and contemporary picture and mirror frames to museums, art galleries, decorators, collectors and frame retailers. The Company is qualified to do business in New York under the name A.P.F. Master Framemakers.

     The Company operates three showrooms, one at 75th Street in Manhattan, one in "Old City" in Philadelphia and one at the Company's Mt. Vernon location. The sales generated from the Manhattan showroom were approximately $2,920,000 and $2,107,000 for the fiscal years ended June 30, 1996 and 1995, respectively. The Philadelphia showroom generated sales of approximately $218,000 and $308,000 for the years ended June 30, 1996 and 1995, respectively. The Company's showroom in Mt. Vernon, New York, conducts business with upscale custom picture frame shops located throughout the country. Sales generated from the Mt. Vernon showroom were approximately $806,000 and $1,108,000 for the year ending June 30, 1996 and June 30, 1995, respectively.

     In February 1992 the Company began distributing, through its Interiors Catalog division, a direct-to-consumer catalog, which offers a variety of decorative accessories for the home, approximately 60% of which are currently manufactured by the Company. Sales generated by the Interiors Catalog division were approximately $871,000 and $2,600,000 for the years ended June 30, 1996 and 1995, respectively. The decreased revenues for the current period versus the prior period was largely due to a decrease in the quantity of catalogs mailed as well as an increase in operating costs, primarily postage and paper charges, associated with catalog operations. It is for this reason that this business activity will be discontinued. (See "Discontinuation of operations of Interiors Catalog.")

     The Company believes that the decorative accessory supply industry will consolidate as major retailers attempt to increase their "single-sourcing" in order to reduce distribution and related expenses. The Company intends to capitalize on the fragmented nature of the supply side of the home decorative accessory industry and the consolidation of such industry through either strategic alliances or the acquisition of manufacturers and distributors of art-related decorative accessories. Through such means, the Company intends to increase the number and nature of products manufactured by the Company, thereby expanding its presence in the decorative accessories market. Such products will be offered for sale by the Company through its Italia unit or other newly created units. Management believes that increasing the number and kinds of products it manufactures will enhance its ability to expand its wholesale operations as the Company develops the ability to market "whole room" packages of accessories to furniture and department stores.

A.P.F. Master Framemakers

     The Company's custom picture frames are marketed primarily to museums, better art galleries, upscale frame shops and decorators, as well as collectors of important works of art under the trade name "A.P.F. Master Framemakers and Conservators" (previously defined and hereinafter referred to as "A.P.F. Master Framemakers"). A.P.F. Master Framemakers' customers have included nationally known museums, art institutes and galleries.

     There are approximately 15,000 picture frame retailers in the United States alone. In management's opinion, approximately 3,000 of these serve markets which the Company believes may be sufficiently affluent to support the Company's product line. The A.P.F. Master Framemakers division now conducts business with only approximately 300 of these retailers, or about 10% of this market segment. The Company plans to expand its sales to the "high-end" of this industry.

     Prices on individual custom-made frames range from $100 to well over $10,000 with the majority under $5,000. The Company has crafted several single frames in excess of $20,000 each during the last three years. The Company utilizes varying discount and pricing structures for its different market segments, with frame retailers receiving the largest price discount and art collectors receiving minimal price reductions depending on the level of aggregate annual purchases and the degree of customization requested. Historically, The A.P.F. Master Framemakers division has not experienced significant returns since its business is generated from orders for custom-made products.

Italia Collection

     On October 21, 1994 (the "Closing Date") the Company, through its newly-formed wholly-owned subsidiary, Italia, acquired all of the issued and outstanding stock of Murano Crystal Corp. ("Murano"), a Florida corporation doing business under the name "Italia Collection," pursuant to the terms of a certain stock purchase agreement dated October 21, 1994 (the "Murano Purchase Agreement") between Italia and Murano and Stephen M. Tucker, the sole stockholder and acquired all of the issued and outstanding capital stock of Ceramic Productions Corp., a Florida corporation ("Ceramic") pursuant to the terms of a certain stock purchase agreement dated as of such date (the "Ceramic Purchase Agreement") between Italia and Ceramic and Stephen M. Tucker and Michael D. Tucker, the sole stockholders. The Company agreed to pay such respective stockholders an "allocated portion" of three times the combined "after-tax earnings" of Murano and Ceramic, net of intercompany transactions for the third fiscal year following the Closing date. One-third of the purchase price is payable on or before each of September 28, 1997, 1998, and 1999 and, at the sole election of Italia, up to two-thirds of the purchase price is payable by the delivery of Class A Common Stock of the Company but in no event shall more than an aggregate of 300,000 shares of Class A Common Stock be issuable in payment of the purchase price under the Murano and Ceramic Purchase Agreements. Italia further agreed that in the event that it elects to pay a portion of the purchase price in shares of Class A Common Stock, that it will grant to the stockholders a one-time "piggy-back" registration right for the inclusion for registration of such securities in a registration statement filed under the Securities Act at such time as other securities are registered following the fifth anniversary of the Closing Date provided that the respective stockholder is at the time of such registration an employee of the Purchaser. As of the date of this filing, no payments have been made to the seller for this acquisition, nor have any liabilities for such payment been recorded on the Company's books. The parties are currently in dispute regarding the nature and amount, if any, of the consideration necessary. Discussions are currently in progress. In the opinion of management, there will not be any material adjustment to the Company's financial position or results of operations as a result of the outcome of such discussion. In connection with the Italia transaction, the Company entered into an employment agreement with one of such stockholders and a consulting agreement with a relative of such stockholders. In July 1995, both the employment and consulting agreements were terminated by the Company.

     During April 1996, the Company moved the operations of Italia Collection to The Lance Acquisition Corporation (Lance), a Massachusetts manufacturer and distributor of various products to the giftware and collectibles market. Subsequent to this move, the ownership of Lance and its business operations changed. Because of this, Company management believes that the operations of Italia Collection will be best served by a lower cost, independent manufacturer. The Company is accordingly conducting discussions with a Mexican company to finalize terms under which this entity will manufacture and support the entire product line of Italia Collection, which largely consists of ceramic and porcelain collectibles, mirrors, and other decorative accessories for the home.

Discontinuation of operations of Interiors Catalog

     On March 31, 1996, Board of Directors decided to discontinue the Company's catalog operations because of declining revenues and high operating costs, As a result, a charge against earnings of approximately $2,100,000 was recorded at June 30, 1996. For the twelve months ended June 30, 1996, losses from continuing catalog operations totaled $789,332. The Company plans to fully carry out the discontinuation of the catalog operation within one year from March 31, 1996. The Company plans to wind down operations by filling existing orders and possibly mailing one final catalog as a "close-out sale" to liquidate inventory. As of March 1997, no catalog related assets or liabilities are expected to remain on the Company's balance sheet. The financial statements included with this filing have reclassified the results of operations for the year ended June 30, 1995 as if the Company's catalog operations had been discontinued in the year ended June 30, 1995.

Manufacturing

     The Company's manufacturing operations include specialized woodworking systems using unique and customized proprietary equipment, tools, dies and molds especially created for the Company. Production also includes frame finishing, which involves gold leaf application, antiquing and painting.

     The Company maintains an inventory of metal and wood molding, composite resins and other materials for use in its manufacturing processes. The Company's mold and steel die inventory allows reproduction of frames from the 14th Century (gothic) to the present day. These tools can be used to produce over 1500 styles of picture and mirror frames. The Company has an extensive collection of tools, molds and dies and has been unable to locate any other manufacturer of picture frames which casts glass and urethane composite reproductions of decorative frames to the extent and type that the Company does.


No single outside manufacturer supplies five percent or more of the Company's products, and the Company's management is not aware at this time of any product or manufacturer that the Company cannot replace with a comparable product from an alternative manufacturer.

Products

     Custom Frames. Each frame manufactured by the Company's A.P.F. Master Framemakers division is individually made to the customer's size and finish "coloration" specifications. In approximately 40% of the orders received by this division, the customer also specifies a customized decorative element or carving change to the basic design of the frame. The A.P.F. Master Framemakers division uses primarily fine domestic hardwoods and other traditional materials to hand carve a "museum" quality frame. The Company's custom frames include styles as follows: (a) Gothic through the Renaissance and various Italian styles; (b) a product range of 15th through 17th Century Spanish designs; (c) a variety of French designs from the stylistic periods between Louis 13th through Louis 16th, as well as French "Regency" and "Empire" styles; (d) Dutch and Northern European designs, generally 17th Century styles; (e) various English designs, including Queen Anne and Georgian; (f) a broad range of American styles, including Colonial, Federal, Empire, Late 19th Century Hudson River School type frames, turn-of-the-century designs, including designs by the artists Whistler, Prendergast, and others; and (g) contemporary designs utilizing hardwoods and welded brass and aluminum. The Company has selected the most popular segments of some of these periods, and has incorporated them into brochures which picture the actual designs.

     Ceramic accessories and collectibles. The Company's Italia Collections Inc. subsidiary ("Italia") manufactures and markets ceramic and hydrocal sculptures, resin framed mirrors, and other decorative accessories for the home.

Organization

     Interiors, Inc. (the "Company" or "Interiors" known formally as A.P.F. Holdings, Inc. or "A.P.F.") was incorporated pursuant to the laws of Delaware in February 1994. A.P.F. was incorporated pursuant to the laws of New York in October 1990. A.P.F. was incorporated in order to reincorporate in the State of Delaware. Effective March 1994, A.P.F. merged with and into the Company. In October 1994, the Company purchased "Ceramic Production Corp." and "Murano Crystal" to form a wholly-owned subsidiary, "Italia Collection, Inc.".

After giving effect to the discontinuance of the Catalog operations, the Company has two operating divisions: 1) the Custom Framing Division which is engaged in the manufacture of antinue and contemporary picture frames for museums, art galleries, designers, collectors and frame retailers; and 2) the Wholesale Division, which manufactures and markets a line of high-end traditional and contemporary mirrors through upscale retail furniture and department stores. The wholesale division wholly owned subsidiary which manufactures and markets ceramic vases and bowls, sculpture and lamps to upscale furniture stores, furniture galleries, department stores, catalog and other decorative accessory retailers. The majority of the Company's sales are domestic and there is no individual customers that represent more than 10% of sales.

Marketing

     The Company currently markets its custom picture frames to art galleries, museums, custom frame retailers, art consultants, artists, corporations and private collectors.

     Typically, sales for the picture frame division are generated through the following activities:

     o Sales of "high-end" custom-made picture and mirror frames through the Company's three showrooms.

     o Sales to retail picture framers. These sales generally require that the Company supply samples or "corners," consisting of two short sides of the frame, to the retailers who use the "corners" to promote the sales of the Company's frames.

     The Company has established an unwritten arrangement with an art gallery in Manhattan at 231 E. 60th Street to allow one of the Company's employees to work from that location to assist the gallery in the sale of custom picture frames to gallery clients and other customers. The Company operates from such location without a lease or any cost or obligation of any kind and has done so since the Company's inception. Less than 4% of the Company's revenues are generated through that location. While the Company believes that the relationship is mutually beneficial to both the Company and such gallery, there can be no assurance that the art gallery will allow the relationship to continue.

     The Company markets its corners to the retail framer through direct mail brochures and through advertising in trade publications. The Company believes these corners aid the retail framer in the sale of custom framing to the consumer. The retail framers' investment in new corners is made significantly easier by both the Company's extended payment terms for corners and its coupon redemption program. The Company offers the retailer the opportunity to extend payments for corners over several months. The coupon redemption program encourages utilization of the corners by affording the retail framer credit on his first order of that particular style of frame from the Company. The Company intends to expand its distribution of such corners through the increase in its advertising expenditures and by offering more liberal payment terms. To the extent retail framers accept such extended payment terms, the Company expects that its levels of accounts receivable will increase.

     The Company plans to add an additional showroom in a key market on the West Coast of the United States during the next fiscal year. The Company has not identified the exact location of such showroom facility and there can be no assurance that the Company will be able to select locations which are suitable or be able to lease showroom space on acceptable terms or be able to attract and hire qualified personnel for such facility. The possibility exists that the Company will not adequately forecast the time, costs, management and capital needed to expand its A.P.F. Master Framemakers segment.

Suppliers

     Substantially all of the picture and mirror frames sold by the Company are manufactured by the Company in its facility in Mt. Vernon, New York. The Company purchases wood, composite resins, gold leaf, plexiglass, matboards and other materials from a wide variety of sources, and has at least two, and often more, suppliers for each item used in its manufacturing process, and is not dependent upon any one supplier. The Company currently purchases from a vendor base of more than 300 suppliers. While there are many suppliers of most materials, the Company has chosen to limit the majority of its purchases to the one or two vendors with whom it has developed long-term relationships. The Company generally does not need to enter into contracts with its suppliers as most merchandise is readily available from multiple sources.

Competition

     The custom framing industry in the United States is highly fragmented and consists primarily of small, local framing retailers. Only a few companies are basic manufacturers of higher priced picture frames, which frames are selected for valuable works of art owned by museums, galleries and collectors. Custom framing of the type produced by the Company is not in competition with local frame stores. Management of the Company believes that its A.P.F. Master Framemakers division is one of the largest custom framers of its type in the country. However, there can be no assurance that the Company's position in this industry will continue.

     Management believes that the sale of decorative accessories in the wholesale market is also highly fragmented, with thousands of small, specialized manufacturers and distributors and management is not aware of a manufacturer of upscale decorative accessories similar to those distributed by Italia.

     The Company believes that its competitive advantage lies in its ownership of a substantial number of models, tools, dies and molds developed from museum-quality antiques and its continuing ability to manufacture quality reproductions of those antiques. Management also believes that the Company is further protected by what the Company considers to be its excellent reputation with its customer base and management's estimation that the cost today (i.e., the difficulty) of obtaining antiques to reproduce, as well as the costs to build tools, dies and molds, make the entry of meaningful competition extremely difficult. Management believes that it would be difficult to build such a collection of tools, dies and molds because of the cost of acquiring antiques and the reluctance of museums and collectors to lend or dispose of irreplaceable antiques and the difficulty in establishing a trained work force of skilled crafts people. However, there can be no assurance that such assets will continue to afford the Company any competitive advantage. See "Manufacturing."

Backlog and Backorders

     The Company has no backlog in its A.P.F. Master Framemakers division since the nature of custom framemaking requires that frames be constructed only after receipt of an order. Such custom orders are generally filled approximately thirty days after receipt of the order. At June 30, 1996, open orders total $768,500.

     As of June 30, 1996, the Company's Italia Collections, Inc. (Italia) subsidiary has a backlog of approximately $65,000. During the month of April 1996, the Company moved Italia's operations from Florida to Massachusetts. Soon thereafter, it became apparent that operational restrictions at this new location would prevent Italia from providing a reliable and ongoing supply of merchandise. Accordingly, the Company has temporarily halted the acceptance of new orders for Italia products and is arranging for product sourcing from an established, third-party manufacturer. The Company expects to resume full Italia operations during the month of November 1996.

Patents and Trademarks

     The Company believes that its future success does not depend significantly upon patents. Instead, the Company depends, to a large extent, upon the technical competence and creative skills of its personnel and on its significant unpatented proprietary technology as well as its collection of tools, dies and molds. The Company believes that it owns or has the right to use all proprietary technology necessary to manufacture and market its existing and planned products. The Company has no knowledge that it is infringing on any existing patent such that it would be liable for material damages or be prevented from manufacturing or marketing its products. In fact, most of the Company's technology is process-related and may not be patentable. The decorative accessory manufacturing industry is generally not technology driven, but is more design and marketing driven; consequently there are few applicable patents in this industry. In the event the Company's right to market any of its products were to be successfully challenged, the Company may be required to discontinue certain products and the Company's business and prospects may be adversely affected if acceptable alternative products were not available.

     The Company owns the registered trademarks: "Interiors" and "A.P.F." The name "Italia Collection" was registered by the former owner of this business with the Secretary of State of Florida. Pursuant to the acquisition of this business by the Company, it also owns this trademark.

     The Company does not own any other patents, copyrights or other intellectual property. The Company relies upon trade secrets, a substantial quantity of tools, dies and molds and continuing design and marketing innovation to maintain its competitive position.

Research and Development


     The Company continually seeks to develop additional design and related molds for picture and mirror frames and capitalizes the cost thereof over a five year period. The Company estimates that it has expended approximately $38,000 and $62,000 on such activities during the fiscal years ended June 30, 1996 and 1995, respectively. The Company expects to continue to increase its expenditures for product development as it expands its "in-house" manufacturing for its Italia Collection Subsidiary and its A.P.F. Master Framemakers Division. However, there can be no assurance that such product development will yield profitable growth.

Government Regulation

     The Company must comply with federal, state and local laws affecting companies in the manufacturing and catalog business. To date, such government regulations have not had a material adverse effect on the Company. Prior to the date of this filing, the New York Environment Conservation Department has requested the Company to provide operation plans with regard to the management of chemical and waste material currently stored on the Company's premises. The Company has complied with this request. No other requirements or requests are currently pending from any agency or representative of any governmental authority.

Employees

     As of the date of this filing, the Company had a total of approximately 82 full-time employees. Effective April 1, 1991, the Company signed a three-year collective bargaining agreement with the Production, Merchandising and Distribution Employees Union, Local 210, Affiliated with The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, AFL-CIO (the "Union") covering its manufacturing employees. The agreement contains a provision for an automatic two-year renewal through April 1, 1996. As of the date of this filing, the Company is currently negotiating the renewal of its Union contract. None of the Company's employees have been on strike, or threatened to strike since the Company's inception and the Company believes its relationship with all of its personnel is satisfactory.

Acquisitions and Strategic Alliances

     Part of the Company's long-term plan for growth includes either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry to maximize market potential. For this purpose, pursuant to a March 3, 1996 agreement relating to the capitalization of Decor Group, Inc., ("Decor"), Decor issued to the Company 500,000 shares of its Series A Convertible Preferred Stock and an option to purchase 20,000,000 shares of its Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common stock and 200,000 shares of its Series A Convertible Preferred stock and a guarantee with respect to certain indebtedness should such indebtedness become necessary. Also, the Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. Concurrent with the exercise of this option, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust".) The Voting Agreement will expire on December 31, 1997. The Voting Trust shall comprise three individuals: the Company's President and Chief Executive Officer (and also the Chairman of the Board of Decor), and two Directors of Decor who are otherwise unrelated to the Company. Conversion of the 500,000 shares of Series A Convertible Preferred stock into common stock would give the Company approximately 88.6% of the voting stock of Decor. Decor is planning a public offering of certain of its securities during October 1996. After this public offering is effective, the Company will own approximately 86.6% of the total voting stock of Decor. The holding in Decor will be recorded on the Company's financial statements under the equity method of accounting until such time the Company obtains unconditional and effective control of Decor, which is expected to occur upon the expiration of the Voting Agreement.

     Decor has entered into an asset purchase agreement (the "Agreement") with Artisan House, Inc. ("Artisan House") to purchase substantially all of the operating assets, and assume certain liabilities, of Artisan House for an aggregate purchase price of $3,626,400, subject to certain adjustments. Decor expects to close on the Agreement prior to, or contemporaneously with, its public offering. Artisan House, located in Los Angeles, California and founded in 1964, is engaged in the design, manufacturing, and marketing of metal wall, table and freestanding sculptures. Management believes that Artisan House's products bridge the gap between high priced gallery art and mass produced decorative pieces. Artisan House products retail from approximately $100 to over $400. The primary goal of Artisan House is to supply a broad spectrum of design driven sculpture and decorative accessories at moderate prices.

     As part of the Company's investment in Decor, during the months of August and September 1996, the Company purchased 109,867 shares of Decor's Series C Non-Voting, Convertible, Preferred Stock at a cost of $824,000. As of the date of this filing, Decor has provided the Company with $50,000 of 8% demand loans.

     Pursuant to a March 31, 1996 agreement relating to the capitalization of Decor, Laurie Munn, wife of the Company's President and Chief Executive Officer purchased and was issued certain shares of the Common Stock of Decor. As of the date of this filing, Ms. Munn was issued 200,000 shares of the outstanding 2,625,000 common shares of Decor. Also, the Company has executed a management agreement with Decor, whereby the Company will provide management and administrative support for the companies acquired by Decor. At June 30, 1996, approximately $19,000 of fees were accrued by the Company for such services.

     As of the date of this filing, Laurie Munn, wife of the Company's President and Chief Executive Officer, was issued 9 of the outstanding 100 Common shares of Lance Acquisition Corp. ("LAC") which on March 3, 1996 acquired the assets of The Lance Corporation ("Lance") a Massachusetts manufacturer and distributor of various products for the giftware and collectibles marketplace. The Company and LAC entered into an agreement whereby each entity will guarantee certain liabilities of the other. Subsequently, LAC disposed of its interest in Lance, and has finalized the terms of transition with the new owners and existing secured creditors. LAC will be dissolved during the subsequent period.

Item 2. Description of Property

     The Company has its principal offices at 320 Washington Street, Mt. Vernon, New York, where it has sub-leased approximately 56,000 square feet of administrative offices, manufacturing and warehousing facilities and a factory showroom. The Company's sublease with Stern Metals expires December 31, 1996. The Company's monthly base rent payments under the sublease are approximately $20,000 per month. As of the date of this filing, the Company and Stern Metals agree that rent of approximately $134,000 is accrued at June 30, 1996. The Company and Stern Metals are currently negotiating terms of both the payment of this liability and the extension of the lease. The Company has determined that there is substantial manufacturing and warehousing space available in its present vicinity if the Company were required to expand or relocate some or all of its current facilities. However, there can be no assurances that when the current sublease for the Company's principal facility expires that the Company will be able to negotiate a renewal thereof on acceptable terms or obtain alternative manufacturing and warehousing space on terms acceptable to the Company.

     The Company also operates three specialty custom frame showrooms, which are in Mt. Vernon, New York City and Philadelphia. The Company occupies approximately 1,800 square feet of showroom and office space at 172 East 75th Street in New York City pursuant to a lease expiring January 31, 2003 between the Company and Francisco Saggese. The lease requires the Company to pay rent at rates which escalate 4% per year on February 1 and which rental is currently approximately $6,200 per month. In addition, pursuant to a five-year lease agreement dated August 31, 1995 between I.R.A.L., Inc., a subsidiary of the Company and Hoopskirts Factory Partners, the Company occupies approximately 5,740 square feet of showroom, warehouse and office space in "Old Town" Philadelphia, PA. The agreement provides for minimum rent of $2,500 per month. Under the current lease agreement, the lease term will expire on August 31, 2000. The Company believes alternate space is available if the Company is required to relocate and that any such relocation would not have a material adverse effect on the Company. However, there can be no assurance that the Company will be able to obtain such alternate space on terms acceptable to the Company.

     During April 1996, Italia moved its operations to the premises of The Lance Acquisition Corporation (Lance), a Massachusetts manufacturer and distributor of various products to the giftware and collectibles market. Lance operates in a 48,000 square foot facility located at 321 Central Street, Hudson Massachusetts 01748. Italia occupies approximately 10,000 square feet of this space on a temporary basis. As of the date of this filing, the Company is arranging for the sourcing of Italia products from an established, third-party manufacturer. The Company expects to fully complete such arrangements, and entirely vacate the premises of The Lance Acquisition Corporation, during October 1996. Italia also occupies approximately 1,750 square feet of space at International Home Furnishings Center in High Point, North Carolina, pursuant to a lease dated May 1, 1993. The term of the lease is five years and requires rent payments of approximately $2,200 per month.

     The Company believes all of such facilities are adequate for its current needs; however, the Company will require approximately 1,500 to 2,000 square feet of space for its contemplated showroom location. Inasmuch as the Company has not selected the city in which it plans to establish such showroom, it has no arrangements for such lease and there can be no assurance that the Company will be able to obtain appropriate facilities on terms acceptable to the Company.

Item 3. Legal Proceedings

     During April and May of 1995, Hide Tashiro commenced two law suits totaling $225,000 (plus interest and attorneys' fees) against the Company and others. The Company believes it has meritorious defenses against these claims. In April 1996 the plaintiff's motions for summary judgment were denied and the court held that there was an issue of fact to be tried.

     On or about December 28, 1994, Merrill Corp. filed a complaint in the Supreme Court of the State of New York, county of New York against the Company seeking payment for goods sold and delivered to the Company. The matter was settled in July 1996.

     In July 1995, the Company through its attorneys made demand against Morgan Steel Ltd. the office of which is located on the Isle of Man, England, for the payment to the Company of $362,507 on account of a perceived violation of
Section 16 (b) of the Securities and Exchange Act. No response to said demand for payment has been made to date. On May 23, 1996, the Company's Board of Directors resolved that the Company and its officers and directors undertake no action given the uncertainty of the cost of collectibility, and ultimate legal liability of Morgan Steel Ltd. either in the United States or the Isle of Man.

     Gear Holdings, Inc. brought an action against the Company for the alleged breach of a licensing agreement. The Company denies that it was a party to an agreement with Gear, or that any sum of money is owed. The complaint demands sums Gear allegedly would have received under the agreement in a sum to be determined, but not less than $250,000.

     On October 13, 1995, Ted Stevens, individually, as a Shareholder and Director and Morris Munn, individually and as a Director and on behalf of themselves and all other similarly situated Shareholders and Directors of the Company filed a complaint in the Supreme Court of the State of New York, County of Westchester, against the Company and its directors seeking unspecified damages and certain changes in the composition of the Company's Board.

     On December 1, 1995, Ted Stevens filed a complaint in United States District Court, Southern District of New York, against Laurie Munn and American Stock Transfer & Trust Company seeking, among other things, the equitable recission of a stock sale agreement between Mr. Stevens and Ms. Munn. On February 29, 1996, the Court held that Mr. Stevens did not have the right to recission and denied Mr. Stevens' motion for a preliminary injunction and on April 17, 1996, the Court dismissed the action for lack of subject matter jurisdiction.

     On December 12, 1995, Ann Stevens filed a complaint in the Supreme Court of the State of New York, County of Nassau against the Company and certain Directors seeking, among other things, compensatory and punitive damages arising out of the alleged breach of Ann Stevens' Employment Agreement.

     On April 23, 1996, Ted Stevens filed a complaint in the Court of Chancery of the State of Delaware against the Company and certain Directors, seeking among other things, the recission of a certain stock sale agreement between the Company and Laurie Munn.

     In July 1996, all litigation brought against the Company and its principals and Directors by Ted Stevens, Ann Stevens and Morris Munn was settled. Settlement of the lawsuits by Ted Stevens and Morris Munn against the Company and its officers and Directors are subject to Court approval.

     The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company has been settled by the execution of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and $50,000 for each of the final three years. As additional compensation, the Company will pay Ms. Stevens for reimbursement of certain expenses, $50,000 in various installments during the four months ending December 1996. The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year for seven years, plus automobile and insurance costs for five years. As of June 30, 1996, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Shares, which were previously committed to Ms. Stevens pursuant to her 1995 employment agreement. As of June 30, 1996, the Company issued 1,250,000 shares of its Class B Common Shares (the "Escrow Shares") to Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the "Escrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company.

     The Munn Trust of 1975, Sol Munn and Evelyn A. Munn, Co-Trustees commenced an action against the Company as well as Max Munn, the Company's President and Chief Executive Officer and Laurie Munn, his wife.

     SJP Contractors of New York, Inc. commenced an action in September 1996 against the predecessor entity of the Company, A.P.F. Holdings, Inc. , and others for $208,165 for work, labor and services allegedly performed in January 1991 for the renovation of the Company's premises. The Company's answer pleads that payment was made for the amount owed.

     Artagraph Reproduction Technology, Inc., a Canadian company, brought an action against the Company demanding the sum of $27,838.08 plus attorney's fees, alleging that the Company was obligated to deliver a confession of judgment in connection with the sale of merchandise. Artagraph seeks injunctive relief; the Company is not aware of a determination of this motion by the Court and denies any obligation to Artagraph.

     In September 1991, without admitting or denying the allegations, Max Munn, the Company's President and Chief Executive Officer agreed with the Federal Trade Commission (FTC) to the entry of a Consent Order in an action brought against Mr. Munn and others; which action arose out of the advertising of certain lithographs of original works of art as regards to whether or not the artist had played a substantial role in the production of lithographs. The case was settled before trial or discovery solely with entry of the above Consent Order; which enjoins Mr. Munn from making certain representations in connection with the sale of any works of art. The Consent Order also requires Mr. Munn for a period of five years (which expired as of September 1996) as to the maintenance of certain records as they concern the sale of certain lithographs.

     The Company is subject to other claims and litigation in the ordinary course of business. In management's opinion, such claims are not material to the Company's financial position or its results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     During the year ended June 30, 1996, certain matters were placed before the stockholders of the Company for a vote. On August 28, 1995, the Company's Stockholders voted their approval to amend the Certificate of Incorporation increasing the authorized Class A Shares to 30,000,000 Shares and Preferred Stock to 5,300,000 Shares. The proposal was approved at a meeting of Stockholders on August 28, 1995, with 930,000 Class A shares in favor, 67,815 Class A shares against and 20,100 Class A shares abstaining. On June 21, 1996, the Company held its Annual Meeting of Shareholders. At this meeting or by proxy, the Company's Shareholders voted to elect the Board of Directors nominated by the Company. An average of 2,430,755 Class A shares voted in favor of the Directors so nominated, while an average of 74,394 Class A shares voted against. For this same purpose, 269,750 Class B shares voted in favor of the Directors so nominated while 269,750 Class B shares voted against. Also at this meeting, the Company's Shareholders voted to ratify the appointment of Arthur Andersen, LLP as the Company's independent auditors. A total of 2,478,057 Class A shares voted in favor of this appointment while 2,704 voted against and 24,388 abstained. For this same purpose, 269,750 Class B shares voted in favor of such appointment while 269,750 Class B shares voted against.

PART II


Item 5. Market for Common Equity and Related Stockholder Matters

     The Class A Shares and Class WA Warrants commenced quotation on The NASDAQ Small Cap Market ("NASDAQ") on June 23, 1994 under the symbols INTXA and INTXW and the Class WB Warrants commenced quotation on June 24, 1994 under the symbol INTXZ. The series A Convertible Preferred Shares and Class WC Warrants commenced quotation on September 19, 1995 under the symbols INTXP and INTXL, respectively. The following table sets forth the reported high and low bid quotations of the Class A Shares, Class WA Warrants, Class WB Warrants, Series A Preferred and Class WC Warrants for the period indicated. Such quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Year Ended                 Class         Class           Class        Series        Class
                         A Shares     WA Warrants     WB Warrants   A Preferred  WC Warrants
                        High   Low    High   Low      High   Low     High  Low   High   Low
June 30, 1994*          8.25   5.00   2.875  1.00     1.25   0.875   N/A   N/A   N/A    N/A
September 30, 1994      6.69   2.75   2.50   1.12     0.94   0.25    N/A   N/A   N/A    N/A
December 31, 1994       4.00   2.00   1.19   0.50     0.56   0.38    N/A   N/A   N/A    N/A
March 31, 1995          2.88   1.75   1.31   .087     0.31   0.19    N/A   N/A   N/A    N/A

June 30, 1995           1.88   1.50   1.00   0.44     0.16   0.07    N/A   N/A   N/A    N/A
September 30, 1995      1.50   1.50   1.25   1.25     0.13   0.13    7.50  7.50  2.50   2.50
June 30, 1996**         4.63   0.88   2.81   0.25     1.38   0.09    8.50  5.00  4.13   1.31

----------
*    For the period from June 23, 1994, through June 30, 1994.

** For Series A Preferred and Class WC Warrants - for the period from September 19, 1995 to June 30, 1996.

     As of the date of this filing, there were approximately 1,111 beneficial owners of Class A Shares and three beneficial owners of Class B Shares. At this date, there were 4,048,247 Class A Shares 2,039,500 Class B Shares, 3,182,000 Class WA Warrants, 836,750 Class WB Warrants 1,140,000 Series A Preferred Shares and 2.270,000 Class WC Warrants outstanding. The closing bid and ask prices of the Class A Shares, Class WA Warrants, Class WB Warrants, Series A Preferred and WC Warrants on NASDAQ on October 10, 1996, were $2.563 and $2.75 per Class A Share, respectively; $1.81 and $2.00 per Class WA Warrant, respectively; $0.84 and $0.94 per Class WB Warrant, respectively, $7.69 and $8.00 per Series A Preferred, respectively, and $1.38 and $2.13 per Class WC Warrants, respectively.


     The Company has not paid and does not anticipate paying any cash dividends on its Class A Shares, Class B Shares, or Series A Preferred Shares in the foreseeable future, but instead intends to retain all working capital and earnings, if any, for use in the Company's business operations, and in the expansion of its business. In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the "Record Date".) Payment was made on March 1, 1996 by the issuance of 0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the Record Date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. On September 17, 1996, the Company issued a press release announcing that it will postpone for approximately one month the Record Date for the dividend payable on its Series A 10% Cumulative Convertible Preferred Stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

General

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company (the "Financial Statements") and the Notes (the "Notes") thereto appearing elsewhere herein. These referenced financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Auditors' report on page F-1 and footnote 1 to the accompanying financial statements, the Company has incurred losses from operations, and has a working capital and net capital deficiency which raises substantial doubt its ability to continue as a going concern. This section contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements.

Results of Operations

Year Ended June 30, 1996 as Compared to Year Ended June 30, 1995

     As disclosed in the "Description of Business", during the year ended June 30, 1996, the Company decided to discontinue its catalog operations. Prior year financial statements were reclassified to disclose the results of catalog operations as if they were discontinued at the beginning of the year ending June 30, 1996.

     The Company's net sales from continuing operations for the fiscal year ended June 30, 1996, increased by $224,000 or 4.4% to $5,379,000 from $5,155,000 for the fiscal year ended June 30, 1995.

     Net sales for the A.P.F. Master Framemakers division for the fiscal year ended June 30, 1996 decreased by $154,000 or 4.4% to 3,369,000 from $3,523,000 for the fiscal year ended June 30, 1995. The average selling price per order for the A.P.F. Master Framemakers division remained relatively unchanged for the fiscal years ended June 30, 1996 and 1995.

     With the acquisition by the Company of Italia Collections Inc. ("Italia") in October 1994 (See "Description of Business"), the Company began to conduct its wholesale business through Italia. During the transition from the Company's prior wholesale business to Italia, the Company generated revenues of $528,000 from this wholesale business during the year ended June 30, 1995. Italia revenues for this same period totaled $1,104,000. Thus, for the year ended June 30, 1995, the Company's wholesale based revenues totaled $1,632,000. Net sales for Italia for the fiscal year ended June 30, 1996 totaled $2,010,000, which is an increase of $378,000 or 23.2% over total wholesale business for the prior year. During the year ended June 30, 1996, as disclosed in the "Description of Business", Italia has been undergoing disruption due to efforts to relocate Italia operations to a suitable location. Because of this disruption, the revenues for the year ended June 30, 1996 have been negatively affected. Also, additional expenses pursuant to relocation efforts totaling some $235,000 have been incurred. Although the Company believes that it has identified acceptable product sourcing and base-of-operations, no assurances can be given that this will be the case.

     The Company's cost of goods sold from continuing operations as a percentage of net sales increased to 66.1% for the fiscal year ended June 30, 1996, from 59.7% for the fiscal year ended June 30, 1995. This increase is due to larger fourth quarter book to physical adjustments as compared to the prior year recorded by the Company during the year ended June 30, 1996. Gross margins for the year ended June 30, 1996 are largely consistent with those of the prior year.

     Selling, general and administrative expenses from continuing operations increased $1,791,000 or approximately 98% over the comparable amount in the prior year. Such increase included additional costs relating to the relocation of Italia in the amount of approximately $763,000, additional reserves against certain assets of $310,000, additional facilities charges of approximately $120,000, with the balance relating to various other costs associated with the implementation of the Company's strategic plan.

     Interest expense for the year ended June 30, 1996 increased approximately $302,000 to $538,000 versus the year ended June 30, 1995. Italia's revenues are financed with a New York based secured lender pursuant to an asset-related formula. (See Liquidity and Capital Resources.) Italia's revenues have increased $906,000 during the year ended June 30, 1996 versus the June 30, 1995. This is the basis for approximately $122,000 of the current year increase. The balance relates to financing costs related to certain third-party loans obtained during the prior year.

     Because of the Company's decision to discontinue its catalog operations, it incurred charges during the year ended June 30, 1996 for such discontinuation totaling $2,935,633. These charges relate primarily to a loss for the current year's operations of approximately $789,000, inventory reserves of approximately $954,000, reserves against other assets of approximately $354,000, charges for the settlement of related party lawsuits of approximately $519,000, with the balance primarily relating to estimated charges for operating losses.

     The Company believes that the charges recorded during the year ended June 30, 1996 are sufficient. The Company will wind down its catalog business by March 31, 1997, and may possibly mail one final clearance catalog. The Company's management believes that no additional charges will be necessary from such efforts.

Liquidity and Capital Resources

     Management believes that cash flow from operations as they currently exist are not sufficient to support such operations. Accordingly, Company management is now identifying and implementing the corrective changes deemed necessary. Three important actions as disclosed elsewhere in this filing are the search for new business opportunities and alliances, the discontinuation of the Company's catalog business, and the relocation of its Italia operation. The Company began to reduce staff during the quarter ended March 31, 1996 to generate payroll cost savings. In addition, the Company is actively pursuing additional financing to provide immediate benefit. Although management believes that its current efforts will enable the Company to generate positive cash flow from operations in subsequent periods, no assurances can be given that this result will occur.

     Cash balances of approximately $4,000 were recorded as of June 30, 1996, as compared to approximately $2,000 at June 30, 1995, representing an increase of approximately $2,000. Net cash used in operating activities was $1,144,000 at June 30, 1996, as compared to net cash used in operating activities of approximately $2,287,000 at June 30, 1995. The decrease in net cash used in operating activities was primarily due to the net loss of $5,284,000 offset by a non-cash provision for discontinued operation totaling $2,236,000, and also offset by the following changes from continuing operations: non-cash charges for depreciation of $680,000, and for stock issuance's of $141,000, increases in; accounts payable and accrued expenses of $1,113,000, inventories of $346,000, and a decrease in accounts receivable of $179,000. The decrease in accounts receivable was primarily due to the Company's adherence to established credit policies while at the same time successfully pursuing the collection of past due balances. Although total inventories decreased during the current period, inventories from continuing operations increased due largely to support the growing Italia business. The increase in accounts payable and accrued expenses was due largely to increased operating expenses incurred during the current year. (See "Results of Operations".)

     Net cash used in investing activities was $543,000 for the year ended June 30, 1996, versus $591,000 for the year ended June 30, 1995.

     Net cash provided by financing activities was $1,689,000 for the year ended June 30, 1996, compared to $1,839,000 for the year ended June 30, 1995. The primary source of the current year's financing was the Company's Preferred Stock Offering in September 1995 generating proceeds of $1,633,000. During fiscal 1995, the Company sold 3,000,000 Class WA Warrants to raise net proceeds of approximately $372,000 in additional working capital in part to support the acquired operations, sale of

500,000 registered Class A Common shares to raise net proceeds of approximately $438,000, and the sale of 235,000 Class A Common shares pursuant to Regulation S under the Securities Act of 1933 ("Regulation S") to raise net proceeds of approximately $283,000.

     As of June 30, 1996, working capital was ($2,512,000), as compared to ($15,000) as of June 30, 1995. As of June 30, 1996, trade accounts receivable decreased $179,000 and inventories decreased $346,000 versus the prior period. Notes payable and current maturities of long-term debt reduced $369,000 during this same period. The changes from these specific accounts produce a reduction to working capital of $536,000. Additionally, in connection with plans to discontinue its catalog operations, the Company recorded reserves totaling approximately $2,200,000, which is the substantial cause of the decrease of working capital during the year ended June 30, 1996. The Company's Management believes that this working capital reduction will be isolated to the year ended June 30, 1996, and that positive working capital will be generated during subsequent periods. As disclosed at the beginning of "Results of Operations" the negative working capital changes during the year ended June 30, 1996 are consistent with the Company's intentions to reposition itself for growth and profitability in subsequent periods. No assurances can be given, however, that the Company's expectations of improved results in subsequent periods will occur.

     In July 1994, The Company replaced its existing financing agreement with a line of credit of up to $950,000 with a New York Bank following the Company's Initial Public Offering in June 1994. Such borrowings are based on trade receivables and inventory. The borrowings under such line of credit are secured by a lien on all personal property and fixtures of the Company and personally guaranteed by the President and Chief Executive Officer of the Company. In March 1996, the Company agreed with the bank to reduce the line of credit by $10,000 per month. As of the date of this filing, the line of credit has been reduced to $870,000. This line of credit bears interest at a rate of prime plus 1% (9.25% as of the date of this filing.) The Company is also seeking alternative sources of financing to ultimately replace the current line of credit, but there can be no assurance it will be able to do so.

     In connection with the Company's plan to restructure its wholesale business, the Company, through its wholly owned subsidiary, Italia Collection, Inc. ("Italia"), acquired the businesses of two privately held Florida-based companies, Murano Crystal Corp. ("Murano") and Ceramic Productions, Corp. ("CPC"), which manufacture and market upscale decorative ceramic accessories to the home furnishings industry through a showroom in High Point, North Carolina and a network of sales representatives. Closing on such acquisitions occurred on October 21, 1994. These acquisitions were accounted for under the purchase method of accounting. In connection therewith, the Company agreed to pay the seller on the basis of a formula purchase price computed as a factor of future earnings from continuing operations, subject to certain adjustments and offsets in cash and/or Class A Shares. As of the date of this filing, based on the results of operations of these acquisition, the Company's Management believes that no liabilities are due to the seller, nor have any liabilities for such payment been recorded on the Company's financial statements. The parties are currently in dispute regarding the nature and amount, if any, of the consideration necessary. The parties are discussing a resolution to this matter and in the opinion of management, there will not be any material adjustment to the Company's financial position or results of operations as a result of the outcome of such discussions. Upon resolution of these discussions, appropriate payments, if any, will be made and recorded on the Company's books.

     On February 15, 1995, Italia Collection entered into a Financing Agreement with a New York based secured lender whereby Italia Collection may borrow pursuant to an asset-related formula. The agreement remains in effect as of the date of this filing, and may be terminated by either party upon notice to the other and payment of the commitment fee for the unexpired term of this agreement. Although the Company is currently pursuing alternative financing agreements, as of the date of this filing, no such arrangements have been finalized. According to the current agreement, the lender, upon confirmation of shipments, will advance Italia Collection 70% of the receivable. Upon collection of the receivable, the lender remits the balance of 30%. Interest is calculated on the daily cash balance at the rate of prime plus 9% per annum (17.25% as of the date of this filing) or a minimum of 18% per annum against a minimum monthly defined compensation of $3,000. As of the date of this filing, the amount due to the lender was approximately $750,000. In addition, the secured lender received personal guarantees from Max Munn, President and Chief Executive Officer of the Company, and his spouse. During February 1996, the Company's President and Chief Executive Officer arranged for $160,000 additional financing from this lender at the rates in effect for existing loans. The President and Chief Executive Officer, and his spouse, have provided personal guarantees for this additional funding, in addition to a security interest in certain real estate and Company stock owned by his spouse. Of these proceeds, approximately $121,000 was used to pay outstanding tax liabilities. The balance of the proceeds was loaned by the Company to the President and Chief Executive Officer. A $38,000 demand loan dated February 8, 1996, bearing an annual rate of interest of 18% was executed by the President and Chief Executive Officer, and countersigned by the Chief Financial Officer. On May 13, 1996, the Company's Board of Directors affirmed by majority vote the loan by the Company to its President and Chief Executive Officer. The principal balance of the loan will be partially offset by unreimbursed business expenses generated by the President and Chief Executive Officer. The remaining loan balance will be repaid by the President and Chief Executive Officer to the Company, with interest as provided above, during the year ended September 1997.

     In March 1996, the Company executed an agreement with the Internal Revenue Service (the "Service") for the payment of then outstanding payroll tax liabilities totaling approximately $100,000. The agreement will require the Company to pay approximately $9,000 per month for approximately 14 months.

     On November 23, 1994, the Company borrowed the sum of $225,000 from Ekistics Corp., a Bahamian corporation, pursuant to a promissory note due March 30, 1995, together with interest at the rate of 14% per annum and a 5% financing charge. In April 1995, the Company paid $25,000, plus interest on account of the principal amount of said Note and entered into a revised note for the $200,000 balance with such revised note providing for payment of principal on October 20, 1995, having an interest rate of 14% per annum and being convertible into 80,000 shares of Preferred Stock and 40,000 Class WC Warrants. On December 15, 1995, this conversion took place. The 80,000 Preferred Shares and 40,000 WC Warrants were registered in a Registration Statement declared effective September 18, 1996.

     In August 1995, the Company agreed to issue, at a future date, 60,000 Class A Common shares in settlement of all current and future liabilities under a two-year Marketing and Organizational Agreement (the "Marketing Agreement") with a consulting firm dated January 4, 1994. The Company's Board of Directors approved the issuance of such shares in November 1995. In conjunction with the issuance of these shares, approximately $105,000 of charges against earnings were recorded in during the year ended June 30, 1996.

     In June and July 1995, the Company delivered to unaffiliated parties promissory notes in the aggregate amount of $300,000 with interest at the rate of 10% per annum (the "10% Notes") and promissory notes in the principal amount of $100,000 with interest at the rate of 6% per annum (the "6% Notes".) The 10% Notes and 6% Notes were each payable in June and July 1996 or the closing of the sale by the Company of an issue of Preferred Stock, whichever is earlier. The 6% Notes were convertible, in whole or in part, at the option of the holder, into a maximum of 2,000,000 WC Warrants entitling the holders for a period of five years to purchase one share of Preferred Stock per Class WC Warrant at a price of $5.50 per share. These Warrants are redeemable by the Company. The Notes were secured by a lien on the Company's assets. In September 1995 the Company repaid all 10% Notes in full, plus all accrued interest for both the 10% Notes and 6% Notes. All holders of 6% Notes have converted in full, into a total of 2,000,000 Class WC Warrants, which were registered in a Registration Statement declared effective by the Securities and Exchange Commission on September 18, 1995.

     In September 1995, the Company issued 460,000 shares of Series A, 10% Cumulative Convertible Preferred Stock ("Preferred Stock") and 230,000 Redeemable Class WC Warrants ("Warrants") to purchase Preferred Stock at the exercise price of $5.50 per share. The net proceeds from this Offering were approximately $1,633,000, including over-allotments. Each share of Preferred Stock is convertible, commencing one year from the date of issue, subject to adjustment, into three shares of Class A Common Stock of the Company.

     In September 1995, the Company lowered the exercise price of the Company's Class WA Warrant to $1.50 per share and arranged to place 180,000 shares of the Company's Class A shares which were previously sold pursuant to a "Regulation S" private placement into escrow. These shares were sold in January 1996 to unrelated parties pursuant to a restructuring of a note payable by the Company to the holder of these shares as discussed below. On July 16, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Class WA Warrants and underlying Common A Shares. The Commission declared this Registration Statement effective on July 19, 1996. During August and September 1996, 578,000 of the Company's Class WA Warrants were exercised at $1.50 per warrant, generating proceeds to the Company totaling $867,000. Of these proceeds, $811,500 was used to purchase 108,200 shares of Decor Group, Inc.'s Series C Non-Voting, Convertible, Preferred Stock. The balance of the proceeds was retained by the Company for working capital needs.

     On October 16, 1995, the Company entered into an agreement to restructure a promissory note dated May 1995, with the principal amount of $500,000 bearing interest at the rate of 18% per annum with the principal which was due and payable in full on September 30, 1995 and a $150,000 note dated May 12, 1995, bearing interest at the rate of 18% payable monthly with 135% of the principal which was also due and payable in full on September 30, 1995 with a Nevis, BWI Corporation. As of October 16, 1995 the parties agreed the Company owes the lender, including interest and monthly extension fees of approximately $102,500 through December 15, 1995, an aggregate amount of approximately $805,000. Pursuant to the new agreement, the Company paid $405,000 to the Nevis Corporation upon acceptance of the agreement. The Company also delivered a Promissory Note in the principal amount of approximately $400,000, in extension and replacement of the remaining balance due and payable of $180,000 on or before December 15, 1995 and $220,000 on July 31, 1996. The new agreement also stipulates that the lender shall sell the 180,000 shares of the Company's Class A Common Stock, held in escrow by the lender, for $180,000 to an unaffiliated third party. The proceeds of such sale will be applied against the note during January 1996. In addition, during December 1995, the Company issued to the lender 35,000 unregistered shares of Class A Common Stock. Such shares shall be afforded a piggyback registration right for all registration statements filed by the Company before July 31, 1996 and a one time demand registration right commencing after July 31, 1996. Approximately $25,000 was charged against earnings during the quarter ended December 31, 1995 in conjunction with the issuance of these shares. The promissory note is also guaranteed by Max Munn, President and Chief Executive Officer of the Company. The note is collateralized by 600,000 shares of the Company's Class A Common Stock owned by the Company's Italia Collections Inc. subsidiary. The Company has reached a general agreement with this lender to restructure the repayment schedule of approximately $245,000 of outstanding principal and interest payable.

     In December 1995, in consideration for certain services rendered, 10,000 shares of the Company's Class A Common Stock were issued to various individuals related to Richard Josephberg, an outside Director of the Company. Approximately $7,000 was charged against earnings during the quarter ended December 31, 1995 in conjunction with the issuance of these shares.

     In January 1996, the Company's Board of Directors elected to lower the exercise price of the Company's Class WB Warrant to $2.00 per Class A Common share, subject to the filing and effectiveness of a Registration Statement with the Securities and Exchange Commission. Such Registration Statement was filed with the Commission on July 16, 1996 and declared effective on July 19, 1996.

     In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative

Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the record date.) Payment was made on March 1, 1996 by the issuance of 0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the record date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. To date, the Company has not declared or established a record date for a dividend for its Series A 10% Cumulative Convertible Preferred Stock for September 1996.

     In February 1996, the Company's Board of Directors approved the issuance to Sol Munn of 150,000 shares of the Company's Class A Common Stock, in consideration for past consulting services provided. These shares, which bear a restrictive legend, were issued on April 12, 1996. In conjunction with the issuance of these shares, approximately $54,000 of charges were recorded against earnings during the year ended June 30, 1996.

     On March 3, 1996, the Company acquired 500,000 shares of Series A Convertible Preferred Stock and an option to purchase 20,000,000 shares (the "Option Shares") of Series B Non-Convertible Voting Preferred Stock of Decor Group, Inc., ("Decor") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common stock and 200,000 shares of its Series A Convertible Preferred stock and a guarantee with respect to certain indebtedness should such indebtedness become necessary. Also, the Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. Concurrent with the exercise of this option, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust".) The Voting Agreement will expire on December 31, 1997. The Voting Trust shall comprise three individuals: the Company's President and Chief Executive Officer (and also the Chairman of the Board of Decor), and two Directors of Decor who are otherwise unrelated to the Company. Conversion of the 500,000 shares of Series A Convertible Preferred stock into common stock would give the Company approximately 88.6% of the voting stock of Decor as of the date of this filing. Decor is planning a public offering of certain of its securities during October 1996. After this public offering is effective, the Company will own approximately 86.5% of the total voting stock of Decor. The holding in Decor will be recorded on the Company's financial statements under the equity method of accounting until such time the Company obtains unconditional and effective control of Decor, which is expected to occur upon the expiration of the Voting Agreement. Initially this will be approximately 85% on the equity method.

     In April 1996, the Company's investment banking firm arranged for the private placement of 175,000 shares of the Company's Common A Stock and 50,000 shares of the Company's Series A Preferred Stock. These shares, all of which bear a restrictive legend, were issued on April 24, 1996 to various independent investors (the "Investors") generating gross proceeds of $431,251. The Company realized net proceeds of $310,609 which was used to pay certain outstanding liabilities. Commencing thirty (30) days following the date of the close of the private placement, any of the Investors had the right to demand in writing (the "Demand Notice") that the Company file a registration statement with the Securities and Exchange Commission (the "Commission") which shall cover the shares and allow the Investor to sell the shares to the public. Within fifteen
(15) days following receipt of the Demand Notice, the Company is required to file such registration statement and use its best efforts to have such registration statement declared effective by the Commission and such state securities regulators as reasonably requested by the Investor. The Company also agreed to include the shares in its next registration statement.

     On April 4, 1996, the Company's Board of Directors resolved to issue 250,000 shares of the Company's Class B Common Stock to Laurie Munn, wife of the Company's President and Chief Executive Officer. This issuance is in consideration for a down payment of $250, Ms. Munn's 6.6% note to the Company providing for principal of $437,500 to be paid to the Company in five equal annual installments of $105,561.90, and Ms. Munn's guarantee and pledge of her assets for certain Company debt. The shares were issued to Ms. Munn on April 8, 1996. Ms. Munn has executed a Promissory Note and Security Agreement in conjunction with the issuance of these shares. The Company obtained an appraisal to determine the fair market values of this transaction.

     Effective June 30, 1996, the Company entered into a consulting agreement with Morris Munn, father of the Company's President and Chief Executive Officer, in exchange for certain services. As part of this agreement, over the subsequent five-years, the Company will pay Mr. Munn $54,000 per annum in equal bi-weekly installments, and issue to Mr. Munn options to purchase up to 350,000 shares of the Company's Series A Preferred stock. These options were fully exercised during July to September 1996, generating net proceeds to the Company totaling $787,500. Of these proceeds, approximately $127,000 was used pursuant to the Company's June 30, 1996 settlement with Ann Stevens, a former Company executive (See "Legal Proceedings."), and $12,500 was used to purchase 1,667 shares of Decor Group, Inc.'s Series C Non-Voting, Convertible, Preferred Stock. The balance of proceeds was retained by the Company to support working capital needs. In conjunction with the issuance of the options to Mr. Munn, the Company recorded charges against earnings totaling $87,500 at June 30, 1996.

     Pursuant to the Company's June 30, 1996 settlement with Ann Stevens (the "Settlement"), a former executive of the Company, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Stock. The Company plans to register these securities with the Securities and Exchange Commission no later than November 1996. Also pursuant to the Settlement, the Company issued to Michael Levine as escrow agent (the "Escrow Agent") 1,250,000 unregistered shares of the Company's Class B Common shares (the "Escrow Shares".) The Escrow Shares shall not be voted by the Escrow

Agent, unless the Company defaults on its obligations under the agreement. Upon satisfaction of such obligations, the Escrow Shares shall be returned by the Escrow Agent to the Company. (See "Legal Proceedings".) In conjunction with the issuance of the Company's shares to Ms. Stevens, the Company recorded charges against earnings totaling $71,400 at June 30, 1996.

     As part of the Company's investment in Decor, during the months of August and September 1996, the Company purchased 109,867 shares of Decor's Series C Non-Voting, Convertible, Preferred Stock at a cost of $824,000. As disclosed above, the funds for this investment were generated from two sources: 1) $811,500 of the $867,000 proceeds generated by the Company from the exercise of 578,000 of its Class WA Warrants through the date of this filing were so used, and 2) $12,500 of the $787,500 proceeds generated by the Company from the exercise by Morris Munn, father of the Company's President and Chief Executive Officer, of an option to purchase 350,000 shares of the Company's Series A Preferred Shares were also so used.

     Except as otherwise set forth herein, the Company has no material commitments for capital expenditures. In order to fund growth over the long term, the Company anticipates possible future issuance of its securities resulting in further dilution to its securityholders.

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

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants .................................   F-1

Consolidated  Balance Sheet as of June 30, 1996 ..........................   F-2

Consolidated Statements of Operations for the Years Ended
  June 30, 1996 and 1995 .................................................   F-3

Consolidates Statements of Changes in Stockholders'
  Equity for the Years Ended June 30, 1996, and 1995 .....................   F-4

Consolidated Statements of Cash Flows for the Years
  Ended June 30, 1996 and 1995 ...........................................   F-5

Notes to Consolidated Financial Statements ...............................   F-6

                                    PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The names and ages of the Directors, executive officers and key personnel of the Company are as follows:

 Name                 Age    Position(s) Held with the Company

Max Munn              52     President, Chief Executive Officer,
                             Treasurer and Director
Michael J. Amore      48     Vice President, Chief Financial Officer and
                             Director
Roger Lourie          52     Director
Richard Josephberg    50     Director
Donald Feldman        58     Vice President, Sales and Marketing and Director

Management Biographies

     Brief biographies of the Directors, executive officers, and key personnel of the Company are set forth below. All Directors hold office until their resignation, retirement, removal, disqualification, death or until their successors have been elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors.

     Max Munn has been President and Chief Executive Officer since September 1995. In June 1996, Mr. Munn was named Chairman of the Board of Decor Group, Inc. He served as Executive Vice President, Operations and Secretary of the Company between February 1994 and September 1995, and a Director thereof since March 1994. He served as Vice President of A.P.F. from May 1993 until the A.P.F. merger with the Company. From November 1990 to May 1993, he was a consultant to the Company, as well as a consultant directly and indirectly to Imperial Enterprises, Inc., a catalog company in Japan, and the IEI Corporation, a direct marketer, in Princeton, New Jersey. From 1981 to February 1990 he was Chairman, President and Chief Executive Officer of Collectors' Guild International Inc. In June 1990 Collectors' Guild filed a petition for relief under the U.S. Bankruptcy Code and was subsequently liquidated. Mr. Munn holds a Bachelor of Architecture degree from The Massachusetts Institute of Technology and subsequently did graduate level study in Art History at Columbia University.

     Michael J. Amore has been Vice President and Chief Financial Officer of the Company since November 1995. He was appointed to the Company's Board of Directors in January 1996. Prior to joining the Company, Mr. Amore served as Director, Administration; Director, Corporate Finance, and as Controller from 1979 to 1995 at Olympus USA, Inc., a wholly-owned subsidiary of Olympus Optical

Co., Ltd., a multinational manufacturer and distributor of photographic, medical, optical and precision instruments. Mr. Amore is a certified public accountant in the State of New York. He earned a B.S.

degree in Accounting from St. John's University in New York, and an M.B.A. degree in Investments, Banking, and Finance from Hofstra University in New York.

     Roger Lourie was named as a Director on May 4, 1995. He is an engineer and book publisher. He has over twenty-years of experience with Procter and Gamble, Time, Inc., Mead Paper and Grolier, Inc. He was Senior Vice President, Marketing of Grolier, Inc. Currently he is a General Partner of Tremon Associates and President of Misty Ridge Associates, which are equity investment firms. He is also Chairman of the Board of two Connecticut based manufacturing concerns. He has a B.S. in Engineering from Rensselaer Polytechnic Institute and MBA and MIA degrees from Columbia University in New York.

     Richard Josephberg was named as a Director in October 1995. Since 1986, he has been the Chairman of Josephberg Grosz & Co., Inc., a New York based investment banking firm. Josephberg Grosz specializes in providing private institutional capital to emerging growth companies. Mr. Josephberg has a B.B.A. degree from the University of Cincinnati, and attended Bernard Baruch Graduate School of Business in New York.

     Donald Feldman became Vice President, Sales and Marketing on June 1, 1995, and was named a Director in February 1996. In June 1996, Mr. Feldman was named President of Decor Group, Inc. ("Decor"). From April 1990 to May 1995 he served as Vice President of Sales and Marketing of Toyo Trading Co. in Los Angeles, California, a major importer and marketer of decorative accessories. He also has a strong merchandising background working with Sears Roebuck as Corporate Merchandising Manager for Decorative Accessories. Concurrent with the Effective Date of Decor's initial public offering (See "Acquisitions and Strategic Alliances"), Mr. Feldman will resign from the Company's Board of Directors. His replacement on the Company's Board of Directors will be selected and appointed soon thereafter.

     There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse the Company or any of its subsidiaries.

Compliance with Section 16(a) of the Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and great-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all section 16(a) forms that they file.

     Based solely upon a review of Forms 3, Forms 4 and Form 5 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and securityholders required to file the same.

Item 10. Executive Compensation

Summary Compensation Table

     The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Executive Officers.

                                                                                     Long-Term Compensation
                          ------------------------------------------------------------------------------------------------
                                     Annual Compensation (1)                          Awards       Payouts
                          ------------------------------------------------------------------------------------------------

                                                                Other       Restricted                         All Other
               Name and   Fiscal                                Annual        Stock      Options/     LTIP       Compen-
     Principal Position    Year      Salary ($)   Bonus ($)  Compensation   Awards ($)    SARs ()   Payouts()   sation ($)
     ------------------    ----      ----------   ---------  -------------  ----------   -------   ---------   ----------
               Max Munn    1996       144,230
       President, Chief    1995       151,127
      Executive Officer    1994       147,126      7,000                       25,000
       Michael J. Amore    1996        58,558
  Vice President, Chief    1995         --0--
      Financial Officer    1994         --0--
         Donald Feldman    1996       117,500
  Vice President, Sales    1995         5,423
          and Marketing    1994         --0--
       Theodore Stevens    1996        78,115     16,000        (2)
      Director (to June    1995        81,000                   (2)
              21, 1996)    1994        74,800                   (2)
            Ann Stevens    1996        80,769
         Executive Vice    1995
President (to September    1994       144,230
                  1995)

----------
(1) Does not include certain automobile expenses and other perquisites which in the aggregate do not exceed the lesser of $50,000 or 10% of the named executive officer's compensation.


     See "Executive Compensation - Employment Arrangements" for a description of the Company's employment agreements with Messrs. Munn and Feldman.

     The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Executive Officers named in the above Summary Compensation Table.

Option/SAR Grants in Last Fiscal Year

                                             Percent of Total
       Number of Securities Underlying   Options/SARS Granted to     Exercise or Base
Name        Options/SARS Granted         Employees in Fiscal Year       Price ($/Sh)    Expiration Date
----        --------------------         ------------------------       ------------    ---------------



----------

Aggregate Option/SAR Exercises In Last Fiscal Year And
Fiscal Year-End Option/SAR Values

     The following table sets forth certain information with respect to options exercised during the fiscal year ended June 30, 1995, by the Company's Executive Officers named in the Summary Compensation Table, and with respect to unexercised options held by such person at the end of the fiscal year ended June 30, 1995.

                                     Number of Securities Underlying Unexercised      Value of Unexercised in the Money
                                                  Options/SARS                                 Options SARs at
       Shares Acquired     Value                   at FY-End()                                     FY-End($)
Name   on Exercise ()    Realized $     Exercisable             Unexercisable          Exercisable       Unexercisable
----   --------------    ----------     -----------             -------------          -----------       -------------




----------

Directors' Compensation

     Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for any expenses actually incurred in connection with attending meetings of the Board of Directors In addition, each outside Director is entitled to receive 10,000 Shares per year of Common Stock of the Company pursuant to the Directors Stock Option Plan. See "Stock Option Plans".

Employment Arrangements

     On February 15, 1996, the Company's Board of Directors agreed in principle to enter into a four-year employment agreement between the Company and its President and Chief Executive Officer. The agreement will provide an annual base salary of $150,000, with annual increases of 10%. Such increases will be subject to the attainment of profitable results of operations by the Company. In addition, the agreement will grant the President and Chief Executive Officer an option to purchase at any time 150,000 shares of the Company's Series A, 10% Cumulative Convertible Preferred Stock at a price of $2.50 per share. The exercise of this option, as well as any subsequent conversion to the Company's Class A Common Stock, will require the prior consent of the Company's investment banking firm. The agreement will also contain a "non-compete" clause and provide the President and Chief Executive Officer with life insurance and the use of an automobile. As of the date of this filing, the document for this agreement has not been finalized or executed. This is expected to occur during the subsequent period. Presently, the President and Chief Executive Officer draws an annual salary of $150,000 and has the use of an automobile provided by the Company.

     In August 1995 the Company entered into a four year employment agreement with Ann Stevens, then Executive Vice President, with an annual salary of $150,000. In addition, on or about September 30, 1995, the agreement provides for Ms. Stevens to receive a one time payment of either, at the Company's option, $50,000 or 50,000 shares of Class A Common Stock. Pursuant to this agreement, Ms. Stevens was also entitled to receive stock options, stock bonuses and other equity instruments in an amount equal to that received by Max Munn or members of his immediate family. In June 1996, the Company executed an employment severance agreement with Ms. Stevens which terminated the provisions of the August 1995 employment agreement. The employment severance agreement stipulated that the Company will pay to Ms. Stevens an initial payment of $63,000, and make various periodic payments over seven years. In addition, the Company agreed to issue to Ms. Stevens 50,000 shares of the Company's Class A Common Shares. Such shares were issued on July 25, 1996. (See "Legal Proceedings.")

     On October 27, 1995 the Company entered into a one-year employment agreement with Robert Schildkraut, then Vice President, Operations with an annual base salary of $120,000. The Agreement may be terminated by the Company with a payment of 50% of the employee's salary remaining under the agreement or a payment of six week's salary in the event the employee resigns from the Company. The Agreement also provides for the employee to be granted certain stock options to purchase an aggregate of 100,000 Class A Shares, 50,000 of which are to be granted and vested immediately at a price of $2.00 per share, exercisable in six months from the date of grant, and any attempt to exercise these options during the exercise period will terminate the options granted on

September 16, 1994; options to purchase 25,000 shares at a price of $4.00 per share to be granted on the second anniversary; and options to purchase 25,000 shares at a price of $5.00 per share to be granted on the third anniversary. The Agreement also provides for a bonus program based on the Company meeting certain minimum profit goals. In April 1996, the employment of the Vice President, Operations was terminated. The Company settled its obligations to the employee during the subsequent quarter. This settlement took the form of severance payments totaling approximately $27,000. No securities have been issued to the employee as part of the settlement.

     On May 8, 1995, the Company entered into an Employment Agreement with Donald Feldman, Vice President of Sales and Marketing of the Company. The Agreement is for a term of four years beginning June 1995 and may be terminated by the Company after the first year with payment of 80% of the employee's salary, reduced by the employee's other income. The Agreement provides that the Vice President of Sales and Marketing will be employed at a base salary of $117,500 plus a sales commission structure based on increases in net sales for the Company and for Italia. Mr. Feldman will be granted an option to purchase 10,000 shares of the Company's Class A Common Stock for every full year under the employment agreement at a price of $2.50 per share. Concurrent with the Effective Date of Decor Group, Inc.'s ("Decor") initial public offering (See "Acquisitions and Strategic Alliances."), the Company and Mr. Feldman plan to terminate Mr. Feldman's Employment Agreement. Mr. Feldman will enter into a three (3) year employment agreement with Decor at such Effective Date. Mr. Feldman, who is President of Decor, will receive a salary of $117,500 per annum and an annual bonus equal to two percent (2%) of the amount by which Decor's net sales exceed the sales recorded by Decor for the year ending June 30, 1997. In addition, Mr. Feldman will be granted options to purchase 10,000 shares of Common Stock of Decor at an exercise price of $2.50 per share for each full year of employment under the agreement. Decor will also reimburse Mr. Feldman for bona fide business expenses including up to $400 per month for the use of an automobile and $200 per month for insurance.

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

Consulting Arrangements

     Effective as of January 4, 1994, the Company entered into a two year Marketing and Organizational Agreement (the "Marketing Agreement") with Robert
M. Leopold. Pursuant to the Marketing Agreement, Mr. Leopold will consult with and advise the Company concerning its marketing plans, business operations, organization, management, strategic planning, products and services, acquisitions, mergers, and other matters. Mr. Leopold will be paid $9,375 each quarter in advance together with reimbursement for expenses incurred not to exceed $200 per month. In August 1995, the Company agreed to issue, at a future date, 60,000 Class A Common Shares to Mr. Leopold in settlement of all current and future liabilities, under this agreement. These shares, which bear a restrictive legend, were approved by the Company's Board of Directors in November 1995. In conjunction with the issuance of these shares, approximately $55,000 was charged against earnings during the year ending June 30, 1996.

     On April 1, 1995, the Company entered into a Consulting Agreement with Morris Munn, father of Max Munn, the Company's President and Chief Executive Officer under which he will provide the Company with: design and fabrication of new molds for sculpture; recommend, and implement improvements in antiquing, woodworking, gilding and carving processes; and attend trade shows for frame making and mold making. Fees under the agreement are payable at $54,000 per annum for one year renewable at the Company's option. On June 30, 1996, Morris Munn's Consulting Agreement was extended for five (5) years. Pursuant to the terms of this new agreement, the Company agreed to issue to Morris Munn an option to purchase up to 350,000 shares of the Company's Preferred Shares at a net exercise price of $2.25 per share. The Preferred Shares issuable upon the exercise of the Option were registered for sale to the public under a Registration Statement in Form S-8 filed with the Securities and Exchange Commission on July 3, 1996. The Option was fully exercised during July to September 1996 generating net proceeds to the Company totaling $787,500. (See "Liquidity and Capital Resources.") In addition, the new agreement provides for bi-weekly payments to Morris Munn totaling $54,000 per year for five years. In exchange, Morris Munn has agreed to assist the Company with marketing, acquisitions, divestitures, joint ventures and other strategic initiatives. In conjunction with the issuance of the Option, the Company recorded charges against earnings of $87,500 at June 30, 1996.

     From time-to-time during prior periods, Sol Munn, uncle of Max Munn, President and Chief Executive Officer of the Company has provided various consulting services to the Company with respect to the marketing of custom picture frames. In February 1996, the Company's Board of Directors approved the issuance to Sol Munn of 150,000 shares of the Company's Class A Common Stock, in consideration for these services. The shares, which bear a restrictive legend, were issued on April 12, 1996. In conjunction with the issuance of these shares, approximately $54,000 of charges against earnings were recorded during the year ended June 30, 1996.

     Other than services provided by the Company's investment banking firm, no services have been provided at the Company's direction by any consultant or advisor with respect to the issuance or sale of the Company's equity securities.

Stock Option Plans

     The 1994 Plan. On June 20, 1994, the Company adopted the Interiors, Inc. 1994 Stock Option and Appreciation Rights Plan (the "1994 Plan"), which provides for the granting of options to officers, employees and consultants to purchase not more than an aggregate of 250,000 Class A Shares. Directors of the Company are not eligible to participate in the 1994 Plan. The 1994 Plan provides for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended (the "Code") as well as options which do not so qualify.

     Pursuant to the 1994 Plan, the Board of Directors or a stock option committee established by the Board to administer the 1994 Plan determines the persons to whom options are granted, the number of Class A Shares subject to option, the period during which the options may be exercised and the option exercise price. With respect to incentive stock options, no option may be granted more than ten years after the effective date of the 1994 Plan or exercised more than ten years after the date of grant (five years if the optionee owns more than ten percent of the Class A Shares of the Company at the time of grant). Additionally, with respect to incentive stock options, the option price may not be less than 100% of the fair market value of the Class A Shares on the date of the grant (110% if the optionee owns more than ten percent of the Class A Shares of the Company at the time of grant). The fair market value of the Class A Shares will be determined by the Board or the Committee in accordance with the 1994 Plan as follows: If the Class A Shares are not listed and traded upon a recognized securities exchange, on the basis of recent purchases and sales of Class A Shares in arms-length transactions or based on the last reported sale or transaction price for such stock on the date of grant or, if the shares are traded on a recognized securities exchange or quoted on the NASDAQ National Market System upon the basis of the last reported sale or transaction price on the date of grant or, if the shares were not traded on such date, on the date nearest preceding that date. Subject to certain limited exceptions, options may not be exercised unless, at the time of exercise, the optionee is in the service of the Company.

     The Board of Directors or the Committee may, in its discretion, at any time prior to the exercise of any option, grant in connection with such option the right to surrender part or all of such option to the extent the option is exercisable, and receive an amount (payable in cash, Class A Shares or combination thereof as determined by the Board or the Committee) equal to the difference between the then fair market value of the shares issuable upon the exercise of the option (or portions thereof surrendered) and the exercise price of the option or portion thereof surrendered.

     On September 16, 1994, the Board of Directors granted Incentive Options to purchase an aggregate of 159,000 Class A Shares under the 1994 Plan at an exercise price equal to the fair market value of the shares on the date of grant, or $3.50 per share, to 23 employees and Incentive Options to purchase 25,000 Class A Shares to Ann Stevens, then Executive Vice President of the Company and wife of then Company President, Theodore Stevens, at 110% of the fair market value or $3.85 per share. Of such options, options to purchase 75,000 Class A Shares were granted to Max Munn, now President and Chief Executive Officer of the Company, and Ann Stevens, then Executive Vice President of the Company, and Mr. Munn's sister. In addition, on October 5, 1994 the Board of Directors granted Incentive Options to two employees to purchase an aggregate of 20,000 Class A Shares at exercise prices equal to the fair market value of the shares or $3.38 per share. With respect to each such grant, 25% of such options will vest each year commencing on the first anniversary of the grant.

     The Director Plan. On June 20, 1994 the Board of Directors approved the 1994 Director Stock Option and Appreciation Rights Plan (the "Director Plan"). The Director Plan was adopted to provide an incentive to Directors through automatic and discretionary grants of stock options. The Director Plan provides for the grant of options intended to qualify as "incentive stock options" under the Code as well as options which do not so qualify.

     The Director Plan may be administered by a committee appointed by the Board of Directors of the Company (the "Committee"). Options under the Director Plan may be granted to each person who is a Director of the Company on the date of grant. All Directors of the Company are eligible to receive options under the Director Plan.

     The Director Plan provides for the granting of options to Directors in such amount and, subject to the terms of the Director Plan, upon such terms as the Board or Committee determines in its discretion in order to reward the recipient director for extraordinary service to the Company. In addition, on the second Monday of May of each year each person who is then a director of the Company shall be automatically granted an option to purchase 10,000 of the Company's Class A Shares, subject to adjustment as provided for in the Director Plan. The aggregate number of shares for which options may be issued pursuant to the Director Plan is 250,000 shares. The exercise price for options granted under the Director Plan must be equal to the fair market value per Class A Share on the date of grant. The fair market value of the Class A Shares will be determined by the Board or the Committee in accordance with the Director Plan as follows: If the Class A Shares are not listed and traded upon a recognized securities exchange, on the basis of recent purchases and sales of Class A Shares in arms-length transactions or based on the last reported sale or transaction price for such stock on the date of grant or, if the shares are traded on a recognized securities exchange or quoted on the NASDAQ National Market System upon the last reported sale or transaction price on the date of grant or, if the shares were not traded on such date, on the date nearest preceding that date. Each option granted under the Director Plan expires ten years after the date of grant, unless a lesser period is specified by the Committee.

     In the event an optionee ceases to be a Director of the Company for any reason at a time when he holds an option, he may exercise only such options as are exercisable at the time he ceases to be a Director, within the original term of the option. Options which are not exercisable at the time an optionee ceases to be a

Director shall terminate. In the event an optionee dies, the Director Plan provides for the exercise of an option on behalf of the deceased Director.


     On September 16, 1994, the Board of Directors granted Incentive Options to purchase 25,000 Class A Shares to each of Theodore Stevens, then President and Max Munn, President and Chief Executive Officer and then Executive Vice President-Operations under the Director Plan at an exercise price equal to 110% of the fair market value of the shares on the date of grant, or $3.85 per share, all of which options immediately vested. As of the date of this filing, with Mr. Stevens no longer an officer or Director of the Company, the Company does not plan to issue to Mr. Stevens any additional shares pursuant to any agreement currently in effect, except that Mr. Stevens currently holds 269,750 shares of the Company's Class B Common shares each of which are convertible into one Class A Common share at Mr. Stevens option.

Profit Sharing and Deferred Compensation Plans

     In July 1991 the Company adopted a Qualified Profit Sharing Plan for all nonunion employees and a nonqualified Deferred Compensation Plan for certain key employees. The Company has not made any contributions to the Qualified Profit Sharing Plan or the Deferred Compensation Plan since its initial contribution during the fiscal year ended June 30, 1992.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Each Class A Share is entitled to one vote and each Class B Share is entitled to five votes. The Company has no other voting securities outstanding. It does, however, have certain securities outstanding that are convertible into Class A Common Shares. As of the date of this filing, such securities are: (1) 1,140,000 shares of Series A Preferred Stock, each convertible into 3 shares of Class A Common stock commencing September 18, 1996 (subject to the filing with the Securities and Exchange Commission of a post-effective amendment to the Company's September 18, 1995 Registration Statement whereby such Preferred Shares were registered with the Commission), (2) 3,182,000 Class WA Warrants, each exercisable into one Class A Common share and one Class WB Warrant, and (3) 836,750 Class WB Warrants, each exercisable into one Common A share, and (4) 2,270,000 Class WC Warrants, each exercisable into one share of Series A Preferred Stock (subject to the filing with the Securities and Exchange Commission of a post-effective amendment to the Company's September 18, 1995 Registration Statement whereby such Class WC Warrants were registered with the Commission.)

     The following table sets forth certain information as of the date hereof with respect to: (1) each executive officer and director; (2) all executive officers and directors of the Company as a group; and (3) all persons known by the Company to be the beneficial owners of five percent or more of the Company's Class A or Class B Shares of Common Stock. The table below also sets forth as to each holder the percent of voting power represented by the Class A Shares (with one vote per share) and the Class B Shares (with five votes per share) voting as a single class prior to conversion of the Class B Shares to Class A Shares and after giving effect to the conversion of such Class B Shares and assuming no exercise of outstanding Warrants.

                                                                                    Percent of Votes (2)
                                                                                ---------------------------
                                                                                                      After
                                                                                     Prior to    Conversion
                                                                                Conversion of        of all
Name and Address of                                                Percent of     all Class B       Class B
Beneficial Owner (1)       Title of Class      Number of Shares     Class (2)      Shares (3)    Shares (4)
--------------------       --------------      ----------------     ---------      ----------    ----------
Theodore Stevens           Class A Shares           319,250 (5)       5.8%            10.2%          5.8%
                           Class B Shares           269,750 (6)      13.2%

Max Munn                   Class A Shares            45,000 (7)(8)    0.8%              *             *
                           Class B Shares              -0-  (8)       -0-

Laurie Munn                Class A Shares           519,750 (9)       9.4%            19.0%          9.4%
                           Class B Shares           519,750 (9)      25.5%

Michael Levine             Class A Shares              -0-            -0-             45.6%         22.5%
as escrow agent            Class B Shares           250,000          22.5%
                                                            (10)

Decor Group, Inc.          Class A Shares           200,000           3.6%             1.5% (11)     3.6% (11)
320 Washington St.         Class B Shares              -0-            -0-                0% (11)       0% (11)
Mt. Vernon, NY  10553      Series A Preferred       200,000          17.5%

All Executive Officers     Class A Shares           614,750 (12)     11.1%            19.7%         11.1%
and Directors as a Group   Class B Shares           519,750 (13)     25.5%
(5 persons)

*   Less than 1%.
(1) Mr. Munn is the President and Chief Executive Officer and a Director of the Company and can be contacted at the Company's principal executive offices at 320 Washington Street, Mt. Vernon, NY 10553. Mr. Stevens is married to Mr. Munn's sister, Ann Stevens and Max Munn and Laurie Munn are husband and wife. Such person's percentage ownership is determined by assuming that the options or convertible securities that are held by such person which are exercisable within 60 days from the date hereof have been exercised or converted, as the case may be.
(2) Does not give effect to the exercise of the Warrants, the Underwriters or prior underwriters Warrants or stock options granted under the Plans other than as noted.
(3) Reflects the percentage of the votes to which the voting Common Stock owned is entitled to vote if the Class A Shares and Class B Shares vote as one class. Assumes that the 2,039,500 Class B Shares have not been converted to Class A Shares and, consequently, have five votes per share (aggregating 10,197,500 votes).
(4) Reflects the percentage of the votes to which the voting Common Stock owned is entitled to vote if the Class A Shares and Class B Shares vote as one class. Assumes the 2,039,500 Class B Shares have been converted to

     2,039,500 Class A Shares and, consequently, have one vote per share rather than five votes per share.
(5) Includes 269,750 Class A Shares into which the 269,750 Class B Shares are convertible. Does not include 50,000 Class A Shares issued to Ann Stevens, wife of Mr. Stevens, pursuant to her settlement agreement with the Company. (See Legal Proceedings.)

(6) Each Class B Share entitles the holder to five votes per share and is convertible at any time into one Class A Share with one vote per Class A Share.
(7) Represents Class A Shares issuable to Mr. Munn upon exercise of an Incentive Stock Option issued pursuant to the Director Plan established on June 20, 1994, and a grant provided on Sept. 16, 1994.
(8) Does not include 519,750 Class B Shares (convertible into 519,750 Class A Shares) held by Mr. Munn's wife. Mr. Munn disclaims ownership of any such shares.
(9) Includes 519,750 shares of Class B Shares (convertible into 519,750 Class A Shares).
(10) Includes 1,250,000 Class B Shares issued to Mr. Levine as escrow agent pursuant to the settlement reached by the Company and Ann Stevens with respect to a prior employment agreement. (See Legal Proceedings.)
(11) Includes 200,000 shares of Class A Common Shares and 200,000 Shares of Series A Preferred shares issued pursuant to the Company's investment in Decor Group, Inc. (See Acquisitions and Strategic Alliances.) Each Series A Preferred share is convertible into three shares of Class A Common Stock. If Decor Group, Inc. were to convert its Series A Preferred Shares into Class A Common Shares, it would have potential voting rights of 8.9%, assuming conversion of the Class B shares into Common A Shares.
(12) Includes 519,750 Class B Shares owned by Laurie Munn, wife of Max Munn, President and Chief Executive Officer, which are convertible into 519,750 Class A Shares, and 85,000 Shares of Class A Common Stock issuable upon the exercise of options pursuant to existing stock option plans.
(13) Represents 519,750 Class B Shares owned by Laurie Munn, wife of Max Munn, President and Chief Executive Officer.

There are no agreements or other arrangements or understandings known to the Company concerning the voting of the Common Stock of the Company or otherwise concerning control of the Company which are not disclosed herein. There are no pre-emptive rights applicable to the Company's securities.

Item 12. Certain Relationships and Related Transactions

     In October 1990 A.P.F. issued 100 shares of its Common Stock, no par value, to Theodore Stevens, then President and a former Director of the Company, for aggregate consideration of $225,000 and in October 1990 A.P.F. issued 165 shares of its Preferred Stock, $1,000 par value per share, to Theodore Stevens in consideration for the payment of $165,000. On June 30, 1992, A.P.F. converted certain indebtedness arising from services rendered and loans provided by Decor Holdings, Inc, a company controlled by Theodore Stevens, to A.P.F. in the amount of $114,000 to 114 shares of Preferred Stock of A.P.F. In March 1994 such shares were transferred by Decor to Theodore Stevens and all of such 279 shares of Preferred Stock were converted by Mr. Stevens into 124 shares of A.P.F. Common Stock. As a result of the Company's recapitalization, the Company issued 1,000,000 Class B Shares (constituting all of the then issued and outstanding Class B Shares of the Company) to Theodore Stevens in exchange for all of the issued and outstanding Common Stock of A.P.F., the predecessor to the Company.

     In August 1995, Theodore Stevens, a Director of the Company, and Laurie Munn, wife of Max Munn, President and Chief Executive Officer and a Director of the Company, entered into an agreement whereby an existing option granted by Mr. Stevens to Mrs. Munn to purchase 500,000 shares of Class B Common Stock at $3.50 per share was canceled and Mr. Stevens sold to Mrs. Munn 269,750 shares of Class B Common Stock for $150,000 payable by an initial installment of $15,000 and a promissory note for the balance of the purchase price payable in 15 years with interest at the rate of 6.6% per annum. On December 1, 1995, Mr. Stevens filed a complaint in United States District Court, Southern District of New York against Ms. Munn seeking, among other things, the recission of this stock sale. In June 1996, the parties agreed to a settlement without either the resission of the stock sale or the need for additional payments by any party to the transaction. (See "Legal Proceedings.")

     During the fiscal year ended June 30, 1992, the Company borrowed the sum of $75,000 from Sol Munn, the uncle of Max Munn, President and Chief Executive Officer of the Company and borrowed an additional $75,000 in fiscal 1993. The aggregate amount due in the amount of $150,000 was evidenced by a promissory note dated September 1, 1993, payable to The Munn Trust of 1975-Trustee: Sol Munn and Evelyn Munn and bore interest at the rate of 12% per annum. The note was payable September 1, 1996, subject to the right of Sol Munn to extend the term for an additional one year period upon 60 days notice. In March 1994 the bearer of the note agreed to purchase certain works of art at 58% above the Company's cost in full satisfaction of the above note. The Company recorded approximately $87,000 credit to earnings pursuant to this transaction. On August 13, 1996, The Munn Trust of 1975, Sol Munn and Evelyn A. Munn, co-trustees, commenced action in the Supreme Court of the State of New York, County of Suffolk against Laurie Munn, Max Munn, and the Company pursuant to this transaction, seeking monetary damages for the sum of $111,000. (See "Legal Proceedings.")

     On July 7, 1994, Theodore Stevens, Max Munn and Ann Stevens, then respectively President, Executive Vice President and Executive Vice President of the Company, personally guaranteed the obligations of the Company under a Promissory Note dated July 7, 1994 in the amount of $950,000 at an interest rate of prime plus one percent (9.75% as of the date of this filing) to a New York bank. Pursuant to terms of settlement involving various issues (See "Legal Proceedings"), in the event that the Company's debt to the Bank is not repaid in full prior to March 31, 1997, the Company will pay Ann Stevens, who is married to Mr. Stevens, .2083% of the outstanding balance per month as compensation for her personal guarantee. As of the date of this filing, the outstanding balance of this note totals $870,000.

     On February 15, 1996, the Company's Italia Collection subsidiary entered into a Financing Arrangement with a New York corporation whereby Italia Collection may borrow pursuant to an asset-related formula. The agreement remains in effect as of the date of this filing and may be terminated by either party upon notice to the other and payment of the commitment fee for the unexpired term of this agreement. Interest is calculated on the daily cash balance at the rate of prime plus 9% per annum (17.25% as of the date of this filing) or a minimum of 18% per annum against a minimum monthly defined compensation of $3,000. As of the date of this filing, the amount due to the lender was approximately $738,000. (See "Liquidity and Capital Resources.") This Financing Arrangement has been personally guaranteed by Max Munn, the Company's President and Chief Executive Officer and his wife.

     For the years ended June 30, 1996 and June 30, 1995, the Company paid approximately $30,000 and $46,000, respectively, to the father of the President, and Chief Executive Officer for consulting services. See "Executive Compensation
- Consulting Arrangements."

     In October 1994, the Company borrowed the sum of $33,000 from the Vice President and Chief Financial Officer of the Company. The amount due is evidenced by two promissory notes dated October 27, 1994 and October 28, 1994 for $8,000 and $25,000, respectively, which bore interest rates of 18% and 12% per annum, respectively. The principal and interest were initially due November 17, 1994 and November 18, 1994, respectively, and have been extended to February 15, 1995. Unpaid sums bear interest at the rate of 18% per annum plus $160. In April, 1995, the Company paid all principal and interest due on both promissory notes.

     In October 1994, the Company borrowed the sum of $8,000 from the President of the Company. The amount due was evidenced by a promissory note dated October 27, 1994, which bore interest at a rate of 12% per annum. The principal and interest were due November 17, 1994. In November 1994, the Company repaid the loan. In addition, in November and December 1994, the Company advanced an aggregate amount of $13,000 to the then Executive Vice President-Operations of the Company, and now its President and Chief Executive Officer. This amount will be repaid to the Company during the year ended June 30, 1997.

     On February 8, 1996, the Company entered into a demand loan, for approximately $38,000, bearing 18% interest, with the President of the Company.

     In February 1996, the Company's Board of Directors approved the issuance to Sol Munn of 150,000 shares of the Company's Class A Common Stock, in consideration for past consulting services provided. These shares, which bear a restrictive legend, were issued on April 12, 1996. In conjunction with the issuance of these shares, approximately $54,000 of charges were recorded against earnings during the year ended June 30, 1996.


     On April 1, 1995, the Company entered into a Consulting Agreement with Morris Munn, father of Max Munn, the Company's President and Chief Executive Officer under which he will provide the Company with: design and fabrication of new molds for sculpture; recommend, and implement improvements in antiquing, woodworking, gilding and carving processes; and attend trade shows for frame making and mold making. Fees under the agreement are payable at $54,000 per annum for one year renewable at the Company's option. On June 30, 1996, Morris Munn's Consulting Agreement was extended for five (5) years. Pursuant to the terms of this new agreement, the Company agreed to issue to Morris Munn an option to purchase up to 350,000 shares of the Company's Preferred Shares at a net exercise price of $2.25 per share. The Preferred Shares issuable upon the exercise of the Option were registered for sale to the public under a Registration Statement in From S-8 filed with the Securities and Exchange Commission on July 3, 1996. The Option was fully exercised during July to September 1996 generating net proceeds to the Company totaling $787,500. (See "Liquidity and Capital Resources.") In addition, the new agreement provides for bi-weekly payments to Morris Munn totaling $54,000 per year for five years. In exchange, Morris Munn has agreed to assist the Company with marketing, acquisitions, divestitures, joint ventures and other strategic initiatives. In conjunction with the issuance of the Option, the Company recorded charges against earnings of $87,500 at June 30, 1996.

     On April 4, 1996, the Company's Board of Directors resolved to issue 250,000 shares of the Company's Class B Common Stock to Laurie Munn, wife of the Company's President and Chief Executive Officer. This issuance is in consideration for a down payment of $250, Ms. Munn's 6.6% note to the Company providing for principal of $437,500 to be paid to the Company in five equal annual installments of $105,561.90, and Ms. Munn's guarantee and pledge of her assets for certain Company debt. The shares were issued to Ms. Munn on April 8, 1996. Ms. Munn has executed a Promissory Note and Security Agreement in conjunction with the issuance of these shares. The Company obtained an appraisal to determine the fair market values of this transaction.

     Pursuant to the Company's June 30, 1996 settlement with Ann Stevens (the "Settlement"), a former executive of the Company, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Stock. The Company plans to register these securities with the Securities and Exchange Commission no later than November 1996. Also pursuant to the Settlement, the Company issued to Michael Levine as escrow agent (the "Escrow Agent") 1,250,000 unregistered shares of the Company's Class B Common shares (the "Escrow Shares".) The Escrow Shares shall not be voted by the Escrow Agent, unless the Company defaults on its obligations under the agreement. Upon satisfaction of such obligations, the Escrow Shares shall be returned by the Escrow Agent to the Company. (See "Legal Proceedings".) In conjunction with the issuance of the Company's shares to Ms. Stevens, the Company recorded charges against earnings totaling $71,400 at June 30, 1996.

     The Company will not permit loans or other transactions among the Company and the officers, directors, principal shareholders, or affiliates of any of them for other than bona fide business purposes or on terms less favorable than could be obtained from third parties, unless approved by a majority of the disinterested directors and the independent directors, if any, of the Company.

     See "Executive Compensation - Employment Arrangements" and "Executive Compensation - Consulting Arrangements" for descriptions of the present employment agreement and previous consulting arrangement with Max Munn, President and Chief Executive Officer of the Company and certain other related and unrelated parties.

     Max Munn may be deemed to be a "parent" or "promoter" of the Company, as that term is defined in the Securities Act.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number    Title of Exhibit
------    ----------------

1.1       Revised form of Underwriting Agreement by and between the Company and
          J. Gregory & Company, Inc.(2)

1.2       Form of Agreement Among Underwriters.(1)

1.3       Form of Selected Dealer Agreement.(1)

2.01 Stock Purchase Agreement, dated October 21, 1994, among the Company and Murano Crystal Corp. and Stephen M. Tucker.(6)

2.02 Stock Purchase Agreement, dated October 21, 1994, among the Company and Ceramic Productions Corp. and Stephen M. Tucker and Michael D. Tucker.(2)

3.1       Certificate of Incorporation of the Company.(1)

3.2       By-Laws of the Company.(1)

3.3       Restated Certificate of Incorporation of A.P.F. Holdings, Inc.(1)

3.4 Certificate of Ownership and Merger between Interiors, Inc. and A.P.F. Holdings, Inc.(1)

3.5       Articles of Incorporation of Italia Collection, Inc.(7)

3.6       By-Laws of Italia Collection, Inc.(7)

4.1 Forms of Representative's Warrants to Purchase Class A Common Stock, Class WA Warrants and Class WB Warrant.(2)


4.2 Form of Warrant Agreement by and between the Company, J. Gregory & Company, Inc., and Transfer Agent.(3)

4.3       Specimen Class A Common Stock Certificate.(2)

4.4       Specimen Class B Common Stock Certificate.(2)

4.5       Specimen Class WA Warrant Certificate.(2)

4.6       Specimen Class WB Warrant Certificate.(2)

4.7       First amendment to Warrant Agreement

5.1       Opinion of Bernstein & Wasserman, LLP, securities counsel for
          Registrant.

10.1 Sublease Agreement dated January 16, 1991 between Stern Metals and the Company.(1)

10.2 Lease dated August 11, 1992 between Hoopskirt Factory Partners and I.R.A.L., Inc.(2)

10.3      Lease dated February 1, 1993 between Arglo Realty Company and the
          Company.(1)

10.4 Security Agreement dated November 13, 1990 between the Company and United Credit Corporation and the amendments thereto dated November 13, 1990, January 7, 1992, October 11, 1991, December 15, 1992, and
          June 23, 1993.(1)

10.5 Promissory note dated June 27, 1991 for $75,000 to Mount Vernon Urban Renewal Agency.(1)

10.6 Mount Vernon Small and Minority Business Loan Agreement dated June 27, 1991.(1)

10.7 Security Agreement between Mount Vernon Urban Renewal Agency and the Company dated June 27, 1991.(1)

10.8 Intercreditor Agreement dated June 27, 1991 between United Credit Corporation and Mount Vernon Urban Renewal Agency.(1)

10.9 Promissory Note dated April 2, 1992 in favor of Hide Tashiro, in principal amount of $150,000.(1)

10.10 Promissory Note dated April 2, 1992 in favor of Takehisa Nishijima, in principal amount of $150,000.(1)

10.11 Promissory Note Dated June 8, 1992 in Favor of Roger Laurie, in principal amount of $15,000. (1)


10.12 Promissory Note dated September 19, 1992 in favor of Howard Morganstein, in principal amount of $50,000.(1)

10.13 Promissory Note dated September 1, 1993 in favor of The Munn Trust of 1975 - Trustee: Sol Munn and Evelyn Munn, in the principal amount of $15,000.(1)

10.14 Agreement dated April 1, 1991 between Production, Merchandising, Distribution Employees Union, Local 210, Affiliated with The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, AFL-CIO and the Company.(1)

10.15     Form of Security Agreement between the Company and the Bridge
          Lenders.(1)

10.16     Form of Non-Negotiable 6% Convertible Promissory Note.(1)

10.17     Form of Non-Negotiable 10% Promissory Note.(1)

10.18* Employment Agreement dated March 8, 1994 between A.P.F. Holdings, Inc. and Max Munn.(1)

10.19*    Marketing and Organizational Agreement between the Company and Robert
          M. Leopold dated as of January 4, 1994.(1)

10.20 Promissory Note dated March 16, 1994 in favor of William Evenchick, in the principal amount of $100,000.(1)

10.21 Pledge and Security Agreement between Ted Stevens and Stern Metals, Inc. dated January 16, 1991.(1)

10.22 Promissory Note dated January 16, 1991 in favor of Stern Metals, Inc. in the principal amount of $125,000.(1)

10.23 1994 Stock Option and Appreciation Rights Plan, as amended on September 16, 1994.(5)

10.24 1994 Director Stock Option and Appreciation Rights Plan, as amended on September 16, 1994.(4)

10.25     Revised form of Warrant Exercise Fee Agreement.(5)

10.26 Revised form of Consulting Agreement between the Company and J. Gregory & Company, Inc.(2)

10.27 General Loan and Security Agreement dated July 7, 1994 between the Company and The Bank of New York.(5)

10.28     Promissory Note dated July 7, 1994 in the amount of $950,000.(5)


10.29 General Guarantees dated July 7, 1994 of Ann Stevens, Theodore Stevens and Max Munn to the Bank of New York.(5)

10.30 Lease Agreement dated July 15, 1994 between the Company and Robert Schildkraut.(5)

10.31 Promissory Note dated June 30, 1994 in the amount of $100,000 issued to Ted Stevens.(5)

10.32 Agreement dated October 6, 1994 among the Company, J. Gregory & Company, Inc. and Vincent Mongo.(5)

10.33 Consulting agreement between Morris Munn and the Company dated October 1, 1993.(5)

10.34 Consulting agreement between M & E Company and the Company dated October 1, 1993.(5)

10.35 Promissory Note dated October 25, 1994 in the amount of $100,000 issued to Nybor Group, Inc. together with Affidavit of Confession of Judgment relating thereto.(7)

10.36 Employment Agreement dated October 21, 1994, between Murano Crystal Corp. and Stephen M. Tucker.(6)

10.37 Consulting Agreement dated October 21, 1994, between Murano Crystal Corp. and Jean Tucker.(6)

10.38     Guarantee issued by the Company to Stephen M. Tucker and Jean Tucker.
          (6)

10.39 Guarantee issued by the Company to Stephen M. Tucker and Michael D. Tucker.(6)

10.40 Non-Competition and Confidentiality Agreement entered into between Murano Crystal Crop. and Michael D. Tucker.(6)

10.41 Non-Competition and Confidentiality Agreement entered into between Murano Crystal Corp. and Lisette Tucker.(6)

10.42 Promissory Note dated October 27, 1994 in the amount of $8,000 issued to Max Munn.(7)

10.43 Promissory Notes dated October 27 and October 28, 1994 in the amounts of $8,000 and $25,000, respectively, issued to Robert M. Schildkraut together with Affidavits of Confession of Judgment relating thereto.
          (7)

10.44     Promissory Note dated November 23, 1994 in the amount of $225,000 issued to Ekistics Corp.(7)

10.45 Guarantees dated November 23, 1994 of Theodore Stevens, Max Munn, Laurie Munn, and Ann Stevens.(7)

10.46 General Loan and Security Agreement dated November 22, 1994 from the Company to Ekistics Corp.(7)

10.47 Rollover Promissory Notes issued to Robert Schildkraut in the amounts of $25,000 and $8,000.

10.48 Rorm of Subscription Agreement for Private Placement of Series A 10% Convertible Preferred Stock.(8)

10.49     Form of Subscription Agreement for Offering, by Decor Group, Inc.(11)

10.50     Demand note between the Company and Max Munn dated February 8,
          1996.(9)

10.51 Non-negotiable Promissory Note between Laurie Munn and the Company dated April 8, 1996, and Security Agreement relating thereto.(10)

21.1      Subsidiaries of the Registrant.(5)

99.1      U.S. Patent and Trademark Office Trademark Reg. No. 1,736,623.(1)

99.2      U.S. Patent and Trademark Office mark Reg. No. 1,783,694.(1)

99.3 Consent Order for Permanent injunction for Defendant Max Munn issued by the Federal Trade Commission in September 1991.(1)

99.4 Satisfaction of Judgment in the matter of A.P.F. Holdings, Inc. vs. Max Munn.(2)


(1) Previously filed as an exhibit to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

(2) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

(3) Previously filed as an exhibit to Amendment No. 2 to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

(4) Previously filed as an exhibit to Amendment No. 3 to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24352), which exhibit is incorporated herein by this reference.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K filed November 3, 1994 (File No. 0-24352), which exhibit is incorporated herein by this reference.

(7) Previously filed as an exhibit to the Registration Statement (Registration No. 33-86296) and which exhibit is incorporated herein by this reference.

(8) Previously filed as an exhibit to the Registration Statement (Registration No. 33- _____________) and which exhibit is incorporated herein by this reference.

(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995 and which such exhibit is incorporated herein by this reference.

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and which such exhibit is incorporated herein by this reference.

(11)      Attached hereto as an Exhibit.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Interiors, Inc.:

We have audited the accompanying consolidated balance sheet of Interiors, Inc. (a Delaware corporation) (known formerly as A.P.F. Holdings, Inc., a New York corporation) and subsidiary as of June 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interiors, Inc. and subsidiary as of June 30, 1996 and the results of operations and cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital and a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York
October 4, 1996

                                 INTERIORS, INC.
                                  CONSOLIDATED
                                  BALANCE SHEET

                                                                      June 30
                                     ASSETS                            1996
                                                                    -----------
CURRENT ASSETS:
  Cash                                                              $     4,142
  Accounts receivables -
     Trade, net of allowance of $40,000                                 784,600
  Inventories                                                         1,721,304
  Prepaid expenses and other current assets                             313,265
                                                                    -----------
            Total current assets                                      2,823,311

PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                                             1,808,915
  Furniture and fixtures                                                156,179
  Leasehold improvements                                                259,405
                                                                    -----------
            Total property and equipment, at cost                     2,224,499

  Less- Accumulated depreciation and
     amortization                                                       961,797
                                                                    -----------
            Net property and equipment                                1,262,702

OTHER ASSETS                                                            635,188
                                                                    -----------
            Total assets                                            $ 4,721,201
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current maturities of
     long-term debt                                                 $ 2,516,573
  Accounts payable and accrued liabilities                            2,706,388
  Net liabilities and accrued expenses
     of discontinued operations                                          90,557

  Capital lease obligations                                              22,112
                                                                    -----------
            Total current liabilities                                 5,335,630

NON-CURRENT LIABILITIES:

  Capital lease obligations                                              30,652
                                                                    -----------
            Total noncurrent liabilities                                 30,652
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
    5,300,000 shares authorized,
    790,000 issued and outstanding                                        7,900
  Class A common stock, $.001 par value,
    30,000,000 shares authorized, 3,470,247
    shares issued and outstanding                                         3,470
  Class B common stock, $.001 par value,
    2,500,000 shares authorized,
    2,039,500 shares issued and outstanding                               2,040
  Additional paid-in-capital                                          8,564,741
  Retained deficit                                                   (8,785,132)
  Treasury Stock                                                           (600)
  Note receivable                                                      (437,500)
                                                                    -----------
            Total stockholders' equity                                 (645,081)
                                                                    -----------
            Total liabilities and stockholders' equity              $ 4,721,201
                                                                    ===========

       The accompanying notes are an integral part of this balance sheet.

                                 INTERIORS, INC.
                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

                                                         1996           1995
                                                     -----------    -----------
NET SALES                                            $ 5,378,761    $ 5,155,275

COST OF GOODS SOLD                                     3,558,733      3,076,950
                                                     -----------    -----------

  Gross profit from continuing operations              1,820,028      2,078,325

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           3,611,812      1,820,545
                                                     -----------    -----------

  Operating expenses                                   3,611,812      1,820,545
                                                     -----------    -----------

  Income (loss) from continuing operations
    before interest and provision for taxes           (1,791,784)       257,780

INTEREST EXPENSE (including financing charges)           538,497        236,988
                                                     -----------    -----------


  Income (loss) from continuing operations
    before provision for taxes                        (2,330,281)        20,792

PROVISION FOR (BENEFIT FROM) INCOME TAXES                 17,859       (100,000)
                                                     -----------    -----------

  Income (loss) from continuing operations            (2,348,140)       120,792

DISCONTINUED OPERATIONS (Note 3)
  Loss from operations of discontinued operations        789,332        938,546
  Provision for disposal of discontinued operations    2,146,301
                                                     -----------    -----------
    Loss from discontinued operations                  2,935,633        938,546

NET LOSS                                             $(5,283,773)   $  (817,754)
                                                     ===========    ===========

NET LOSS PER COMMON STOCK

  CONTINUING OPERATIONS                              $     (0.83)   $      0.06
  DISCONTINUED OPERATIONS                            $     (1.03)   $     (0.47)
                                                     -----------    -----------
NET INCOME (LOSS) PER SHARE OF COMMON STOCK          $     (1.86)   $     (0.41)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
  COMPUTATION                                          2,837,293      1,977,158
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 INTERIORS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

                                                       Series A               Class A                  Class B
                                                    Preferred Stock         Common Stock             Common Stock      Additional
                                                   ----------------------------------------------------------------      Paid-In
                                                   Shares      Amount    Shares       Amount      Shares     Amount      Capital
                                                   ------      ------    ------       ------      ------     ------      -------
BALANCE, June 30, 1994                                                    817,500     $  818    1,000,000    $1,000    $4,778,484
  Proceeds from issuance of warrants                                                                                   $  372,211
  Conversion of Class B Shares                                            117,500     $  117     (117,500)   $ (117)
  Purchase of warrants and related costs                                                                               $  (46,425)
  Proceeds from sale of Class A Common Stock                              635,000     $  635                           $  491,493

  Treasury stock
  Net loss
                                                   ------------------------------------------------------------------------------
BALANCE, June 30, 1995                                                  1,570,000     $1,570      882,500    $  883    $5,595,763
  Proceeds from issuance of Series A Preferred     460,000     $4,600                                                  $1,553,032
  Conversion of Class B Shares                                            330,000     $  330     (330,000)   $ (330)
  Conversion of convertible debt into Class
    WC Warrants                                                                                                        $  100,000
  Issuance of Series A  Common Stock for services                         360,000     $  360                           $  299,500
  Conversion of Convertible Debt into Series
    A Preferred                                     80,000       $800                                                  $  199,200
  Issuance of shares to Italia - in Treasury                              600,000     $  600
  Preferred stock dividend                                                 55,247     $   55                           $  165,686
  Issuance to  Decor Group, Inc.                   200,000     $2,000     200,000     $  200                           $   (2,200)
  Issuance to Laurie Munn                                                                         250,000    $  250    $  437,500
  Private placement                                 50,000       $500     175,000     $  175                           $  307,934
  Other                                                                                           (13,000)   $  (13)   $       13
  Sale of treasury stock                                                  180,000     $  180                           $  (90,437)
  Escrow shares                                                                                 1,250,000    $1,250    $   (1,250)
  Net loss through June 30, 1996
                                                   ------------------------------------------------------------------------------
BALANCE, June 30, 1996                             790,000     $7,900   3,470,247     $3,470    2,039,500    $2,040    $8,564,741
                                                   ==============================================================================


                                                      Retained
                                                      Earnings         Treasury          Note
                                                      (Deficit)          Stock        Receivable              Total
                                                      ---------          -----        ----------              -----

BALANCE, June 30, 1994                                $(2,517,864)                                        $ 2,262,437
  Proceeds from issuance of warrants                                                                      $   372,211
  Conversion of Class B Shares
  Purchase of warrants and related costs                                                                  $   (46,425)
  Proceeds from sale of Class A Common Stock                                                              $   492,128
  Treasury stock                                                       $(270,257)                         $  (270,257)
  Net loss                                               (817,754)                                        $  (817,754)
                                                      ----------------------------------------------------------------
BALANCE, June 30, 1995                                $(3,335,618)     $(270,257)                         $ 1,992,341
  Proceeds from issuance of Series A Preferred                                                            $ 1,557,632
  Conversion of Class B Shares
  Conversion of convertible debt into Class
    WC Warrants                                                                                           $   100,000
  Issuance of Series A  Common Stock for services                                                         $   299,860
  Conversion of Convertible Debt into Series
    A Preferred                                                                                           $   200,000
  Issuance of shares to Italia - in Treasury                           $    (600)
  Preferred stock dividend                            $  (165,741)
  Issuance to  Decor Group, Inc.
  Issuance to Laurie Munn                                                             $ (437,500)         $       250
  Private placement                                                                                       $   308,609
  Other

  Sale of treasury stock                                               $ 270,257                          $   180,000
  Escrow shares
  Net loss through June 30, 1996                      $(5,283,773)                                        $(5,283,773)
                                                      ----------------------------------------------------------------
BALANCE, June 30, 1996                                $(8,785,132)     $    (600)     $ (437,500)         $  (645,081)
                                                      ================================================================


   The accompanying notes are an integral part of these financial statements.

                                 INTERIORS, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

                                                                           YEARS ENDED
                                                                             JUNE 30
                                                                   --------------------------
                                                                       1996           1995
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                           $(5,283,773)   $  (817,754)

  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                      680,137        630,670
    Provision for losses on accounts receivable                         63,244         35,000
    Deferred income taxes                                                            (100,000)
    Restructuring costs                                                               (76,000)
    Non-cash provision for discontinued catalog operations           2,235,835
    Non-cash satisfaction of debt                                                     (63,000)
    Provision for issuance of stock                                    140,960
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable, trade                  178,743       (545,599)
    Decrease (increase) in inventories                                (346,275)      (516,990)
    Decrease (increase) in prepaid catalog costs, prepaid
      expenses and other current assets                                (47,512)      (176,439)
    Decrease (increase) in other assets                                162,891       (489,606)
    Increase (decrease) in accounts payable and accrued expenses     1,112,556       (169,600)
    Increase (decrease) in prepaid sales & customer deposits           (40,800)         1,996
                                                                   -----------    -----------
          Net cash used in operating activities                     (1,143,994)    (2,287,322)
              including discontinued activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                (543,272)      (591,041)
                                                                   -----------    -----------
          Net cash used in investing activities                       (543,272)      (591,041)

                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of debt                                                3,652,100
  Repayments of debt and capitalized lease obligations                (357,197)    (2,630,535)
  Net proceeds from sale of Series A preferred stock,
    common stocks, and warrants                                      2,046,491        863,704
  Purchase of warrants and related costs                                  --          (46,425)
                                                                   -----------    -----------
    Net cash provided by financing activities                        1,689,294      1,838,844
                                                                   -----------    -----------
    Net Increase (decrease) in cash                                      2,028     (1,039,519)
CASH, beginning of period                                                2,114      1,041,633
                                                                   -----------    -----------
CASH, end of period                                                $     4,142    $     2,114
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for-
    Interest                                                       $   366,119    $   283,904
    Taxes                                                          $     8,344    $     5,283
NON-CASH FINANCING ACTIVITIES:
   Conversion of convertible debt into Class WC Warrants           $   100,000    $         0
   Conversion of convertible debt into Class A Preferred Stock     $   200,000    $         0
   Issuance of Common Stock for a note receivable                  $   437,500
   Decor Acquisition                                               $     2,200
   Other non-cash satisfaction of debt                                            $    63,000

   The accompanying notes are an integral part of these financial statements.

                                 INTERIORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1996 AND 1995

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Business Activity

The Company has experienced continuing operating losses and has a working capital and net capital deficiency as of and for the year ended June 30, 1996. As a result, the Company has taken certain significant steps to reposition itself for growth and profitability in subsequent periods. These steps, although necessary, led to significant charges against earnings during the year ended June 30, 1996. A summary of the major steps follows:

o The Company's discontinuation of its catalog operations (See "Description of Business") led to charges against earnings totaling $2,936,000, including losses from discontinued operations of $789,000, during the year ended June 30, 1996. Major items in this charge are settlement of significant related party lawsuits requiring charges against earnings aggregating $431,000; reserves against catalog inventory of $945,000 and reserves against other catalog assets of $354,000.

o The Company has included in Selling, General and Administrative expenses $140,000 for certain non-cash issuances of stock for services.

o The Company incurred increased financing charges aggregating $180,000 in connection with extinguishment of certain debt.

The Company's management believes that these charges were necessary and will set the stage for growth and profitability in subsequent periods. Management, however, believes cash flows from operations may not be sufficient to support future operations. Accordingly, the Company has identified action steps aimed at improving cash flows and profitability. Such actions include a major investment in Decor Group, Inc., an exclusive licensing agreement, staff reductions and discontinuance of its catalog. (See Notes 3 & 4)

The Company is currently renegotiating its lease with the landlord for its current facility. In addition the company is currently negotiating a collective bargaining agreement covering substantially all its employees. Although management believes that the outcome of these negotiations will not have a material impact on its operation over the next year, there can be no assurance that such deliberations will result in arrangements consistent with those discussed elsewhere.

Although the Company believes that these initiatives will lead to improved financial results, and positive cash flows no assurances can be provided that this will be the case.

Organization

Interiors, Inc. and subsidiary (the "Company" or "Interiors" known formally as A.P.F. Holdings, Inc. or " A.P.F.") was incorporated pursuant to the laws of Delaware in February 1994. A.P.F. was incorporated pursuant to the laws of New York in October 1990. A.P.F. was incorporated in order to reincorporate in the State of Delaware. Effective March 1994, A.P.F. merged with and into the Company. In October 1994, the Company purchased " Ceramic Production Corp." and " Murano Crystal" to form a wholly-owned subsidiary, " Italia Collection, Inc." ("Italia").

After giving effect to the discontinuance of the Catalog operation, the Company has two operating divisions: 1) the Custom Framing Division which is engaged in the manufacture of antique and contemporary picture frames for museums, art galleries, designers, collectors, and frame retailers; and 2) the Wholesale Division, which manufactures and markets a line of high-end traditional and contemporary mirrors through upscale retail furniture and department stores. The Wholesale Division is operated through a wholly owned subsidiary which manufactures and markets ceramic vases and bowls, sculpture and lamps to upscale furniture stores, furniture galleries, department stores, catalog and other decorative accessory retailers.

Sales to the largest two customers totalled $801,000 and $652,000, or 15% and 12% respectively, of net sales for the year ended June 30, 1996. Accounts receivable to these customers totalled $119,000 as of June.

The Company from time to time entered into transactions with related parties (See Note 11). To the extent that the Company is unable to attract and retain qualified independent persons to serve on its board of directors, conflicts of interest may arise due to these relationships.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, ("Italia Collection, Inc."). All intercompany transactions have been eliminated.

Revenue Recognition

Revenue is recognized at the time custom work, wholesale, or catalog merchandise is shipped or acceptance is acknowledged by the customer. Payments received for merchandise not yet shipped or accepted are reflected within prepaid sales and customer deposits, a current liability.

Prepaid Catalog Costs

Prepaid catalog costs consist primarily of production and mailing costs, which are deferred and amortized over the period of expected revenue stream (estimated based upon historical results for similar catalogs and circulation levels) of the related catalog from the date the catalog is mailed, not exceeding one year. The prepaid catalog asset was fully written off in the amount of $486,000, as part of the discontinuance of the Catalog Division. Catalog costs expensed are included in the loss from discontinued operations for the years ended June 30, 1996 and 1995 in the amount of $529,000 and $1,106,000, respectively.

Inventories

Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out method. Finished goods consist of those items available for shipping through the Wholesale Division. Bartered inventory acquired is valued at the original cost of the inventory to the Company, which is determined to be the lower of cost or market.

Property and Equipment

Property and equipment is stated at cost. The cost of additions and improvements and the costs incurred in the construction of castings and the related master molds are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. Depreciation and amortization of property and equipment is provided utilizing straight-line and accelerated methods over the estimated useful lives of the respective assets as follows:

                                               Years
                                               -----
          Machinery and equipment             3 - 10

          Furniture and fixtures              7 - 10

Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of exiting assets and liabilities. Deferred income taxes have been provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities (See Note 13).

Goodwill

In connection with the acquisition of Italia, amounts were paid in excess of the fair market value of the assets acquired. These amounts have been recorded as goodwill and are being amortized over 10 years. It is the Company's policy to evaluate the life and amount of goodwill annually. Such evaluations are based on current market conditions and expected future cash flows.

Use of Estimates in Preparation of the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires of management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from changes in these estimates.

Net Loss Per Share of Common Stock

Net loss per share of common stock was computed based on the weighted average number of Class A and Class B shares outstanding. For the two years in the period ended June 30, 1996, no common stock equivalents were included in the computation since the effect would be antidilutive.

Fourth Quarter Adjustments

The Company recorded approximately $3,654,000 in losses during the fourth quarter of fiscal 1996. The losses were primarily attributable to the discontinuance of the Catalog Division ($2,935,633), the write down of inventory based on the physical count ($1,093,000), and write-off of certain other assets ($79,200).

3. DISCONTINUATION OF OPERATIONS OF INTERIORS CATALOG DIVISION


On March 31, 1996, the Board of Directors, decided to discontinue the Company's catalog operations because of declining revenues and high operating costs. As a result, a charge against earnings of approximately $2,200,000, was recorded at June 30, 1996. For the year ended June 30, 1996, losses from the discontinued catalog operations totaled $789,000. The Company plans to fully carry out its plan to discontinue the catalog operation within one year from March 31, 1996. As of June 30, 1996, the Company has assets and accrued expenses totaling $319,000 and $410,000 respectively. The Company plans to wind down operations by filling existing orders and possibly mailing one final catalog as a "close-out sale" to liquidate inventory. The statement of operations for the year ended June 30, 1995 has been restated as if the Company's catalog operations had been discontinued at the beginning of year ended June 30, 1995.

The following is a detail of income from discontinued operations for the year ended June 30, 1996 and 1995:
                                               June 30, 1996   June 30,1995
                                               -------------   ------------
    Revenue                                     $   742,640    $ 1,895,011
    Cost of Goods Sold                              408,452        703,458
                                                -----------    -----------
    Gross Margin                                    334,188      1,191,553

    Selling, General & Admin.                     1,078,642      2,055,773
    Interest Expense                                 44,878         74,326
                                                -----------    -----------
    Net Loss from Discontinued Operations       $  (789,332)    $ (938,546)
                                                ===========    ===========

4. ACQUISITIONS, DISPOSITIONS AND STRATEGIC ALLIANCES

1996 Transactions

Part of the Company's long-term plan for growth includes either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry to maximize market potential. For this purpose, pursuant to a March 3, 1996 agreement relating to the capitalization of Decor Group, Inc., ("Decor"), Decor issued to the Company 500,000 shares of its Series A Convertible Preferred Stock and an option to purchase 20,000,000 shares of its Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common Stock and 200,000 shares of its Series A Convertible Preferred Stock and a guarantee with respect to certain indebtedness should such indebtedness become necessary. Decor has entered into an asset purchase agreement (the "Agreement") with Artisan House, Inc. ("Artisan House") to purchase substantially all of the operating assets, and assume certain liabilities, of Artisan House for an aggregate purchase price of $3,526,400, subject to certain adjustments. Decor expects to close on the Agreement prior to, or contemporaneously with, its public offering. Artisan House, located in Los Angeles, California and founded in 1964, is engaged in the design, manufacturing, and marketing of metal wall, table and freestanding sculptures. Management believes that Artisan House's products bridge the gap between high priced gallery art and mass produced decorative pieces. Artisan House products retail from approximately $100 to over $400. The primary goal of Artisan House is to supply a broad spectrum of design driven sculpture and decorative accessories at moderate prices. The measurement date for the shares provided and received has not been determined at this time because at the time of issuance there was no assurance that the transactions contemplated by either Company (i.e., acquisition of Artisan by Decor, public funding for Decor) could be executed. Accordingly, the shares issued and received have been reflected in the accompaning financial statements at par value. Upon completion of Decor's public offering and acquisition of Artisan, the Company will establish its investment in Decor at the then fair market value of the shares invested.

The Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. Concurrent with the exercise of this option, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust"). The Voting Agreement will expire on December 31, 1997. The Voting Trust shall comprise three individuals; the Company's President and Chief Executive Officer (and also the Chairman of the Board of Decor), and two Directors of Decor who are otherwise unrelated to the Company. Conversion of the 500,000 shares of Series A Convertible Preferred Stock into common stock would give the Company approximately 88.6% of the voting stock of Decor as of the date of this filing. Decor is planning a public offering of certain of its securities during October 1996. After this public offering is effective, the Company will own approximately 86.6% of the total voting stock of Decor. The holding in Decor will be recorded on the Company's financial statements under the equity method of accounting until such time the Company obtains unconditional and effective control of Decor, which is expected to occur upon the expiration of the Voting Agreement.

As part of the Company's investment in Decor, during the months of August and September 1996, the Company purchased 109,867 shares of Decor's Series C Non-Voting, Convertible, Preferred Stock at a cost of $824,000. As of the date of this filing, Decor has provided the Company with $50,000 of 8% demand loans.

Pursuant to a March 31, 1996 agreement relating to the capitalization of Decor, Laurie Munn, wife of the Company's President and Chief Executive Officer purchased and was issued certain shares of the Common Stock of Decor for $8,000 representing less than 1% of outstanding stock after Decor's proposed public offering. Ms. Munn was issued 200,000 common shares of Decor.

The Company has executed a management agreement with Decor, whereby the Company will provide management and administrative support for the companies acquired by Decor. At June 30, 1996, approximately $19,000 of fees were accrued by the Company for such services.

During March 1996, Laurie Munn, wife of the Company's President and Chief Executive Officer, was issued 9 of the outstanding 100 Common shares of Lance Acquisition Corp. ("LAC") which acquired the assets of The Lance Corporation ("Lance") a Massachusetts manufacturer and distributor of various products for the giftware and collectibles marketplace. The Company and LAC entered into an agreement whereby each entity will guarantee certain liabilities of the other. As of June 30, 1996, the Company guaranteed $631,000 of LAC debt which was collateralized by $971,000 of accounts receivable. Subsequently, LAC disposed of its interest in Lance, and has finalized the terms of transition with the new owners and existing secured creditors. LAC will be dissolved subsequent to June 30, 1996.

During April 1996, Italia moved its operations to the premises of The Lance Acquisition Corporation (Lance). Italia occupied approximately 10,000 square feet of space on a temporary basis. The Company is arranging for the sourcing of Italia products from an established, third-party manufacturer. The Company expects to fully complete such arrangements, and entirely vacate the premises of The Lance Acquisition Corporation, during November 1996.

1995 Acquisition

In connection with the Company's plan to restructure its wholesale business, the Company through its wholly owned subsidiary, Italia, acquired the business of two privately held Florida-based companies. Murano and CPC, manufacture and market upscale decorative ceramic accessories to the home furnishings industry through a showroom in High Point, North Carolina and a network of sales representatives. Closing on such acquisitions occurred on October 21, 1994. These acquisitions were accounted for under the purchase method of accounting. The Company assumed a deficit of approximately $200,000 for all of the outstanding stock of the acquired companies. Accordingly, the excess of costs over fair value has been recorded as goodwill and is being amortized over 10 years on a straight line basis. The Company also agreed to pay the seller on the basis of a formula purchase price computed as a factor of future earnings from continuing operations, subject to certain adjustments and offsets in cash and or Class A Shares. This additional consideration will result in an additional element of cost of the acquisition of Murano and CPC which will be recorded at the time such payment is calculated. To date, no additional payments have been made in connection with this transaction, as no amounts are considered to be due by the Company under the original terms of the purchase agreement. The parties are currently discussing the situation, and in the opinion of management, there will no be any material adjustment to the Company's financial position or results of operations as a result of the outcome of such discussions.

The Company's consolidated net loss for the year ended June 30, 1995 includes approximately $144,000 of net income from the operations of Murano and CPC for the period October 21, 1994 to June 30, 1995.

Had the Company acquired Murano and CPC as of July 1, 1994, the Company's net loss for the year ended June 30, 1995 would have not been materially effected.

New Agreements

In September 1996, the Company has entered into an exclusive and worldwide three-year licensing agreement, expiring September 1999, to represent the artwork of James Rizzi on ceramics, mirrors, and other decorative accessories manufactured by the Company. Mr. Rizzi is among the world's best-selling living artists. The Company expects customer shipments to begin during December 1996. The licensor will receive a license fee of 15% of net sales proceeds, plus up to 5% of product manufactured for distribution to certain art galleries and picture framers.

5.  INVENTORIES

The components of inventory are as follows:

                                                         June 30, 1996
                                                         -------------
                             Raw materials                $ 1,095,067
                             Work in process                  395,958
                             Finished goods                   230,279
                                                          -----------
                                                          $ 1,721,304
                                                          -----------

6.  OTHER ASSETS

The components of other assets are as follows:

                                                         June 30, 1996
                                                         -------------
Showroom samples, net of accumulated amortization
  of $ 73,158                                             $   104,036
Frame mirror molds, net of accumulated amortization
  of $ 142,714                                                 69,964
Organizational costs, net of accumulated amortization
  of $ 116,724                                                183,048
Goodwill, net of accumulated amortization of $ 66,707         167,016
Other                                                         111,124
                                                          -----------
                                                          $   635,188
                                                          -----------

Organizational costs incurred by the Company are being amortized over a five year period. Frame mirror molds include costs related to the wholesale division in order to construct prototypes and molds for a product line of antique reproduction framed mirrors. These costs are amortized over the related product life or five years, whichever is shorter.

7.  ACCRUED LIABILITIES

                                                         June 30, 1996
                                                         -------------
          Payroll and employee benefits                   $   420,089
          Rent                                                133,988
          Deferred rent                                        56,472
          Insurance                                             8,667
          Union dues and benefits                              98,000
          Professional fees                                   190,760

          Interest                                            118,222
          Other                                                91,927
                                                          -----------
                                                          $ 1,118,125

In March 1996, the Company executed an agreement with the Internal Revenue Service (the "Service") for the payment of then outstanding payroll tax liabilities totalling approximately $100,000. The agreement will require the Company to pay approximately $9,000 per month for approximately 14 months.

As of June 30, 1996, the Company has unpaid payroll taxes, including the amounts pursuant to the Service Agreement in the amount of approximately $ 325,000, including interest and penalties.

8.  NOTES PAYABLE

Notes payable:                                           June 30, 1996
                                                         -------------

Bank line of credit(a)                                    $   910,000
Notes payable, due July 1,1995, to individuals bearing
  interest at 16% payable quarterly (See Note 8 legal
  matters)                                                    300,000
Notes payable, due May 2016, to U.S. Small
  Business Administration, bearing interest at 4%
  payable monthly (b)                                         320,582
Notes payable due September 30, 1995 to
   a Nevis, BWI Corporation, bearing interest at 18%,
   payable monthly (c)                                        222,630
Financing Agreement with A Secured Lender (d)                 763,361
                                                          -----------
                                                          $ 2,516,573
                                                          -----------

(a) In July 1994, The Company replaced its existing financing agreement with a line of credit of up to $950,000 with a New York Bank following the Company's Initial Public Offering in June 1994. Such borrowings are based on trade receivables and inventory. The borrowings under such line of credit are secured by a lien on all personal property and fixtures of the Company and personally guaranteed by the President and Chief Executive Officer of the Company. In March 1996 the Company has agreed with the bank to reduce the line of credit by $10,000 per month. As of the date of this filing, the line of credit has been reduced to $870,000. This line of credit bears interest at a rate of prime plus 1% (9.25% as of the date of this filing.) The Company is also seeking alternative sources of financing to ultimately replace the current line of credit, but there can be no assurance it will be able to do so.

(b) In May 1993, Murano and CPC, secured Disaster loans from U.S. Small Business

Administration pursuant to promissory notes dated May 20, 1993 and May 21, 1993 in an aggregate amount of $ 339,300, which bears interest at a rate of 4% per annum, were payable in equal monthly installments including principal and interest and the balance of which would be due 23 years from the date of the Notes. Such borrowings are secured by machinery and equipment and are personally guaranteed by the former President and Vice President of Murano and CPC and their spouses. On July 29, 1996 the Company received non-payment notification from the U.S. Small Business Administration requiring full payment with interest. As a result of the nonpayment notification, the balance of the Note is classified as current. The Company currently is renegotiating the terms of the loan with the U.S. Small Business Administration.

(c) On October 16, 1995, the Company entered into an agreement to restructure a promissory note dated May 1995, with the principal amount of $500,000 bearing interest at the rate of 18% per annum with the principal which was due and payable in full on September 30, 1995 and a $150,000 note dated May 12,

1995, bearing interest at the rate of 18% payable monthly with 135% of the principal which was also due and payable in full on September 30, 1995 with a Nevis, BWI Corporation. On October 16, 1995 the parties agreed the Company owed the lender, including interest and monthly extension fees of approximately $155,000 through December 15, 1995, an aggregate amount of approximately $805,000. Pursuant to the new agreement, the Company paid $405,000 to the Nevis Corporation upon acceptance of the agreement. The Company also delivered a Promissory Note in the principal amount of approximately $400,000, in extension and replacement of the remaining balance due and payable of $180,000 on or before December 15, 1995 and $220,000 on July 31, 1996. The new agreement also stipulated that the lender shall sell the 180,000 shares of the Company's Class A Common Stock, held in escrow by the lender, for $180,000 to an unaffiliated third party. The proceeds of such sale will be applied against the note. The stock sale took place during January 1996. In addition, during December 1995, the Company issued to the lender 35,000 unregistered shares of Class A Common Stock. Such shares shall be afforded a piggyback registration right for all registration statements filed by the Company before July 31, 1996 and a one time demand registration right commencing after July 31, 1996. Approximately $25,000 was charged against earnings during the quarter ended December 31, 1995 in conjunction with the issuance of these shares. The promissory note is also guaranteed by Max Munn, President and Chief Executive Officer of the Company. The note is collateralized by 600,000 shares of the Company's Class A Common Stock owned by the Company's Italia Collections Inc. subsidiary. The Company is currently renegotiating the terms of the agreement with the lender to restructure payment terms of principal and interest outstanding of $245,000. There can be no assurance that the Company will successfully complete these discussions.

(d) On February 15, 1995, Italia Collection entered into a Financing Agreement with a New York based secured lender whereby Italia Collection may borrow pursuant to an asset-related formula. The agreement remains in effect as of the date of this filing, and may be terminated by either party upon notice to the other and payment of the commitment fee for the unexpired term of this agreement. Although the Company is currently pursuing alternative financing agreements, as of the date of this filing, no such arrangements have been finalized. According to the current agreement, the lender, upon confirmation of shipments, will advance Italia Collection 70% of the receivable. Upon collection of the receivable, the lender remits the balance of 30%. Interest is calculated on the daily cash balance at the rate of prime plus 9% per annum (17.25% as of the date of this filing) or a minimum of 18% per annum against a minimum monthly defined compensation of $3,000. As of the date of this filing, the amount due to the lender was approximately $750,000. In addition, the secured lender received personal guarantees from Max Munn, President and Chief Executive Officer of the Company, and his spouse. During February 1996, the Company's President and Chief Executive Officer arranged for $160,000 additional financing from this lender at the rates in effect for existing loans. The President and Chief Executive Officer, and his spouse, have provided personal guarantees for this additional funding, in addition to a security interest in certain real estate and Company stock owned by his spouse. Of these proceeds, approximately $121,000 was used to pay outstanding tax liabilities. The balance of the proceeds was loaned by the Company to the President and Chief Executive Officer. A $38,000 demand loan dated February 8, 1996, bearing an annual rate of interest of 18% was executed by the President and Chief Executive Officer, and countersigned by the Chief Financial Officer. On May 13, 1996, the Company's Board of Directors affirmed by majority vote the loan by the Company to its President and Chief Executive Officer. The principal balance of the loan will be partially offset by unreimbursed business expenses. The remaining loan balance will be repaid by the President and Chief Executive Officer to the Company, with interest as provided above, by September 1997.

9.  SHAREHOLDER'S EQUITY

Shareholder's equity

The Company's certificate of incorporation authorizes the issuance of 15,000,000 (adjusted to 30,000,000 of August 28, 1995 stockholders meeting) Class A shares, $.001 par value, 2,500,000 Class B shares,

$.001 par value, and 2,500,000 (adjusted to 5,300,000 of August 28, 1995) shares of Preferred Stock, $.01 par value. Each Class B share entitles the holder thereof to five noncumulative votes per share on all matters on which stockholders may vote at meetings of stockholders. The Class A and Class B shares shall vote together as a single class on all matters. The Class B shares are convertible on a one-for-one basis at any time after issuance at the option of the holder into Class A shares. The issuance of additional Class B shares could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company and may adversely affect the voting and other rights of Class A shares. The Preferred Shares are convertible on a three to one basis at any time after issuance at the option of the holder into Class A shares.

In June 1994, the Company issued 517,500 shares of Class A Common stock, par value $.001 per share. 460,000 Class WA warrants to purchase Class A shares and

Class WB warrants, and 258,750 Class WB warrants to purchase Class A shares. The net proceeds from this Offering were approximately $1,600,000.

In September 1995, the Company issued 460,000 shares of Series A, 10% Cumulative Convertible Preferred Stock ("Preferred Stock") and 230,000 Redeemable Class WC Warrants ("Warrants") to purchase Preferred Stock at the exercise price of $5.50 per share. The net proceeds from this Offering were approximately $1,633,000, including over-allotments. Each share of Preferred Stock is convertible, commencing one year from the date of issue, subject to adjustment, into three shares of Class A Common Stock of the Company.

On April 4, 1996, the Company's Board of Directors resolved to issue 250,000 shares of the Company's Class B Common Stock to Laurie Munn, wife of the Company's President and Chief Executive Officer. This issuance is in consideration for a down payment of $250, Ms. Munn's 6.6% note to the Company providing for principal of $437,500 to be paid to the Company in five equal annual installments of $105,561.90, and Ms. Munn's guaranty and pledge of her assets for certain Company debt. The shares were issued to Ms. Munn on April 8, 1996. A Promissory Note and Security Agreement, whereby the shares will collateralize the Promissory Note, was executed by the Company and Ms. Munn pursuant to these terms.

In April 1996, the Company's investment banking firm arranged for the private placement of 175,000 shares of the Company's Common A Stock and 50,000 shares of the Company's Series A Preferred Stock. These shares, all of which bear a restrictive legend, were issued on April 24, 1996 to various independent investors (the "Investors") generating gross proceeds of $431,251. The Company realized net proceeds of $310,609 which was used to pay certain outstanding liabilities. Commencing thirty (30) days following the date of the close of the private placement, any of the Investors had the right to demand in writing (the "Demand Notice") that the Company file a registration statement with the Securities and Exchange Commission (the "Commission") which shall cover the shares and allow the Investor to sell the shares to the public. Within fifteen
(15) days following receipt of the Demand Notice, the Company is required to file such registration statement and use its best efforts to have such registration statement declared effective by the Commission and such state securities regulators as reasonably requested by the Investor. The Company also agreed to include the shares in its next registration statement.

The Company has not paid and does not anticipate paying any cash dividends on its Class A Shares, Class B Shares, or Series A Preferred Shares in the foreseeable future, but instead intends to retain all working capital and earnings, if any, for use in the Company's business operations, and in the expansion of its business. In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the "Record Date".) Payment was made on March 1, 1996 by the issuance of 0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the Record Date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares.

Conversions and Stock Grants for Services

On November 23, 1994, the Company borrowed the sum of $225,000 from Ekistics Corp., a Bahamian corporation, pursuant to a promissory note due March 30, 1995, together with interest at the rate of 14% per annum and a 5% financing charge. In April 1995, the Company paid $25,000, plus interest on account of the principal amount of the said Note and entered into a revised note for the $200,000 balance with such revised Note providing for payment of principal on October 20, 1995, having an interest rate of 14% per annum and being convertible into 80,000 shares of Preferred Stock and 40,000 Class WC Warrants. On December 15, 1995, this conversion took place. The 80,000 Preferred Shares and 40,000 WC Warrants were registered in a Registration Statement declared effective September 18, 1996.

In June and July 1995, the Company delivered to unaffiliated parties promissory notes in the aggregate amount of $300,000 with interest at the rate of 10% per annum (the "10% Notes") and promissory notes in the principal amount of $100,000 with interest at the rate of 6% per annum (the "6% Notes".) The 10% Notes and 6% Notes were each payable in June and July 1996 or the closing of the sale by the Company of an issue of Preferred Stock, whichever is earlier. The 6% Notes were convertible, in whole or in part, at the option of the holder, into a maximum of 2,000,000 WC Warrants entitling the holders for a period of five years to purchase one share of Preferred Stock per Class WC Warrant at a price of $5.50 per share. These Warrants are redeemable by the Company. The Notes were secured by a lien on the Company's assets. In September 1995 the Company repaid all 10% Notes in full, plus all accrued interest for both the 10% Notes and 6% Notes. All holders of 6% Notes have converted in full, into a total of 2,000,000 Class WC Warrants, which were registered in a Registration Statement declared effective by the Securities and Exchange Commission on September 18, 1995.

In August 1995, the Company agreed to issue, at a future date, 60,000 Class A Common shares in settlement of all current and future liabilities under a two-year Marketing and Organizational Agreement (the "Marketing Agreement") with a consulting firm dated January 4, 1994.

In December 1995, in consideration for certain services rendered, 10,000 shares of the Company's Class A Common Stock were issued to various individuals related to Richard Josephberg, an outside Director of the Company.

In February 1996, the Company's Board of Directors approved the issuance to Sol Munn, Uncle of the President, of 150,000 shares of the Company's Class A Common Stock, in consideration for past consulting services provided.

Effective June 30, 1996, the Company entered into a consulting agreement with Morris Munn, father of the Company's President and Chief Executive Officer, in exchange for certain future services (See Note 10-Consulting Arangements). As part of this agreement, over the subsequent five-years, the Company will pay Mr. Munn $54,000 per annum in equal bi-weekly installments, and issue to Mr. Munn options to purchase up to 350,000 shares of the Company's Series A Preferred Stock. These options were fully exercised during July to September 1996, generating net proceeds to the Company totaling $787,500.


Pursuant to the Company's June 30, 1996 settlement with Ann Stevens (the "Settlement"), a former executive of the Company and sister of the President and Chief Executive Officer, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Stock. The Company plans to register these securities with the Securities and Exchange Commission no later than November 1996. Also pursuant to the Settlement, the Company issued to Michael Levine as escrow agent (the "Escrow Agent") 1,250,000 unregistered shares of the Company's Class B Common shares (the "Escrow Shares".) The Escrow Shares shall not be voted by the Escrow Agent, unless the Company defaults on its obligations under the agreement. Upon satisfaction of such obligations, the Escrow Shares shall be returned by the Escrow Agent to the Company.

An aggregate of $300,000 was recorded by the Company as expense related to the aforementioned stock issued to consultants and others for services. These charges were based upon the fair market value of the shares on the respective dates granted.

See Note 8 and Note 10 for additional issuances of stock for services.

Warrants

In September 1995, the Company lowered the exercise price of the Company's Class WA Warrant to $1.50 per share and arranged to place 180,000 shares of the Company's Class A Common shares which were previously sold pursuant to a "Regulation S" private placement into escrow. These shares were sold in January 1996 to unrelated parties pursuant to a restructuring of a note payable by the Company to the holder of these shares as discussed below. On July 16, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Class WA Warrants and underlying Class A Common shares. The Commission declared this Registration Statement effective on July 19, 1996. During August and September 1996, 578,000 of the Company's Class WA Warrants were exercised at $1.50 per warrant, generating proceeds to the Company totaling $867,000.

In January 1996, the Company's Board of Directors elected to lower the exercise price of the Company's Class WB Warrant to $2.00 per Class A Common share, subject to the filing and effectiveness of a Registration Statement with the Securities and Exchange Commission. Such Registration Statement was filed with the Commission on July 16, 1996 and declared effective on July 19, 1996.

Decor Group Inc. Stock Transaction (See Note 4)

On March 3, 1996, the Company acquired 500,000 shares of Series A Convertible Preferred Stock and an option to purchase 20,000,000 shares (the "Option Shares") of Series B Non-Convertible Voting Preferred Stock of Decor Group, Inc., ("Decor") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common Stock and 200,000 shares of its Series A Convertible Preferred Stock and a guarantee with respect to certain indebtedness should such indebtedness become necessary. Also, the Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. (See Note 4, Acquisitions, Dispositions and Strategic Alliances.)

As part of the Company's investment in Decor, during the months of August and September 1996, the Company purchased 109,867 shares of Decor's Series C Non-Voting, Convertible, Preferred Stock at a cost of $824,000.

Stock Option Plans

The 1994 Plan. On June 20, 1994, the Company adopted the Interiors, Inc. 1994 Stock Option and Appreciation Rights Plan (the "1994 Plan"), which provides for the granting of options to officers, employees and consultants to purchase not more than an aggregate of 250,000 Class A Shares. Directors of the Company are not eligible to participate in the 1994 Plan. The 1994 Plan provides for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended (the "Code") as well as options which do not so qualify.

Pursuant to the 1994 Plan, the Board of Directors or a stock option committee established by the Board to administer the 1994 Plan determines the persons to whom options are granted, the number of Class A Shares subject to option, the period during which the options may be exercised and the option exercise price. With respect to incentive stock options, no option may be granted more than ten years after the effective date of the 1994 Plan or exercised more than ten years after the date of grant (five years if the optionee owns more than ten percent of the Class A Shares of the Company at the time of grant). Additionally, with respect to incentive stock options, the option price may not be less than 100% of the fair market value of the Class A Shares on the date of the grant (110% if the optionee owns more than ten percent of the Class A Shares of the Company at the time of grant). The fair market value of the Class A Shares will be determined by the Board or the Committee in accordance with the 1994 Plan as follows: If the Class A Shares are not listed and traded upon a recognized securities exchange, on the basis of recent purchases and sales of Class A Shares in arms-length transactions or based on the last reported sale or transaction price for such stock on the date of grant or, if the shares are traded on a recognized securities exchange or quoted on the NASDAQ National Market System upon the basis of the last reported sale or transaction price on the date of grant or, if the shares were not traded on such date, on the date nearest preceding that date. Subject to certain limited exceptions, options may not be exercised unless, at the time of exercise, the optionee is in the service of the Company.

The Board of Directors or the Committee may, in its discretion, at any time prior to the exercise of any option, grant in connection with such option the right to surrender part or all of such option to the extent the option is exercisable, and receive an amount (payable in cash, Class A Shares or combination thereof as determined by the Board or the Committee) equal to the difference between the then fair market value of the shares issuable upon the exercise of the option (or portions thereof surrendered) and the exercise price of the option or portion thereof surrendered.

On September 16, 1994, the Board of Directors granted Incentive Options to purchase an aggregate of 159,000 Class A Shares under the 1994 Plan at an exercise price equal to the fair market value of the shares on the date of grant, or $3.50 per share, to 23 employees and Incentive Options to purchase 25,000 Class A Shares to Ann Stevens, then Executive Vice President of the Company and wife of then Company President, Theodore Stevens, at 110% of the fair market value or $3.85 per share. Of such options, options to purchase 75,000 Class A Shares were granted to Max Munn, now President and Chief Executive Officer of the Company, and Ann Stevens, then Executive Vice President of the Company, and Mr. Munn's sister. In addition, on October 5, 1994 the Board of Directors granted Incentive Options to two employees to purchase an aggregate of 20,000 Class A Shares at exercise prices equal to the fair market value of the shares or $3.38 per share. With respect to each such grant, 25% of such options will vest each year commencing on the first anniversary of the grant.

The Director Plan. On June 20, 1994 the Board of Directors approved the 1994 Director Stock Option and Appreciation Rights Plan (the "Director Plan"). The Director Plan was adopted to provide an incentive to Directors through automatic and discretionary grants of stock options. The Director Plan provides for the grant of options intended to qualify as "incentive stock options" under the Code as well as options which do not so qualify.

The Director Plan may be administered by a committee appointed by the Board of Directors of the Company (the "Committee"). Options under the Director Plan may be granted to each person who is a Director of the Company on the date of grant. All Directors of the Company are eligible to receive options under the Director Plan.

The Director Plan provides for the granting of options to Directors in such amount and, subject to the terms of the Director Plan, upon such terms as the Board or Committee determines in its discretion in order to reward the recipient director for extraordinary service to the Company. In addition, on the second Monday of May of each year each person who is then a director of the Company shall be automatically granted an option to purchase 10,000 of the Company's Class A Shares, subject to adjustment as provided for in the Director Plan. The aggregate number of shares for which options may be issued pursuant to the Director Plan is 250,000 shares. The exercise price for options granted under the Director Plan must be equal to the fair market value per Class A Share on the date of grant. The fair market value of the Class A Shares will be determined by the Board or the Committee in accordance with the Director Plan as follows: If the Class A Shares are not listed and traded upon a recognized securities exchange, on the basis of recent purchases and sales of Class A Shares in arms-length transactions or based on the last reported sale or transaction price for such stock on the date of grant or, if the shares are traded on a recognized securities exchange or quoted on the NASDAQ National Market System upon the last reported sale or transaction price on the date of grant or, if the shares were not traded on such date, on the date nearest preceding that date. Each option granted under the Director Plan expires ten years after the date of grant, unless a lesser period is specified by the Committee.

In the event an optionee ceases to be a Director of the Company for any reason at a time when he holds an option, he may exercise only such options as are exercisable at the time he ceases to be a Director, within the original term of the option. Options which are not exercisable at the time an optionee ceases to be a Director shall terminate. In the event an optionee dies, the Director Plan provides for the exercise of an option on behalf of the deceased Director.

On September 16, 1994, the Board of Directors granted Incentive Options to purchase 25,000 Class A Shares to each of Theodore Stevens, then President and Max Munn, President and Chief Executive Officer and then Executive Vice President-Operations under the Director Plan at an exercise price equal to 110% of the fair market value of the shares on the date of grant, or $3.85 per share, all of which options immediately vested. As of the date of this filing, with Mr. Stevens no longer an officer or Director of the Company, the Company does not plan to issue to Mr. Stevens any additional shares pursuant to any agreement currently in effect, except that Mr. Stevens currently holds 269,750 shares of the Company's Class B Common shares each of which are convertible into one Class A Common share at Mr. Stevens option.

At June 30, 1996, pursuant to the execution of a Consulting Agreement between the Company and Morris Munn, the father of the Company's President and Chief Executive Officer, the Company granted to Morris Munn an option to purchase up to 350,000 shares of the Company's Series A Preferred Shares at a net exercise price of $2.25 per share. The Company recorded charges against earnings of $87,500 at June 30, 1996 in conjunction with the issuance of these options. Subsequent to June 30, 1996 all 350,000 of these options were exercised, generating proceeds to the Company of $787,500.

At June 30, 1996, no other options have been granted. At June 30, 1996, an aggregate of 209,000 options are exercisable at prices ranging from $3.50 to $3.85.

At June 30, 1996, certain warrants to acquire Company securities are outstanding: a) 3,760,000 Class WA Warrants exercisable at $1.50 to acquire one Class A Common Share and one Class WB Warrant, of which 578,000 such warrants have been exercised subsequent to June 30, 1996, b) 258,750 Class WB Warrants exercisable at $2.00 to acquire one Class A Common Share, and c) 2,270,000 Class WC Warrants exercisable at $5.50 to acquire one Series A Preferred Share.

Except as otherwise set forth herein, the Company has no material commitments for capital expenditures. In order to fund growth over the long term, the Company anticipates possible future issuance of its securities resulting in further dilution to its security holders.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases


On January 16, 1991, the Company entered into a sublease agreement that provides for the leasing of a site which serves as the Company's principal office and manufacturing facility. The term of the sublease expires December 31, 1996. This lease requires minimum annual lease payments of approximately $265,000. The Company is currently negotiating the renewal of this lease.

The Company entered into a lease on February 1, 1993 for a 1,800 square foot Manhattan, New York showroom. The lease expires January 3, 2003, and requires rent payments of approximately $78,000 per annum.

The Company entered into a lease on August 31, 1995 for a 5,739 square foot Philadelphia, Pennsylvania showroom. The lease expires on August 31, 2000, and requires rent payments of approximately $30,000 per annum.

Italia occupies approximately 1,750 square feet at International Home Furnishings Center in High Point, North Carolina, pursuant to a lease dated May 1, 1993. The term of the lease is five years and requires minimum annual rent payments of approximately $26,500.

In addition, on March 28, 1996 the Company's Italia operation was closed in Hialeah Gardens, Florida and the product line was out-sourced to Lance Corporation in Hudson, Massachusetts.

Future minimum lease payments under operating leases are as follows:

                      1997                        $  265,837
                      1998                           130,475
                      1999                           110,299
                      2000                           111,648
                      2001                            89,914
                      Thereafter                     180,154
                                                  ----------
                                                  $  888,327
                                                  ----------

Rent expense charged to operations, which includes escalation charges, for the years ended June 30, 1996 and 1995, amounted to $408,458 and $405,945, respectively.

Union Agreement

Effective April 1, 1991, the Company signed a three-year (with an additional two-year automatic renewal) union contract for its union members under the terms of a collective bargaining agreement. The Company has received notice that the two-year automatic renewal and the existing union contract will remain in effect through April 1, 1996. The Company is currently negotiating the renewal of its union contract. None of the Company's employees have been on strike, or threatened to strike since the Company's inception and the Company believes its relationship with all of its personnel is satisfactory.


Employment Arrangements

On October 27, 1995 the Company entered into a one-year employment agreement with Robert Schildkraut, then Vice President, Operations with an annual base salary of $120,000. The Agreement may be terminated by the Company with a payment of 50% of the employee's salary remaining under the agreement or a payment of six weeks salary in the event the employee resigns from the Company. The Agreement also provides for the employee to be granted certain stock options to purchase an aggregate of 100,000 Class A Shares, 50,000 of which were to be granted and vested immediately at a price of $2.00 per share, exercisable in six months from the date of grant, and any attempt to exercise these options during the exercise period will terminate the options granted on September 16, 1994; options to purchase 25,000 shares at a price of $4.00 per share to be granted on the second anniversary; and options to purchase 25,000 shares at a price of $5.00 per share to be granted on the third anniversary. The Agreement also provides for a bonus program based on the Company meeting certain minimum profit goals. In April 1996, the employment of the Vice President, Operations was terminated. The Company settled its obligations to the employee during the subsequent quarter. This settlement took the form of severance payments totaling approximately $27,000. No securities have been issued to the employee as part of the settlement.

On May 8, 1995, the Company entered into an employment agreement with Donald Feldman, Vice President of Sales and Marketing of the Company. The Agreement is for a term of four years beginning June 1995 and may be terminated by the Company after the first year with payment of 80% of the employee's salary, reduced by the employee's other income. The Agreement provides that the Vice President of Sales and Marketing will be employed at a base salary of $117,500 plus a sales commission structure based on increases in net sales for the Company. Mr. Feldman will be granted an option to purchase 10,000 shares of the Company's Class A Common Stock for every full year under the employment agreement at a price of $2.50 per share. Concurrent with the effective date of Decor Group, Inc.'s ("Decor") initial public offering (See "Acquisitions and Strategic Alliances."), the Company and Mr. Feldman plan to terminate Mr. Feldman's Employment Agreement. Mr. Feldman will enter into a three (3) year employment agreement with Decor at such effective date.

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

Refer to Legal Proceeding Section of this Note for additional disclosure.

Consulting Arrangements

Effective January 4, 1994, the Company entered into a two year Marketing and Organizational Agreement (the "Marketing Agreement") with Robert M. Leopold.

Pursuant to the Marketing Agreement, Mr. Leopold will consult with and advise the Company concerning its marketing plans, business operations, organization, management, strategic planning, products and services, acquisitions, mergers, and other matters. Mr. Leopold will be paid $9,375 each quarter in advance together with reimbursement for expenses incurred not to exceed $200 per month. In August 1995, the Company agreed to issue, at a future date, 60,000 Class A Common Shares to Mr. Leopold in settlement of all current and future liabilities, under this agreement. These shares, which bear a restrictive legend, were issued April 16, 1996. In conjunction with the issuance of these shares, approximately $55,000 was charged against earnings during the year ending June 30, 1996.

On April 1, 1995, the Company entered into a consulting agreement with Morris Munn, father of Max Munn, the Company's President and Chief Executive Officer under which he will provide the Company with the following: design and fabrication of new molds for sculpture; recommend, and implement improvements in antiquing, woodworking, gilding and carving processes; and attend trade shows for frame making and mold making. Fees under the agreement are payable at $54,000 per annum for one year renewable at the Company's option. On June 30, 1996, Morris Munn's consulting agreement was extended for five (5) years.

Legal Proceedings

During April and May of 1995, Hide Tashiro commenced two law suits totaling $225,000 (plus interest and attorneys' fees) against the Company and others. The Company believes it has meritorious defenses against these claims. In April 1996 the plaintiff's motions for summary judgment were denied and the court held that there was an issue of fact to be tried. The Company believes it has valid defenses against these claims and is on the opinion the outcome on this matter will not have a material impact on the Company's financial position or results of operations.

On or about December 28, 1994, Merrill Corp. filed a complaint in the Supreme Court of the State of New York, against the Company seeking payment for goods sold and delivered to the Company. The matter was settled in July 1996.

In July 1995, the Company through its attorneys made demand against Morgan Steel Ltd. the office of which is located on the Isle of Man, England, for the payment to the Company of $362,507 on account of a perceived violation of Section 16 (b) of the Securities and Exchange Act. No response to said demand for payment has been made to date. On May 23, 1996, the Company's Board of Directors resolved that the Company and its officers and directors undertake no action given the uncertainty of the cost of collectibility, and ultimate legal liability of Morgan Steel Ltd. either in the United States or the Isle of Man.

Gear Holdings, Inc. brought an action against the Company for the alleged breach of a licensing agreement. The Company denies that it was a party to an agreement with Gear, or that any sum of money is owed. The complaint demands sums Gear allegedly would have received under the agreement in a sum to be determined, but not less than $250,000.


In July 1996, all litigation brought against the Company (as itemized in the four following paragraphs) and its principals and Directors by Ted Stevens, Ann Stevens and Morris Munn was settled. Settlement of the lawsuits by Ted Stevens and Morris Munn against the Company and its officers and Directors are subject to Court approval.

On October 13, 1995, Ted Stevens, individually, as a Shareholder and Director and Morris Munn, individually and as a Director and on behalf of themselves and all other similarly situated Shareholders and Directors of the Company filed a complaint in the Supreme Court of the State of New York, County of Westchester, against the Company and its directors seeking unspecified damages and certain changes in the composition of the Company's Board.

On December 1, 1995, Ted Stevens, husband of Ann Stevens, filed a complaint in United States District Court, Southern District of New York, against Laurie Munn and American Stock Transfer & Trust Company seeking, among other things, the equitable recession of a stock sale agreement between Mr. Stevens and Ms. Munn. On February 29, 1996, the Court held that Mr. Stevens did not have the right to recession and denied Mr. Stevens' motion for a preliminary injunction and on April 17, 1996, the Court dismissed the action for lack of subject matter jurisdiction.

On December 12, 1995, Ann Stevens filed a complaint in the Supreme Court of the State of New York, County of Nassau against the Company and certain Directors seeking, among other things, compensatory and punitive damages arising out of the alleged breach of Ann Stevens' Employment Agreement.

On April 23, 1996, Ted Stevens filed a complaint in the Court of Chancery of the State of Delaware against the Company and certain Directors, seeking among other things, the recession of a certain stock sale agreement between the Company and Laurie Munn.

The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company was settled by the execution of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and $50,000 for each of the final three years. As additional compensation, the Company will pay Ms. Stevens for reimbursement of certain expenses, $50,000 in various installments during the four months ending December 1996. The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year for seven years, plus automobile and insurance costs for five years. Effective June 30, 1996 the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Shares, which were previously committed to Ms. Stevens pursuant to her 1995 employment agreement. In connection with the Agreement, the Company issued 1,250,000 shares of its Class B Common Shares (the "Escrow Shares") to Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the "Escrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall release the Escrow Shares to the Company.

On August 13, 1996, the Munn Trust of 1975, Sol Munn and Evelyn A. Munn, Co-Trustees commenced an action against the Company as well as Max Munn, the Company's President and Chief Executive Officer and Laurie Munn, his wife seeking monetary damages for the sum of $111,000. The Company considers the complaint to be without merit and will vigorously defend the action

SJP Contractors of New York, Inc. commenced an action in September 1996 against the predecessor entity of the Company, A.P.F. Holdings, Inc., and others for $208,165 for work, labor and services allegedly performed in January 1991 for the renovation of the Company's premises. The Company's answer pleads that payment was made for the amount owed.

In September 1991, without admitting or denying the allegations, Max Munn, the Company's President and Chief Executive Officer agreed with the Federal Trade Commission (FTC) to the entry of a Consent Order in an action brought against Mr. Munn and others; which action arose out of the advertising of certain lithographs of original works of art as regards to whether or not the artist had played a substantial role in the production of lithographs. The case was settled before trial or discovery solely with entry of the above Consent Order; which enjoins Mr. Munn from making certain representations in connection with the sale of any works of art. The Consent Order also requires Mr. Munn for a period of five years (which expired as of September 1996) as to the maintenance of certain records as they concern the sale of certain lithographs.

The Company is subject to other claims and litigation in the ordinary course of business. In management's opinion, such claims are not material to the Company's financial position or its results of operations.

11. RELATED PARTY TRANSACTIONS

In October 1990 A.P.F. issued 100 shares of its Common Stock, no par value, to Theodore Stevens, then President and a former Director of the Company, for aggregate consideration of $225,000 and in October 1990 A.P.F. issued 165 shares of its Preferred Stock, $1,000 par value per share, to Theodore Stevens in consideration for the payment of $165,000. On June 30, 1992, A.P.F. converted certain indebtedness arising from services rendered and loans provided by Decor to A.P.F. in the amount of $114,000 to 114 shares of Preferred Stock of A.P.F. In March 1994 such shares were transferred by Decor to Theodore Stevens and all of such 279 shares of Preferred Stock were converted by Mr. Stevens into 124 shares of A.P.F. Common Stock. As a result of the Company's recapitalization, the Company issued 1,000,000 Class B Shares (constituting all of the then issued and outstanding Class B Shares of the Company) to Theodore Stevens in exchange for all of the issued and outstanding Common Stock of A.P.F., the predecessor to the Company.


In August 1995, Theodore Stevens, a Director of the Company, and Laurie Munn, wife of Max Munn, President and Chief Executive Officer and a Director of the Company, entered into an agreement whereby an existing option granted by Mr. Stevens to Mrs. Munn to purchase 500,000 shares of Class B Common Stock at $3.50 per share was canceled and Mr. Stevens sold to Mrs. Munn 269,750 shares of Class B Common Stock for $150,000 payable by an initial installment of $15,000 and a promissory note for the balance of the purchase price payable in 15 years with interest at the rate of 6.6% per annum. On December 1, 1995, Mr. Stevens filed a complaint in United States District Court, Southern District of New York against Ms. Munn seeking, among other things, the recession of this stock sale. In June 1996, the parties agreed to a settlement without either the recession of the stock sale or the need for additional payments by any party to the transaction (See Note 10).

During the fiscal year ended June 30, 1992, the Company borrowed the sum of $75,000 from Sol Munn, the uncle of Max Munn, President and Chief Executive Officer of the Company and borrowed an additional $75,000 in fiscal 1993. The aggregate amount due in the amount of $150,000 was evidenced by a promissory note dated September 1, 1993, payable to The Munn Trust of 1975-Trustee: Sol Munn and Evelyn Munn and bore interest at the rate of 12% per annum. The note was payable September 1, 1996, subject to the right of Sol Munn to extend the term for an additional one year period upon 60 days notice. In March 1994 the bearer of the note agreed to purchase certain works of art at 58% above the Company's cost in full satisfaction of the above note. The Company recorded approximately $87,000 credit to earnings pursuant to this transaction. On August 13, 1996, The Munn Trust of 1975, Sol Munn and Evelyn A. Munn, co-trustees, commenced action in the Supreme Court of the State of New York, County of Suffolk against Laurie Munn, Max Munn, and the Company pursuant to this transaction, seeking monetary damages for the sum of $111,000 (See Note 10).

On July 7, 1994, Theodore Stevens, Max Munn and Ann Stevens, then respectively President, Executive Vice President and Executive Vice President of the Company, personally guaranteed the obligations of the Company under a Promissory Note dated July 7, 1994 in the amount of $950,000 at an interest rate of prime plus one percent (9.25% as of the date of this filing) to a New York bank. Pursuant to terms of settlement involving various issues (See Note 10), in the event that the Company's debt to the Bank is not repaid in full prior to March 31, 1997, the Company will pay Ann Stevens, who is married to Mr. Stevens, .2083% of the outstanding balance per month as compensation for her personal guarantee. As of September 30, 1996, the outstanding balance of this note totals $870,000.

On February 15, 1996, the Company's Italia Collection subsidiary entered into a Financing Arrangement with a New York corporation whereby Italia Collection may borrow pursuant to an asset-related formula. The agreement remains in effect as of the date of this filing and may be terminated by either party upon notice to the other and payment of the commitment fee for the unexpired term of this agreement. Interest is calculated on the daily cash balance at the rate of prime plus 9% per annum (17.25% as of the date of this filing) or a minimum of 18% per annum against a minimum monthly defined compensation of $3,000. As of the date of this filing, the amount due to the lender was approximately $738,000. (See "Liquidity and Capital Resources.") This Financing Arrangement has been personally guaranteed by Max Munn, the Company's President and Chief Executive Officer and his wife.

For the years ended June 30, 1996 and June 30, 1995, the Company paid approximately $30,000 and $46,000, respectively, to the father of the President, and Chief Executive Officer for consulting services. See "Executive Compensation
- Consulting Arrangements." These amounts are included in capitalized mold costs on the balance sheet.

In October 1994, the Company borrowed the sum of $33,000 from the Vice President and Chief Financial Officer of the Company. The amount due is evidenced by two promissory notes dated October 27, 1994 and October 28, 1994 for $8,000 and $25,000, respectively, which bore interest rates of 18% and 12% per annum, respectively. The principal and interest were initially due November 17, 1994 and November 18, 1994, respectively, and have been extended to February 15, 1995. Unpaid sums bear interest at the rate of 18% per annum plus $160. In April, 1995, the Company paid all principal and interest due on both promissory notes.

In October 1994, the Company borrowed the sum of $8,000 from the President of the Company. The amount due was evidenced by a promissory note dated October 27, 1994, which bore interest at a rate of 12% per annum. The principal and interest were due November 17, 1994. In November 1994, the Company repaid the loan. In addition, in November and December 1994, the Company advanced an aggregate amount of $13,000 to the then Executive Vice President-Operations of the Company, and now its President and Chief Executive Officer. This amount will be repaid to the Company during the year ended June 30, 1997.

On February 8, 1996, the Company entered into a demand loan with the President for $38,000, bearing interest at 18%.

Refer to Note 9, Shareholder's Equity and Note 10, Commitments and Contingencies for additional related party transactions.

12. PROFIT SHARING AND DEFERRED COMPENSATION PLANS

In July 1991, the Company started a qualified Profit Sharing Plan for all nonunion employees and a nonqualified Deferred Compensation Plan for certain key employees. The Company has not made any contributions to the Qualified Profit Sharing Plan or the Deferred Compensation Plan since its initial contribution during the fiscal year ended June 30, 1992.

13. PROVISION (BENEFIT) FOR INCOME TAXES

The income tax provision (benefit) consists of:

                                                   Year Ended June 30,
                                                   -------------------

                                                   1996          1995
                                                   ----          ----
Current income taxes:
Federal                                         $   --        $     --
State and local                                   17,859            --
                                                --------      ----------
                                                  17,859            --
Deferred income tax                                 --          (100,000)
                                                --------      ----------
                                                $ 17,859      $ (100,000)
                                                --------      ----------

The difference between the statutory and effective tax rate for the years ended June 30, 1996 and 1995 results principally from a full reserve against any benefit generated in 1996 (state taxes are provided) and immaterial non-deductible expenses in 1995.

The benefit from the Company's net operating loss carryforward for Federal income tax purposes in the amount of approximately $5,100,000 (which expire through 2011) has been fully reserved for because future realization is not considered to be "more likely than not". In addition, due to the changes in ownership during the last three years and the future, utilization of the net operating losses against future taxable income may be severely limited. The deferred tax asset of approximately $1,800,000 is comprised primarily of net operating losses and timing differences.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 11, 1996.

                                      INTERIORS, INC.


                                      /s/ Max Munn
                                      ----------------------------------------
                                      Max Munn, President and
                                      Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


October 11, 1996                      By: /s/ Max Munn
                                          ------------------------------------
                                          Max Munn, President and Chief
                                          Executive Officer


October 11, 1996                      By: /s/ Michael J. Amore
                                          ------------------------------------
                                          Michael J. Amore, Vice President and
                                          Chief Financial Officer