Form 10-Q
period 1996-09-30
INTERIORS INC
filed 1996-11-15
CIK 921563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Three Month Period Ended September 30, 1996.

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to . -----------
          -----------

                                                Commission File No. 0-24352


                                 INTERIORS, INC.
      (Doing Business in New York under the name A.P.F. Master Framemakers)
       (Exact name of small business issuer as specified in its charter)

                   Delaware                          13-3590047
           ------------------------------        ------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

The number of shares  outstanding of the issuer's Class A Common Stock and Class
B  Common  Stock  as  of  November  15,  1996  was  4,216,135   and   2,039,500,
respectively.

Transitional Small Business Disclosure Format (check one).  Yes     .  No   X  .
                                                               -----      ----

                                INTERIORS, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial
Statements........1..........................................................1

      Consolidated Balance Sheet as of September 30, 1996....................2

      Consolidated Statements of Operations -
           For the Three Months Ended September 30, 1996 and 1995............3

       Consolidated Statement Changes in Stockholders' Equity -
           For the Three Months Ended September 30, 1996.................... 4

      Consolidated Statements of Cash Flows-
           For the Three Months Ended September 30, 1996 and 1995............5

      Notes to Consolidated Financial Statements.............................7

Item 2.  Management's Discussion and Analysis...............................17

PART II - OTHER INFORMATION

Item 1.  Legal Proceeding...................................................27

Item 2.  Changes in Securities..............................................29

Item 3.  Defaults Upon Senior Securities....................................29

Item 4.  Submission of Matters to a Vote of Security Holders................29

Item 5.  Other Information..................................................29

Item 6.  Exhibits and Reports on Form 8-K...................................29

                                     PART 1

                              FINANCIAL INFORMATION


Item 1.   Financial Statements

         The condensed financial statements included herein have been prepared by Interiors, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company as of September 30, 1996 and the results of operations for the three months ended March 31, 1996 and 1995.

         The Company's results of operations during the three months ended September 30, 1996 are not necessarily indicative of any future results. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

                                 INTERIORS, INC.
                                ---------------
                                  CONSOLIDATED
                                  ------------
                                  BALANCE SHEET
                                  -------------
                                  (Unaudited)


                                                        September 30,
                              ASSETS                       1996
                                                        ----------

CURRENT ASSETS:
  Cash                                                  $        0
  Accounts receivables -
     Trade, net of allowance of $40,000                    811,044
  Inventories                                            1,949,565
  Prepaid expenses and other current assets                349,565
                                                      ------------
              Total current assets                       3,110,174


INVESTMENT IN AFFILIATE                                    824,000




PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                                1,927,015
  Furniture and fixtures                                   164,929
  Leasehold improvements                                   259,405
                                                        ----------
            Total property and equipment, at cost        2,351,349





  Less- Accumulated depreciation and
     amortization                                        1,152,100
                                                        ----------
          Net property and equipment                     1,199,249



OTHER ASSETS                                               599,616
                                                        ----------
          Total assets                                  $5,733,039
                                                        ==========

                                 INTERIORS, INC.
                                ---------------
                                  CONSOLIDATED
                                  ------------
                                  BALANCE SHEET
                                 -------------
                                   (Unaudited)

                                                           September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                           1996
-----------------------------------                        -------------

CURRENT LIABILITIES:
  Notes payable and current maturities of
     long-term debt                                       $  2,583,586
  Accounts payable and accrued liabilities                   2,090,364
  Capital lease obligations                                     22,112
                                                          ------------
            Total current liabilities                        4,696,062



NON-CURRENT LIABILITIES:
  Notes payable                                                      0
  Capital lease obligations                                     30,652
                                                          ------------
            Total noncurrent liabilities                        30,652

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
     5,300,000 shares authorized,
     1,140,000 issued and outstanding                           11,400
  Class A common stock, $.001 par value,
      30,000,000 shares authorized,
    4,026,247 shares issued and outstanding                      4,026
  Class B common stock, $.001 par value,
     2,500,000 shares authorized,
     2,039,500 shares issued and outstanding                     2,040
  Additional paid-in-capital                                10,219,685
  Retained deficit                                          (8,792,726)
  Treasury Stock                                                  (600)
  Note receivable                                             (437,500)
                                                          ------------
           Total stockholders' equity                        1,006,325
                                                          ------------
           Total liabilities and stockholders' equity     $  5,733,039
                                                          ============


       The accompanying notes are an integral part of this balance sheet

                                 INTERIORS, INC.

                                  CONSOLIDATED

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                                                     1996           1995
                                                              -----------    -----------
NET SALES                                                     $ 1,179,170    $ 1,293,258

COST OF GOODS SOLD                                                621,453        705,261
                                                              -----------    -----------

          Gross profit from continuing operations                 557,717        587,997

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      488,071        649,665

                                                              -----------    -----------
           Operating expenses                                     488,071        649,665

            Income (loss) from continuing operations
               before interest and provision for taxes             69,646        (61,668)

INTEREST EXPENSE (including financing charges)                     77,240         95,348
                                                              -----------    -----------

            Income (loss) from continuing operations
                before provision for taxes                         (7,594)      (157,016)

PROVISION FOR INCOME TAXES
                                                              -----------    -----------

            Income (loss) from continuing operations               (7,594)      (157,016)

DISCONTINUED OPERATIONS (Note 3)
            Loss from operations of discontinued operations             0         42,293
                                                              ------------   -----------
                  Loss from discontinued operations                     0         42,293

NET INCOME (LOSS)                                             ($    7,594)   ($  199,309)
                                                              ===========    ===========

NET EARNINGS PER COMMON STOCK

                 CONTINUING OPERATIONS                        $      0.00    ($     0.08)
                 DISCONTINUED OPERATIONS                      $      0.00    ($     0.02)
NET INCOME (LOSS) PER SHARE OF COMMON STOCK                   $      0.00    ($     0.10)

WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                             3,927,116      1,977,158
                                                              ===========    ===========

    the accompanying notes are an integral part of these financial statements


                                INTERIORS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE QUARTER ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                   Series A             Class A               Class B
                                Preferred Stock       Common Stock          Common Stock
                                Shares   Amount    Shares       Amount    Shares     Amount
                                ------   ------    ------       ------    ------     ------

BALANCE, June 30, 1996          790,000  $7,900    3,470,247    $3,470    2,039,500  $2,040

  Proceeds from the exercise
    of common stock warrants                         556,000      $556
  Proceeds from the exercise
    of pfd. stock options       350,000  $3,500
  Net loss through September
    30, 1996

BALANCE, September 30, 1996   1,140,000 $11,400    4,026,247    $4,026    2,039,500  $2,040



                                 INTERIORS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE QUARTER ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)
                                   (CONTINUED)

                                   Additional      Retained
                                    Paid-In        Earnings      Treasury    Note
                                    Capital        (Deficit)      Stock   Receivable      Total
                                    -------        ---------      -----   ----------      -----

BALANCE, June 30, 1996            $8,564,741      ($8,785,132)   ($600)   ($437,500)      ($645,081)

  Proceeds from the exercise
    of common stock warrants        $833,444                                               $834,000
  Proceeds from the exercise
    of pfd. stock options           $821,500                                               $825,000
  Net loss through September
    30, 1996                                          ($7,594)                              ($7,594)

BALANCE, September 30, 1996      $10,219,685      ($8,792,726)   ($600)   ($437,500)     $1,006,325


The accompanying notes are an integral part of these financial statements.

                                 INTERIORS, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                                                                                   QUARTERS ENDED
                                                                                                     SEPTEMBER 30
                                                                                                 1996            1995
                                                                                            ---------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                                        ($7,594)     ($199,309)


  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                 158,875        112,081
    Provision for losses on accounts receivable                                                                  (20,000)
    Accretion of interest expense                                                                                 25,000
    Restructuring costs
    Non-cash provision for discontinued catalog operations                                                        89,250
    Non-cash  satisfaction  of debt  Provision  for issuance of stock Changes in assets and liabilities:
    Decrease (increase) in accounts receivable, trade                                             (26,444)        20,615
    Decrease (increase) in inventories                                                           (228,261)      (261,784)
    Decrease (increase) in prepaid catalog costs, prepaid expenses and other current assets       (36,300)       (16,489)
    Decrease (increase) in other assets                                                                          (27,705)
    Increase (decrease) in notes payable and current maturities of long term debt                  67,013
    Increase (decrease) in accounts payable and accrued expenses                                 (616,024)      (629,005)
    Increase (decrease) in net liabilities and accrued expenses of discontinued operations        (90,557)
    Increase (decrease) in prepaid sales & customer deposits                                                     (14,345)
                                                                                              -----------    -----------
          Net cash used in operating activities                                                  (779,292)      (921,691)
                                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                            (59,850)      (180,557)
   Investment in Decor Group, Inc.                                                               (824,000)
                                                                                              -----------    -----------
          Net cash used in investing activities                                                  (883,850)      (180,557)
                                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of debt                                                                            507,000
  Repayments of debt and capitalized lease obligations                                                         (580,642)
  Net proceeds from sale of Series A preferred stock and warrants                                             1,693,096
  Net proceeds from exercise of common stock warrants                                             834,000
  Net proceeds from exercise of preferred stock options                                           825,000
                                                                                              -----------    -----------
      Net cash provided by  financing activities                                                1,659,000      1,619,454
                                                                                              -----------    -----------
      Net Increase (decrease) in cash                                                              (4,142)       517,206

CASH, beginning of period                                                                           4,142          2,114
                                                                                              -----------    -----------

CASH, end of period                                                                           $         0    $   519,320
                                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for-
    Interest                                                                                  $    21,157    $    85,630
    Taxes                                                                                     $     5,566    $     5,150
NON-CASH FINANCING ACTIVITIES:
   Conversion of convertible debt into Class WC Warrants                                                     $   100,000





   The accompanying notes are an integral part of these financial statements.

                       THIS PAGE LEFT INTENTIONALLY BLANK

1.    BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. Reference should be made to the Company's financial statements for the year ended June 30, 1996 for a description of the accounting policies which have been applied consistently. Also, reference should be made to the notes to the Company's June 30, 1996 financial statements contained in the Company's Form 10-KSB for the fiscal year ended June 30, 1996, for additional details of the Company's financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim period have been included. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of those to be expected for the entire year. The Company, for the three months ended September 30, 1996 and 1995, used the gross profit method to value inventory.

2.     ACQUISITIONS AND STRATEGIC ALLIANCES

Part of the Company's long-term plan for growth includes either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry to maximize market potential. For this purpose, pursuant to a March 3, 1996 agreement relating to the capitalization of Decor Group, Inc., ("Decor"), Decor issued to the Company 250,000 shares of its Series A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 shares of its Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common stock and 200,000 shares of its Series A Convertible Preferred stock and a guarantee with respect to certain indebtedness should such indebtedness become necessary. Also, the Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. Concurrent with the exercise of this option, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust".) The Voting Agreement will expire on December 31, 1997. The Voting Trust shall comprise three individuals: the Company's President and Chief Executive Officer (and also the Chairman of the Board of Decor), and two Directors of Decor who are otherwise unrelated to the Company. Conversion of the 250,000 shares of Series A Convertible Preferred stock into common stock would give the Company approximately 88.6% of the voting stock of Decor. On November 12, 1996, (the "Effective Date") a public offering by Decor of certain of its securities was declared effective by the Securities and Exchange Commission. Subsequent to this effective date, the Company will own approximately 86.0% of the total voting stock of Decor. The holding in Decor will be recorded on the Company's financial statements under the equity method of accounting until such time the Company obtains unconditional and effective control of Decor, which is expected to occur upon the expiration of the Voting Agreement.

During the quarter ended September 30, 1996, the Company has also provided $824,000 cash as part of the capitalization of Decor. At September 30, 1996, the Company has not made a valuation of either the securities issued or received in the capitaliztion of Decor. This valuation will take place subsequent to this date. Thus, at September 30, 1996, the Company's investment in Decor is based on its cash investment only. This basis may increase if the ultimate valuation of the securities exchanged warrants such increase.

The Decor securities acquired by the Company, as described in the preceding paragraph, reflects a 1-for-2 reverse split effected by Decor in October 1996.

     Decor has entered into an asset purchase agreement (the "Agreement") with Artisan House, Inc. ("Artisan House") to purchase substantially all of the operating assets, and assume certain liabilities, of Artisan House for an aggregate purchase price of $3,526,400, subject to certain adjustments. Decor expects to close on the Agreement contemporaneously with its public offering. Artisan House, located in Los Angeles, California and founded in 1964, is engaged in the design, manufacturing, and marketing of metal wall, table and freestanding sculptures. Management believes that Artisan House's products bridge the gap between high priced gallery art and mass produced decorative pieces. Artisan House products retail from approximately $100 to over $400. The primary goal of Artisan House is to supply a broad spectrum of design driven sculpture and decorative accessories at moderate prices.

     As part of the Company's investment in Decor, during the months of August and September 1996, the Company purchased 54,934 shares (adjusted for a 1-for-2 reverse split effected by Decor in October 1996) of Decor's Series C Non-Voting, Convertible, Preferred Stock at a cost of $824,000.

     Pursuant to a March 31, 1996 agreement relating to the capitalization of Decor, Laurie Munn, wife of the Company's President and Chief Executive Officer purchased and was issued certain shares of the Common Stock of Decor. As of the date of this filing, Ms. Munn was issued 100,000 shares of the outstanding 1,312,500 common shares of Decor, adjusted to reflect a 1-for-2 reverse split effected by Decor in October 1996. Also, the Company has executed a management agreement with Decor, whereby the Company will provide management and administrative support to Decor in exchange for minimum annual fees of $75,000. At September 30, 1996, approximately $19,000 of fees were accrued by the Company for such services.

     As of the date of this filing, Laurie Munn, wife of the Company's President and Chief Executive Officer, was issued 9 of the outstanding 100 Common shares of Lance Acquisition Corp. ("LAC") which on March 3, 1996 acquired the assets of The Lance Corporation ("Lance") a Massachusetts manufacturer and distributor of various products for the giftware and collectibles marketplace. The Company and LAC entered into an agreement whereby each entity will guarantee certain liabilities of the other. During April 1996, the Company moved the operations of Italia Collection to Lance. Subsequent to this move, the ownership of Lance and its business operations changed. Because of this, Company management believes that the operations of Italia Collection will be best served by retaining a lower cost, independent manufacturer. The Company is accordingly conducting discussions with a Mexican company to finalize terms under which this entity will manufacture and support the entire product line of Italia Collection, which largely consists of ceramic and porcelain collectibles, mirrors, and other decorative accessories for the home. Also, the Company plans to base its Italia operations in California, to leverage upon the infrastructure acquired as part of the Decor transaction. During this period of transition, shipments of Italia products have significantly slowed (See "Management's Discussion".) Although the Company expects Italia revenues to grow once the reorganization of Italia operations is completed, no assurances can be given that such growth will actually occur. LAC is expected to be dissolved during the current period.

3.     DISCONTINUATION OF CERTAIN OPERATIONS

On March 31, 1996, the Company's Board of Directors decided to discontinue the Company's catalog operations because of declining revenues and high operating costs. As a result, a charge against earnings of approximately $2,100,000 was recorded at June 30, 1996. For the twelve months ended June 30, 1996, losses from continuing catalog operations totaled $789,332. The Company plans to fully carry out the discontinuation of the catalog operation within one year from March 31, 1996. The Company plans to wind down operations by filling existing orders and possibly mailing one final catalog as a "close-out sale" to liquidate inventory. As of March 1997, no catalog related assets or liabilities are expected to remain on the Company's balance sheet. The financial statements included with this filing have reclassified the results of operations for the quarter ended September 30, 1995 as if the Company's catalog operations had been discontinued during this quarter. For the quarter ended September 30, 1996, results of the discontinued catalog operations were not material.

4.    NOTES PAYABLE

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

On October 16, 1995, the Company entered into an agreement to restructure a promissory note dated May 1995, with the principal amount of $500,000 bearing interest at the rate of 18% per annum with the principal which was due and payable in full on September 30, 1995 and a $150,000 note dated May 12, 1995, bearing interest at the rate of 18% payable monthly with

135% of the principal which was also due and payable in full on September 30, 1995 with a Nevis, BWI Corporation. As of October 16, 1995 the parties agreed the Company owes the lender, including interest and monthly extension fees of approximately $102,500 through December 15, 1995, an aggregate amount of approximately $805,000. Pursuant to the new agreement, the Company paid $405,000 to the Nevis Corporation upon acceptance of the agreement. The Company also delivered a Promissory Note in the principal amount of approximately $400,000, in extension and replacement of the remaining balance due and payable of $180,000 on or before December 15, 1995 and $220,000 on July 31, 1996. The new agreement also stipulates that the lender shall sell the 180,000 shares of the Company's Class A Common Stock, held in escrow by the lender, for $180,000 to an unaffiliated third party. The proceeds of such sale will be applied against the note and during January 1996. In addition, during December 1995, the Company issued to the lender 35,000 unregistered shares of Class A Common Stock. Such shares shall be afforded a piggyback registration right for all registration statements filed by the Company before July 31, 1996 and a one time demand registration right commencing after July 31, 1996. Approximately $25,000 was charged against earnings during the quarter ended December 31, 1995 in conjunction with the issuance of these shares. The promissory note is also guaranteed by Max Munn, President and Chief Executive Officer of the Company. The note is collateralized by 600,000 shares of the Company's Class A Common Stock owned by the Company's Italia Collections Inc. subsidiary. The Company has reached a general agreement with this lender to restructure the repayment schedule of approximately $245,000 of outstanding principal and interest payable.

5. COMMITMENTS AND CONTINGENCIES

The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company has been settled by the execution of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and $50,000 for each of the final three years. As additional compensation, the Company will pay Ms. Stevens for reimbursement of certain expenses, $50,000 in various installments during the four months ending December 1996. The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year for seven years, plus automobile and insurance costs for five years. As of June 30, 1996, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Shares, which were previously commited to Ms. Stevens pursuant to her 1995 employment agreement. The Company plans to register these shares with the Securities and Exchange Commission during the quarter ended December 31, 1996. As of June 30, 1996, the Company issued 1,250,000 shares of its Class B Common Shares (the "Escrow Shares") to Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the "Escrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company.

  On February 15, 1996, the Company's Board of Directors agreed in principle to enter into a four-year employment agreement between the Company and its President and Chief Executive Officer. The agreement will provide an annual base salary of $150,000, with annual increases of 10%. Such increases will be subject to the attainment of profitable results of operations by the Company. In addition, the agreement will grant the President and Chief Executive Officer an option to purchase at any time 150,000 shares of the Company's Series A, 10% Cumulative Convertible Preferred Stock at a price of $2.50 per share. The exercise of this option, as well as any subsequent conversion to the Company's Class A Common Stock, will require the prior consent of the Company's investment banking firm. The agreement will also contain a "non-compete" clause and provide the President and Chief Executive Officer with the use of an automobile. As of the date of this filing, the document for this agreement has not been finalized or executed. This is expected to occur during the current fiscal year. Presently, the President and Chief Executive Officer draws an annual salary of $150,000 and has the use of an automobile provided by the Company.

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

  On April 1, 1995, the Company entered into a Consulting Agreement with Morris Munn, father of Max Munn, the Company's President and Chief Executive Officer under which he will provide the Company with: design and fabrication of new molds for sculpture; recommend, and implement improvements in antiquing, woodworking, gilding and carving processes; and attend trade shows for frame making and mold making. Fees under the agreement are payable at $54,000 per annum for one year renewable at the Company's option. On June 30, 1996, Morris Munn's Consulting Agreement was extended for five (5) years. Pursuant to the terms of this new agreement, the Company agreed to issue to Morris Munn an option to purchase up to 350,000 shares of the Company's
Preferred Shares at a net exercise price of $2.25 per share. The Preferred Shares issuable upon the exercise of the Option were registered for sale to the public under a Registration Statement in Form S-8 filed with the Securities and Exchange Commission on July 3, 1996. The Option was fully exercised during July to September 1996 generating net proceeds to the Company totalling $787,500. (See "Liquidity and Capital Resources.") In addition, the new agreement provides for bi-weekly payments to Morris Munn totalling $54,000 per year for five years. In exchange, Morris Munn has agreed to assist the Company with marketing, acquisitions, divestitures, joint ventures and other strategic initiatives. In conjunction with the issuance of the Option, the Company recorded charges against earnings of $87,500 at June 30, 1996.

Except as otherwise set forth herein, the Company has no material commitments for capital expenditures. In order to fund growth over the long term, the Company anticipates possible future issuance of its securities resulting in further dilution to its securityholders

Disclosure of the Company's current legal matters are reflected at Part II, Item
1. - Legal Proceedings.

6.       SHAREHOLDERS' EQUITY

In August 1995, the Company agreed to issue, at a future date, 60,000 Class A Common shares in settlement of all current and future liabilities under a two-year Marketing and Organizational Agreement (the "Marketing Agreement") with a consulting firm dated January 4, 1994. The Company's Board of Directors approved the issuance of such shares in November 1995. In conjunction with the issuance of these shares, approximately $105,000 of charges against earnings were recorded during the year ended June 30, 1996.

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

In September 1995, the Company lowered the exercise price of the Company's Class WA Warrant to $1.50 per share and arranged to place 180,000 shares of the Company's Class A shares which were previously sold pursuant to a "Regulation S" private placement into escrow. These shares were sold in January 1996 to unrelated parties pursuant to a restructuring of a note payable by the Company to the holder of these shares as discussed below. On July 16, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Class WA Warrants and underlying Common A Shares. The Commission declared this

Registration Statement effective on July 19, 1996. Through the date of this filing, 635,252 of the Company's Class WA Warrants were exercised at $1.50 per warrant, generating proceeds to the Company totaling $952,878. Of these proceeds, $811,500 was used to purchase 54,100 shares (adjusted for a 1-for-2 reverse split effected in October 1996) of Decor Group, Inc.'s Series C Non-Voting, Convertible, Preferred Stock. The balance of the proceeds was retained by the Company for working capital needs, for the repayment to Decor of outstanding loans of $50,000, and for the provision of additional loans to Decor.

In December 1995, an consideration for certain services rendered, 10,000 shares of the Company's Class A Common Stock were issued to various individuals as determined by Richard Josephberg, an outside Director of the Company. Approximately $7,000 was charged against earnings during the quarter ended December 31, 1995 in conjunction with the issuance of these shares.

In December 1995, pursuant to the terms of a promissory note, the holder of such note converted the note into 80,000 shares of Preferred Stock. Also in December 1995, and pursuant to the terms of another promissory note, 35,000 shares of the Company's Class A Common Stock were issued to the lender. The Company plans to register these securities with the Securities and Exchange Commission during the quarter ended December 31, 1996. Approximately $25,000 was charged against earnings during the quarter ended December 1995 in conjunction with the issuance of these shares.

In January 1996, the Company's Board of Directors elected to lower the exercise price of the Company's Class WB Warrant to $2.00 per Class A Common share, subject to the filing and effectiveness of a Registration Statement with the Securities and Exchange Commission. Such Registration Statement was filed with the Commission on July 16, 1996 and declared effective on July 19, 1996. Through the date of this filing, 90,636 of the Company's Class WB Warrants were exercised at an exercise price of $2.00 per option generating proceeds to the Company of $181,272. These proceeds were used by the Company to support working capital needs, and for the provision of loans to Decor Group, Inc.

In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the record date.) Payment was made on March 1, 1996 by the issuance of
0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the record date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. As of the date of this filing, the Company has not declared or established a record date for a dividend for its Series A 10% Cumulative Convertible Preferred Stock for September 1996.

In February 1996, the Company's Board of Directors approved the issuance to Sol Munn of 150,000 shares of the Company's Class A Common Stock, in consideration for past consulting services provided. These shares, which bear a restrictive legend, were issued on April 12, 1996. The Company is planning to register these securities with the Securities and Exchange

Commission during the quarter ended December 31, 1996. In conjunction with the issuance of these shares, approximately $54,000 of charges were recorded against earnings during the year ended June 30, 1996.

On March 3, 1996, the Company acquired 250,000 shares of Series A Convertible Preferred Stock and an option to purchase 10,000,000 shares (the "Option Shares") of Series B Non-Convertible Voting Preferred Stock of Decor Group, Inc., ("Decor") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common stock and 200,000 shares of its Series A Convertible Preferred stock and a guarantee with respect to certain indebtedness should such indebtedness become necessary. (The Decor securities are adjusted to reflect a 1-for-two reverse split effected by Decor in October 1996.) Also, the Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. Concurrent with the exercise of this option, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust".) The Voting Agreement will expire on December 31, 1997. The Voting Trust shall comprise three individuals: the Company's President and Chief Executive Officer (and also the Chairman of the Board of Decor), and two Directors of Decor who are otherwise unrelated to the Company. Conversion of the 250,000 shares of Series A Convertible Preferred stock into common stock would give the Company approximately 88.6% of the voting stock of Decor as of the date of this filing. On November 12, 1996, (the "Effective Date") a public offering by Decor of certain of its securities was declared effective by the Securities and Exchange Commission. Subsequent to this effective date, the Company will own approximately 86.0% of the total voting stock of Decor. The holding in Decor will be recorded on the Company's financial statements under the equity method of accounting until such time the Company obtains unconditional and effective control of Decor, which is expected to occur upon the expiration of the Voting Agreement.

In April 1996, the Company's investment banking firm arranged for the private placement of 175,000 shares of the Company's Common A Stock and 50,000 shares of the Company's Series A Preferred Stock. These shares, all of which bear a restrictive legend, were issued on April 24, 1996 to various independent investors (the "Investors") generating gross proceeds of $431,251. The Company realized net proceeds of $310,609 which was used to pay certain outstanding liabilities. Commencing thirty (30) days following the date of the close of the private placement, any of the Investors had the right to demand in writing (the "Demand Notice") that the Company file a registration statement with the Securities and Exchange Commission (the "Commission") which shall cover the shares and allow the Investor to sell the shares to the public. Within fifteen
(15) days following receipt of the Demand Notice, the Company is required to file such registration statement and use its best efforts to have such registration statement declared effective by the Commission and such state securities regulators as reasonably requested by the Investor. The Company is planning to register these securities with the Securities and Exchange Commission during the quarter ended December 31, 1996.

On April 4, 1996 the  Company's  Board of  Directors  resolved to issue  250,000 shares of the Company's Class B Common Stock to Laurie Munn, wife of the Company's President and Chief Executive Officer. This issuance is in consideration for a down payment of $250, Ms. Munn's

6.6% note to the Company providing for principal of $437,500 to be paid to the Company in five equal annual installments of $105,561.90, and Ms. Munn's guarantee and pledge of her assets for certain Company debt. The shares were issued to Ms. Munn on April 8, 1996. Ms. Munn has executed a Promissory Note and Security Agreement in conjunction with the issuance of these shares. The Company obtained an appraisal to determine the fair market values of this transaction.

Effective June 30, 1996, the Company entered into a consulting agreement with Morris Munn, father of the Company's President and Chief Executive Officer, in exchange for certain services. As part of this agreement, over the subsequent five-years, the Company will pay Mr. Munn $54,000 per annum in equal bi-weekly installments, and issue to Mr. Munn options to purchase up to 350,000 shares of the Company's Series A Preferred stock. These options were fully exercised during July to September 1996, generating net proceeds to the Company totalling $787,500. Of these proceeds, approximately $127,000 was used pursuant to the Company's June 30, 1996 settlement with Ann Stevens, a former Company executive (See "Legal Proceedings."), and $12,500 was used to purchase 834 shares (adjusted for a 1-for-2 reverse split effected in October 1996) of Decor Group, Inc.'s Series C Non-Voting, Convertible, Preferred Stock. The balance of proceeds was retained by the Company to support working capital needs. In conjunction with the issuance of the options to Mr. Munn, the Company recorded charges against earnings totaling $87,500 at June 30, 1996.

Pursuant to the Company's June 30, 1996 settlement with Ann Stevens (the "Settlement"), a former executive of the Company, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Stock. The Company plans to register these securities with the Securities and Exchange Commission during the quarter ended December 31, 1996. Also pursuant to the Settlement, the Company issued to Michael Levine as escrow agent (the "Escrow Agent") 1,250,000 unregistered shares of the Company's Class B Common shares (the "Escrow Shares".) The Escrow Shares shall not be voted by the Escrow Agent, unless the Company defaults on its obligations under the agreement. Upon satisfaction of such obligations, the Escrow Shares shall be returned by the Escrow Agent to the Company. (See "Legal Proceedings".) In conjunction with the issuance of the Company's shares to Ms. Stevens, the Company recorded charges against earnings totaling $71,400 at June 30, 1996.

During September 1996, pursuant to the Company's Director Stock Option Plan, the Company issued: 10,000 shares of its Class A Common shares to Roger Lourie, an outside director of the Company, and 10,000 shares of its Class A Common shares to various individuals named by Richard Josephberg, also an outside director of the Company. These shares bear a restrictive legend.

  Other than services provided by the Company's investment banking firm, no services have been provided at the Company's direction by any consultant or advisor with respect to the issuance or sale of the Company's equity securities.

7.       RECENT DEVELOPMENT

On October 24, 1996, the Company received notification from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's capital and surplus at June 30, 1996 was less than $1,000,000, thereby failing to satisfy a requirement for continued listing of its securities on The Nasdaq SmallCap Market. The Company is subject to delisting effective November 18, 1996 if the Company does not demonstrate that it currently meets all Nasdaq SmallCap Market listing criteria. Because of equity raised by the Company during the quarter ending September 30, 1996, the Company's capital and surplus at September 30, 1996 now exceeds $1,000,000 (See "Financial Statements".) The Company accordingly believes that it now meets all Nasdaq SmallCap Market listing criteria, and has so advised Nasdaq, providing Nasdaq with a copy of this filing to support its position.

Item 2.  Management's Discussion

         The following discussion should be read in conjunction with the information contained in the financial statements of the Company (the "Financial Statements") and the Notes (the "Notes") thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1996, which discussion is incorporated herein by reference.

Results of Operations

Quarter  Ended  September  30, 1996 as Compared to Quarter  Ended  September 30,
1995.

         The Company's net sales from continuing operations for the first quarter ended September 30, 1996 decreased by $114,000 or 9% to $1,179,000 from $1,293,000 for the quarter ended September 30, 1995, restated to reflect the discontinuation of the company's catalog operation. (See "Discontinuation of Certain Operations.")

         Net sales for the A.P.F. Master Framemakers division for the quarter ended September 30, 1996 increased $405,000 or 61% to $1,065,000 from $660,000 for the quarter ended September 30, 1995. Net sales for the Italia Collection subsidiary for the quarter ended September 30, 1996 decreased $519,000 or 82% to $114,000 from $633,000 for the quarter ended September 30, 1996. The Company has significantly curtailed the conduct of Italia's business while it finalizes the reorganization of Italia's operations to improve efficiency, quality, and controls. (See "Acquisition and Strategic Alliances.") The Company plans to finalize such reorganization during the quarter ended December 31, 1996. Thereafter, the Company expects to resume the full operation of Italia, which it expects will lead to growing revenues and profits. Assurances, however, cannot be given that the Company's expectations will be realized.

         The Company's cost of goods sold as a percentage of net sales decreased to 53% for the three months ended September 30, 1996, from 55% for the three months ended September 30, 1995. The reduced cost percentage is primarily due to an adjustment made during September 1996 to correct an overaccrual of costs during the prior period. Otherwise, the Company believes that the margins generated during the three months ended September 30, 1996 are largely consistent with those of the three months ended September 30, 1995. The Company used during the three months ended September 30, 1996 and 1995 the gross profit method to value inventory. During the quarter ended December 31, 1996, the Company plans to begin the implementation of a perpetual inventory system. The Company believes that such a system will enable it to determine product costing and margins more precisely. Although the Company expects this system to be fully operational during the quarter ended March 31, 1997, no assurances can be given that this will occur.

         The Company's selling, general and administrative expenses as a percentage of net sales decreased to 41% for the three months ended September 30, 1996, from 50% for the three months ended September 30, 1995. The Company has taken certain measures to reduce expenses, leading to this improved ratio of expenses-to-sales. For example, reductions of administrative personnel have led to reduced salaries, benefits, and travel expenses. Also discretionary spending for such items as stationery and supplies, advertising, and consulting fees has been curtailed. Finally, due to the overall reduction of revenues, sales commission expenses are reduced in the current period versus the prior period. Interest expense as a percentage of sales remained at approximately 7% for the quarter ended September 30, 1996, and the quarter ended September 30, 1995. In absolute dollars howevery. interest expense is $18,000 lower in the quarter ended September 30, 1996 versus the prior quarter because of reduced balances in interest-bearing debt. Interest as a percent of sales is largely unchanged because of the reduced sales of the current quarter versus the prior quarter.

         For the quarter ended September 30, 1996, the Company realized a net loss of $8,000, which constitutes largely break-even performance, versus a net loss from continuing operations of $157,000 ($.08 per share), and a loss from discontinued operations of $42,000 ($.02 per share) for the quarter ended September 30, 1995.

Liquidity and Capital Resources

         At September 30, 1996, no cash balances were recorded as compared to approximately $519,000 at September 30, 1995. Net cash used in operating activities during the quarter ended September 30, 1996 totalled approximately $779,000 compared with net cash used in operating activity of approximately $922,000 during the quarter ended September 30, 1995. The current period reduction in the use of cash from operations is largely due to the current period's net loss of approximately $8,000 versus a net loss of approximately $199,000 for the quarter ended September 30, 1995. The decrease in accounts payable and accrued expenses during the quarter ended September 30, 1996 was largely due to equity raised during the period (see below.)

         Net cash used in investing activities during the quarter ended September 30, 1996 totalled approximately $884,000 versus approximately $181,000 for the quarter ended September 30, 1995. During the current period, the Company invested $824,000 of cash to acquire 54,934 shares of Series C non-voting convertible preferred stock of Decor Group, Inc. (See "Acquisitions and Strategic Alliances.") During the same current period, an additional amount of approximately $60,000 was used to acquire equipment, versus approximately $181,000 for the quarter ended September 30, 1995.

         Net cash provided by financing activities was $1,659,000 during the quarter ended September 30, 1996 versus approximately $1,619,000 during the quarter ended September 30, 1995. During the current period, the funding was the result of the exercise by investors of 556,000 Class WA Warrants to acquire 556,000 shares of Class A Common shares and 556,000 Class WB Warrants for an exercise price of $1.50, and the exercise of an option to acquire 350,000 shares of Series A Preferred Shares at a net exercise price of $2.25. During the quarter ended September 30, 1996, the funding was the result of the sale by the Company of 460,000 shares of Series A Preferred Stock registered by the Company in September 1995.

         As of September 30, 1996, the Company's financial position reflected a working capital deficit of approximately $1,586,000, versus a working capital deficit of approximately $2,512,000 at June 30, 1996. Of this working capital deficit at September 30, 1996, $824,000 is directly attributable to the Company's direct investment in Decor Group, Inc. (See above.) As of September
30, 1996 versus June 30, 1996, trade receivables increased approximately $26,000, inventories increased approximately $228,000, and accounts payable and accrued expenses decreased approximately $616,000, due largely to the proceeds received from the equity transactions described in the preceding paragraph.

In July 1994, The Company replaced its then existing financing agreement with a line of credit of up to $950,000 with a New York Bank following the Company's Initial Public Offering in June 1994. Such borrowings are based on trade receivables and inventory. The borrowings under such line of credit are secured by a lien on all personal property and fixtures of the Company and personally guaranteed by the President and Chief Executive Officer of the Company. In March 1996, the Company agreed with the bank to reduce the line of credit by $10,000 per month. As of the date of this filing, the line of credit has been reduced to $870,000. This line of credit bears interest at a rate of prime plus 1% (9.25% as of the date of this filing.) The Company is also seeking alternative sources of financing to ultimately replace the current line of credit, but there can be no assurance it will be able to do so.

In connection with the Company's plan to restructure its wholesale business, the Company, through its wholly owned subsidiary, Italia Collection, Inc. ("Italia"), acquired the businesses of two privately held Florida-based companies, Murano Crystal Corp. ("Murano") and Ceramic Productions, Corp. ("CPC"), which manufacture and market upscale decorative ceramic accessories to the home furnishings industry through a showroom in High Point, North Carolina and a network of sales representatives. Closing on such acquisitions occurred on October 21, 1994. These acquisitions were accounted for under the purchase method of accounting. In connection therewith, the Company agreed to pay the seller on the basis of a formula purchase price computed as a factor of future earnings from continuing operations, subject to certain adjustments and offsets in cash and/or Class A Shares. As of the date of this filing, based on the results of operations of these acquisition, the Company's Management believes that no liabilities are due to the seller, nor have any liabilities for such payment been recorded on the Company's financial statements. The parties are
currently  in  dispute   regarding  the  nature  and  amount,  if  any,
of the consideration necessary. The parties are discussing a resolution to this matter and in the opinion of management, there will not be any material adjustment to the Company's financial position or results of operations as a result of the outcome of such discussions. Upon resolution of these discussions, appropriate payments, if any, will be made and recorded on the Company's financial statements.

On February 15, 1995, Italia Collection entered into a Financing Agreement with a New York based secured lender whereby Italia Collection may borrow pursuant to an asset-related formula. The agreement remains in effect as of the date of this filing, and may be terminated by either party upon notice to the other and payment of the commitment fee for the unexpired term of this agreement. Although the Company is currently pursuing alternative financing agreements, as of the date of this filing, no such arrangements have been finalized. According to the current agreement, the lender, upon confirmation of shipments, will advance Italia Collection 70% of the receivable. Upon collection of the receivable, the lender remits the balance of 30%. Interest is calculated on the daily cash balance at the rate of prime plus 9% per annum (17.25% as of the date of this filing) or a minimum of 18% per annum against a minimum monthly defined compensation of $3,000. As of the date of this filing, the amount due to the lender was approximately $750,000. In addition, the secured lender received personal guarantees from Max Munn, President and Chief Executive Officer of the Company, and his spouse. During February 1996, the Company's President and Chief Executive Officer arranged for $160,000 additional financing from this lender at the rates in effect for existing loans. The President and Chief Executive Officer, and his spouse, have provided personal guarantees for this additional funding, in addition to a security interest in certain real estate and Company stock owned by his spouse. Of these proceeds, approximately $121,000 was used to pay outstanding tax liabilities. The balance of the proceeds was loaned by the Company to the President and Chief Executive Officer. A $38,000 demand loan dated February 8, 1996, bearing an annual rate of interest of 18% was executed by the President and Chief Executive Officer, and countersigned by the Chief Financial Officer. On May 13, 1996, the Company's Board of Directors affirmed by majority vote the loan by the Company to its President and Chief Executive
Officer. The principal balance of the loan will be partially offset by rereimbursed business expenses generated by the President and Chief Executive Officer. The remaining loan balance will be repaid by the President and Chief Executive Officer to the Company, with interest as provided above, during the twelve months ended October 1997.

In March 1996, the Company executed an agreement with the Internal Revenue Service (the "Service") for the payment of outstanding payroll tax liabilities totalling approximately $100,000. The agreement will require the Company to pay approximately $9,000 per month for approximately 14 months for this purpose. As of the date of this filing, all such tax liabilities are being paid on a timely basis.

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

In August 1995, the Company agreed to issue, at a future date, 60,000 Class A Common shares in settlement of all current and future liabilities under a two-year Marketing and Organizational Agreement (the "Marketing Agreement") with a consulting firm dated January 4, 1994. The Company's Board of Directors approved the issuance of such shares in November 1995. The Company is planning to register these securities with the Securities and Exchange Commission during the quarter ended December 31, 1996. In conjunction with the issuance of these shares, approximately $105,000 of charges against earnings were recorded during the year ended June 30, 1996.

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

In September 1995, the Company lowered the exercise price of the Company's Class WA Warrant to $1.50 per share and arranged to place 180,000 shares of the Company's Class A shares which were previously sold pursuant to a "Regulation S" private placement into escrow. These shares were sold in January 1996 to unrelated parties pursuant to a restructuring of a note payable by the Company to the holder of these shares as discussed below. On July 16, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Class WA Warrants and underlying Common A Shares. The Commission declared this Registration Statement effective on July 19, 1996. Through the date of this filing, 635,252 of the Company's Class WA Warrants were exercised at $1.50 per warrant, generating proceeds to the Company totaling $952,878. Of these proceeds, $811,500 was used to purchase 54,100 shares of

Decor Group,Inc.'s ("Decor") Series C Non-Voting, Convertible, Preferred Stock, adjusted to reflect a 1-for-2 reverse split effected by Decor in October 1996. The balance of the proceeds was retained by the Company for working capital needs, and for the provision of loans to Decor Group, Inc.

On October 16, 1995, the Company entered into an agreement to restructure a promissory note dated May 1995, with the principal amount of $500,000 bearing interest at the rate of 18% per annum with the principal which was due and payable in full on September 30, 1995 and a $150,000 note dated May 12, 1995, bearing interest at the rate of 18% payable monthly with 135% of the principal which was also due and payable in full on September 30, 1995 with a Nevis, BWI Corporation. As of October 16, 1995 the parties agreed the Company owes the lender, including interest and monthly extension fees of approximately $102,500 through December 15, 1995, an aggregate amount of approximately $805,000.
Pursuant to the new agreement, the Company paid $405,000 to the Nevis Corporation upon acceptance of the agreement. The Company also delivered a Promissory Note in the principal amount of approximately $400,000, in extension and replacement of the remaining balance due and payable of $180,000 on or before December 15, 1995 and $220,000 on July 31, 1996. The new agreement also stipulates that the lender shall sell the 180,000 shares of the Company's Class A Common Stock, held in escrow by the lender, for $180,000 to an unaffiliated third party. The proceeds of such sale will be applied against the note and during January 1996. In addition, during December 1995, the Company issued to the lender 35,000 unregistered shares of Class A Common Stock. Such shares shall be afforded a piggyback registration right for all registration statements filed by the Company before July 31, 1996 and a one time demand registration right commencing after July 31, 1996. Approximately $25,000 was charged against earnings during the quarter ended December 31, 1995 in conjunction with the issuance of these shares. The promissory note is also guaranteed by Max Munn, President and Chief Executive Officer of the Company. The note is collateralized by 600,000 shares of the Company's Class A Common Stock owned by the Company's Italia Collections Inc. subsidiary. The Company has reached a general agreement with this lender to restructure the repayment schedule of approximately $245,000 of outstanding principal and interest payable.

In December 1995, in consideration for certain services rendered, 10,000 shares of the Company's Class A Common Stock were issued to various individuals related to Richard Josephberg, an outside Director of the Company. Approximately $7,000 was charged against earnings during the quarter ended December 31, 1995 in conjunction with the issuance of these shares.

In January 1996, the Company's Board of Directors elected to lower the exercise price of the Company's Class WB Warrant to $2.00 per Class A Common share, subject to the filing and effectiveness of a Registration Statement with the Securities and Exchange Commission. Such Registration Statement was filed with the Commission on July 16, 1996 and declared effective on July 19, 1996. Through the date of this filing, 90,636 of the Company's Class WB Options have been exercised at an exercise price of $2.00, generating proceeds to the Company of $181,272. These proceeds were used by the Company to support working capital needs, and for the provision of loans to Decor Group, Inc.

In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the record date.) Payment was made on March 1, 1996 by the issuance of
0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the record date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. As of the date of this filing, the Company has not declared or established a record date for a dividend for its Series A 10% Cumulative Convertible Preferred Stock for September 1996.

In February 1996, the Company's Board of Directors approved the issuance to Sol Munn of 150,000 shares of the Company's Class A Common Stock, in consideration for past consulting services provided. The Company is planning to register these securities with the Securities and Exchange Commission during the quarter ended December 31, 1996. These shares, which bear a restrictive legend, were issued on April 12, 1996. In conjunction with the issuance of these shares, approximately $54,000 of charges were recorded against earnings during the year ended June 30, 1996.

On March 3, 1996, the Company acquired 250,000 shares of Series A Convertible Preferred Stock and an option to purchase 10,000,000 shares (the "Option Shares") of Series B Non-Convertible Voting Preferred Stock of Decor Group, Inc., ("Decor") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common stock and 200,000 shares of its Series A Convertible Preferred stock and a guarantee with respect to certain indebtedness should such indebtedness become necessary. (The Decor securities are adjusted to reflect a 1-for-2 reverse split effected by Decor in October 1996.) Also, the Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. Concurrent with the exercise of this option, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust".) The Voting Agreement will expire on December 31, 1997. The Voting Trust shall comprise three individuals: the Company's President and Chief Executive Officer (and also the Chairman of the Board of Decor), and two Directors of Decor who are otherwise unrelated to the Company. Conversion of the 250,000 shares of Series A Convertible Preferred stock into common stock would give the Company approximately 88.6% of the voting stock of Decor as of the date of this filing. On November 12, 1996, (the "Effective Date") a public offering by Decor of certain of its securities was declared effective by the Securities and Exchange Commission. Subsequent to this effective date, the Company will own approximately 86.0% of the total voting stock of Decor. The holding in Decor will be recorded on the Company's financial statements under the equity method of accounting until such time the Company obtains unconditional and effective control of Decor, which is expected to occur upon the expiration of the Voting Agreement.

In April 1996, the Company's investment banking firm arranged for the private placement of 175,000 shares of the Company's Common A Stock and 50,000 shares of the Company's Series A Preferred Stock. These shares, all of which bear a restrictive legend, were issued on April 24,

1996 to various independent investors (the "Investors") generating gross proceeds of $431,251. The Company realized net proceeds of $310,609 which was used to pay certain outstanding liabilities. Commencing thirty (30) days following the date of the close of the private placement, any of the Investors had the right to demand in writing (the "Demand Notice") that the Company file a registration statement with the Securities and Exchange Commission (the "Commission") which shall cover the shares and allow the Investor to sell the shares to the public. Within fifteen (15) days following receipt of the Demand Notice, the Company is required to file such registration statement and use its best efforts to have such registration statement declared effective by the Commission and such state securities regulators as reasonably requested by the Investor. The Company is planning to register these securities with the Securities and Exchange Commission during the quarter ended December 31, 1996.

On April 4, the Company's Board of Directors resolved to issue 250,000 shares of the Company's Class B Common Stock to Laurie Munn, wife of the Company's President and Chief Executive Officer. This issuance is in consideration for a down payment of $250, Ms. Munn's 6.6% note to the Company providing for principal of $437,500 to be paid to the Company in five equal annual installments of $105,561.90, and Ms. Munn's guarantee and pledge of her assets for certain Company debt. The shares were issued to Ms. Munn on April 8, 1996. Ms. Munn has executed a Promissory Note and Security Agreement in conjunction with the issuance of these shares. The Company obtained an appraisal to determine the fair market values of this transaction.

Effective June 30, 1996, the Company entered into a consulting agreement with Morris Munn, father of the Company's President and Chief Executive Officer, in exchange for certain services. As part of this agreement, over the subsequent five-years, the Company will pay Mr. Munn $54,000 per annum in equal bi-weekly installments, and issue to Mr. Munn options to purchase up to 350,000 shares of the Company's Series A Preferred stock. These options were fully exercised during July to September 1996, generating net proceeds to the Company totalling $787,500. Of these proceeds, approximately $127,000 was used pursuant to the Company's June 30, 1996 settlement with Ann Stevens, a former Company executive (See "Legal Proceedings."), and $12,500 was used to purchase 834 shares of Decor Group, Inc.'s Series C Non-Voting, Convertible, Preferred Stock. The balance of proceeds was retained by the Company to support working capital needs. In conjunction with the issuance of the options to Mr. Munn, the Company recorded charges against earnings totaling $87,500 at June 30, 1996.

Pursuant to the Company's June 30, 1996 settlement with Ann Stevens (the "Settlement"), a former executive of the Company, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Stock. The Company is planning to register these securities with the Securities and Exchange Commission during the quarter ended December 31, 1996. Also pursuant to the Settlement, the Company issued to Michael Levine as escrow agent (the "Escrow Agent") 1,250,000 unregistered shares of the Company's Class B Common shares (the "Escrow Shares".) The Escrow Shares shall not be voted by the Escrow Agent, unless the Company defaults on its obligations under the agreement. Upon satisfaction of such obligations, the Escrow Shares shall be returned by the Escrow Agent to the Company. (See "Legal Proceedings".) In conjunction with the issuance of the Company's shares to Ms. Stevens, the Company recorded charges against earnings totaling $71,400 at June 30, 1996.

As part of the Company's investment in Decor, during the months of August and September 1996, the Company purchased 54,934 shares of Decor's Series C Non-Voting, Convertible, Preferred Stock, adjusted to reflect a 1-for-2 reverse split effected by Decor in October 1996, at a cost of $824,000. As disclosed above, the funds for this investment were generated from two sources: 1) $811,500 of the $952,878 proceeds generated by the Company from the exercise of $952,878 of its Class WA Warrants through the date of this filing were so used, and 2) $12,500 of the $787,500 proceeds generated by the Company from the exercise by Morris Munn, father of the Company's President and Chief Executive Officer, of an option to purchase 350,000 shares of the Company's Series A Preferred Shares were also so used.

During September 1996, pursuant to the Company's Director Stock Option Plan, the Company issued: 10,000 shares of its Class A Common shares to Roger Lourie, an outside director of the Company, and 10,000 shares of its Class A Common shares to various individuals named by Richard Josephberg, also an outside director of the Company. These shares bear a restrictive legend.

Except as otherwise set forth herein, the Company has no material commitments for capital expenditures other than for ordinary expenses incurred during the usual course of business. In order to fund growth over the long term, the Company anticipates possible future issuance of its securities resulting in further dilution to its security holders.

Management believes that cash flow from operations as they currently exist are not sufficient to support such operations. Accordingly, Company management is now identifying and implementing what it believes to be the corrective changes deemed necessary. Specific action taken as of the date of this filing include the following: a) The Company is seeking either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry. As part of this strategy, a public offering of certain securities of Decor Group, Inc. ("Decor"), an affiliate of the Company, has been declared effective by the Securities and Exchange Commission on November 12, 1996 (the "Effective Date".) Contemporaneously with the effective date, Decor expects to acquire substantially all of the operating assets and assume certain liabilities of Artisan House, Inc., a California based manufacturer and distributor of metal wall, table, and freestanding sculptures. ( see "Acquisitions and Strategic Alliances."), b) Due to declining revenues and high operating costs, the Company has discontinued its catalog business effective March 31, 1996 (See "Discontinuation of Certain Operations."), c) Beginning with the quarter ended March 31, 1996, the Company has begun to reduce operating expenses through a combination of staff reductions and expense controls, d) The Company is currently restructuring the operations of its Italia Collections subsidiary in an effort to generate greater revenues and operating margins (See "Acquisitions and Strategic Alliances".), and e) The Company is seeking additional sources of revenues. Two specific initiatives have been announced as of the date of this filing. On September 17, 1996, the Company announced that it has signed an exclusive licensing agreement to reproduce the artwork of James Rizzi, a noted contemporary artist, for decorative accessories in ceramic and related materials. Also, on October 12, 1996, the Company announced that it has entered into an exclusive three year agreement with a major party plan marketer of customized, canvas based enlargements of photographs. No assurances can be given that these, or any subsequent initiatives by the Company will produce the desired positive cash flow from operations.

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

Sales Variations

      Although  the  Company's   net  sales  are  not  subject  to   seasonality
fluctuations experienced by certain retailers, the Company experiences some minor variations in the level of sales by quarter. The first quarter of the fiscal year (i.e., July 1 through September 30) is generally the Company's slowest sales period due to the fact that the summer period is typically the period when art galleries are at their slowest purchasing period. During this period, the Company's warehouse and factory closes for three to five days to take the annual physical inventory and to consolidate vacation periods for the Company's employees.

                                     PART II

                                OTHER INFORMATION

Item 1.        Legal Proceeding

During April and May of 1995, Hide Tashiro commenced two law suits totaling $225,000 (plus interest and attorneys' fees) against the Company and others. The Company believes it has meritorious defenses against these claims. In April 1996 the plaintiff's motions for summary judgement were denied and the court held that there was an issue of fact to be tried.

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

On December 12, 1995, Ann Stevens filed a complaint in the Supreme Court of the State of New York, County of Nassau against the Company and certain Directors deeking, among other things, compensatory and punitive damages arising out of the alleged breach of Ann Stevens' Employment Agreement.

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

The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company has been settled by the execution of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and $50,000 for each of the final three years. As additional compensation, the Company will pay Ms. Stevens for reimbursement of certain expenses, $50,000 in various installments during the four months ending December 1996. The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year for seven years, plus automobile and insurance costs for five years. As of June 30, 1996, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Shares, which were previously commited to Ms. Stevens pursuant to her 1995 employment agreement. As of June 30, 1996, the Company issued 1,250,000 shares of its Class B Common Shares (the "Escrow Shares") to Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the "Escrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company.

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

Artagraph Reproduction Technology, Inc., a Canadian company, brought an action against the Company demanding the sum of $27,838.08 plus attorney's fees, alleging that the Company was obligated to deliver a confession of judgement in connection with the sale of merchandise.

Artagraph seeks injunctive relief; the Company is not aware of a determination of this motion by the Court and denies any obligation to Artagraph.

In September 1991, without admitting or denying the allegations, Max Munn, the Company's President and Chief Executive Officer agreed with the Federal Trade Commission (FTC) to the entry of a Consent Order in an action brought against Mr. Munn and others; which action arose out of the advertisisng of certain lithographs of original works of art as regards to whether or not the artist had played a substantial role in the production of lithographs. The case was settled before trial or discovery solely with entry of the above Consent Order; which enjoins Mr. Munn from making certain representations in connection with the sale of any works of art. The Consent Order also requires Mr. Munn for a period of five years (which expired as of September 1996) as to the maintenance of certain records as they concern the sale of certain lithographs.

The Company is subject to other claims and litigation in the ordinary course of business. In management's opinion, such claims are not material to the Company's financial position or its results of operations

Item 2.        Changes in Securities

               None in addition to those disclosed herein.

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matter to a Vote of Security Holders

               None

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

(a)   Exhibits

      11       Statement re: computation of per share earnings.


      27       Financial data summary.

(b)   Reports on Form 8-K

               During the Three Months Ended September 30, 1996, no report on Form 8-K was filed.

                                   SIGNATURES


     Pursuant to the requirements of the Security exchange Act of 1934, the registrant has duly caused 0 this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTERIORS, INC.



November 15, 1996                          By:  /s/Max Munn
                                                --------------------------------
                                                Max Munn, President and
                                                 chief Executive office



November 15, 1996                          By:  /s/Michael J. Amore
                                                --------------------------------
                                                Micahel J. Amore, Vice President
                                                 and Chief Financial Officer