Form 10QSB
period 1996-12-31
INTERIORS INC
filed 1997-02-19
CIK 921563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934 For Six Month Period Ended December 31, 1996.

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____________ to
      _____________.

                           Commission File No. 0-24352


                                 INTERIORS, INC.
                                   ---------------
    (Doing Business in New York under the name A.P.F. Master Framemakers) (Exact name of small business issuer as specified in its charter)

           Delaware                             13-3590047
-------------------------------            -------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

                320 Washington Street, Mt. Vernon, New York 10553
              ---------------------------------------------------
              (Address of principal executive offices) (zip code)

                    Issuer's Telephone Number: (914) 665-5400
                    -----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

The number of shares outstanding of the issuer's Class A Common Stock and Class B Common Stock as of February 19, 1997 was 4,556,091 and 2,039,500, respectively.

Transitional Small Business Disclosure Format (check one). Yes [ ]. No [X].

                                 INTERIORS, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements........................................   1

            Consolidated Balance Sheet as of December 31, 1996 .........   2

            Consolidated Statements of Operations -
                 For the Three Months Ended December 31, 1996 and 1995..   3

            Consolidated Statements of Operations -
                 For the Six Months Ended December 31, 1996 and 1995....   4

            Consolidated Statement Changes in Stockholders' Equity -
                 For the Six Months Ended December 31, 1996.............   5

            Consolidated Statements of Cash Flows-
                 For the Six Months Ended December 31, 1996 and 1995....   6

            Notes to Consolidated Financial Statements..................   7

Item 2.     Management's Discussion and Analysis........................  15

PART II - OTHER INFORMATION

Item 1.     Legal Proceeding............................................  25

Item 2.     Changes in Securities.......................................  27

Item 3.     Defaults Upon Senior Securities.............................  27

Item 4.     Submission of Matters to a Vote of Security Holders.........  27

Item 5.     Other Information...........................................  27

Item 6.     Exhibits and Reports on Form 8-K............................  27

                                     PART 1

                              FINANCIAL INFORMATION


Item 1.   Financial Statements

      The condensed financial statements included herein have been prepared by Interiors, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company as of December 31, 1996 and the results of operations for the three and six month periods ended December 31, 1996 and 1995.

      The Company's results of operations during the three and six months ended December 31, 1996 are not necessarily indicative of any future results. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

                                 INTERIORS, INC.
                                  CONSOLIDATED
                                  BALANCE SHEET
                                   (unaudited)

                                                     December 31,
                            ASSETS                      1996
                                                     -----------

CURRENT ASSETS:
  Cash                                                       $0
  Accounts receivables -
    Trade, net allowance of $37,000                     556,902

  Inventories                                         2,337,780
  Prepaid expenses and other current assets             475,708
                                                     ----------
              Total current assets                    3,370,390
                                                     ----------


INVESTMENT IN AFFILIATE                               2,526,522




PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                             1,969,365
  Furniture and fixtures                                164,929
  Leasehold improvements                                259,405
                                                     ----------
            Total property and equipment, at cost     2,393,699





  Less- Accumulated depreciation and
     amortization                                     1,289,490
                                                     ----------
          Net property and equipment                  1,104,209




OTHER ASSETS                                            564,045
                                                     ----------
          Total assets                               $7,565,166
                                                     ==========


        The accompanying notes are an integral part of this balance sheet.

[table restubbed]

                                 INTERIORS, INC.
                                  CONSOLIDATED
                                  BALANCE SHEET
                                   (unaudited)


                                                       December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY          1996
                                                       -----------

CURRENT LIABILITIES:
  Notes payable and current maturities of
     long-term debt                                    $2,479,565
  Accounts payable and accrued liabilities              1,953,521
  Liabilities and accrued expenses
  of discontinued operations                               24,597
  Capital lease obligations                                 3,813
                                                       ----------
            Total current liabilities                   4,461,496
                                                       ----------


NON-CURRENT LIABILITIES:

  Capital lease obligations                                30,652
                                                       ----------
            Total noncurrent liabilities                   30,652
                                                       ----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
5,300,000 shares authorized,
1,058,860 shares issued and outstanding                    10,589
  Class A common stock, $.001 par value,
30,000,000 shares authorized,
4,556,091 shares issued and outstanding                     4,556
  Class B common stock, $.001 par value,
2,500,000 shares authorized,
2,039,500 shares issued and outstanding                     2,040
  Additional paid-in-capital                           12,394,130
  Retained deficit                                     (8,900,197)
  Treasury Stock                                             (600)
  Note receivable                                        (437,500)
                                                       ----------
           Total stockholders' equity                   3,073,018
                                                       ----------
           Total liabilities and stockholders' equity  $7,565,166
                                                       ==========

        The accompanying notes are an integral part of this balance sheet.

                                        2
[end restubbed table]

                                 INTERIORS, INC.

                                  CONSOLIDATED

                            STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (unaudited)

                                                                1996            1995
                                                             -----------    -----------
NET SALES                                                    $   873,865    $ 2,170,927

COST OF GOODS SOLD                                               504,251      1,169,101
                                                             -----------    -----------

          Gross profit from continuing operations                369,614      1,001,826

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     384,102        906,347

                                                             -----------    -----------
           Operating expenses                                    384,102        906,347

            Income (loss) from continuing operations
               before interest and provision for taxes           (14,488)        95,479

INTEREST EXPENSE (including financing charges)                    83,010        142,970
                                                             -----------    -----------

            Income (loss) from continuing operations
                before provision for taxes                       (97,498)       (47,491)

PROVISION FOR INCOME TAXES                                         9,973          5,998
                                                             -----------    -----------

            Income (loss) from continuing operations            (107,471)       (53,489)

DISCONTINUED OPERATIONS (Note 3)
            Loss from operations of discontinued operation             0        518,255
                                                             -----------    -----------
                  Loss from discontinued operations                    0        518,255

NET INCOME (LOSS)                                              ($107,471)     ($571,744)
                                                             ===========    ===========

NET EARNINGS PER COMMON STOCK

                 CONTINUING OPERATIONS                            ($0.03)        ($0.02)
                 DISCONTINUED OPERATIONS                           $0.00         ($0.16)
                                                             -----------    -----------
NET INCOME (LOSS) PER SHARE OF COMMON STOCK                       ($0.03)        ($0.18)
                                                             ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                            4,261,435      3,182,366
                                                             ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 INTERIORS, INC.

                                  CONSOLIDATED

                            STATEMENTS OF OPERATIONS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (unaudited)


                                                                 1996            1995
                                                              -----------    -----------
NET SALES                                                     $ 2,053,035    $ 3,223,743

COST OF GOODS SOLD                                              1,125,704      1,633,920
                                                              -----------    -----------

          Gross profit from continuing operations                 927,331      1,589,823

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      872,173      1,556,012

                                                              -----------    -----------
           Operating expenses                                     872,173      1,556,012

            Income (loss) from continuing operations
               before interest and provision for taxes             55,158         33,811

INTEREST EXPENSE (including financing charges)                    160,250        238,516
                                                              -----------    -----------

            Income (loss) from continuing operations
                before provision for taxes                       (105,092)      (204,705)

PROVISION FOR INCOME TAXES                                          9,973          5,998
                                                              -----------    -----------

            Income (loss) from continuing operations             (115,065)      (210,703)

DISCONTINUED OPERATIONS (Note 3)
            Loss from operations of discontinued operations             0        560,350
                                                              -----------    -----------
                  Loss from discontinued operations                     0        560,350

NET INCOME (LOSS)                                               ($115,065)   ($771,053)
                                                              ===========    ===========

NET EARNINGS PER COMMON STOCK

                 CONTINUING OPERATIONS                             ($0.03)        ($0.06)
                 DISCONTINUED OPERATIONS                            $0.00         ($0.18)
                                                              -----------    -----------
NET INCOME (LOSS) PER SHARE OF COMMON STOCK                        ($0.03)        ($0.24)
                                                              ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                             4,261,435      3,182,366
                                                              ===========    ===========

    The accompanying notes are an integral part of these financial statements.

                                 INTERIORS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996

                                   (unaudited)



                                                            Series A                 Class A                  Class B
                                                         Preferred Stock          Common Stock             Common Stock
                                                     ---------------------------------------------------------------------
                                                        Shares      Amount      Shares      Amount      Shares      Amount
                                                     ---------   ---------   ---------   ---------   ---------    --------
BALANCE, June 30, 1996                                 790,000      $7,900   3,470,247      $3,470   2,039,500      $2,040

 Proceeds from the exercise of common stock warrants                           822,424        $822
 Proceeds from the exercise of pfd. stock options      350,000      $3,500
 Common stock issued to directors                                               20,000         $20
 Conversion of preferred stock to common stock         (81,140)      ($811)    243,420        $244
 Increase in valuation of investment in affiliate
 Net loss through December 31, 1996

                                                     ---------------------------------------------------------------------
BALANCE, December 31, 1996                           1,058,860     $10,589   4,556,091      $4,556   2,039,500      $2,040
                                                     =====================================================================

   The accompanying notes are an integral part of these financial statements.


[restubbed table]

                                                        Additional  Retained
                                                         Paid-In    Earnings      Treasury     Note
                                                         Capital    (Deficit)       Stock    Receivable     Total
                                                       ----------  ------------  ---------   ----------  ----------
BALANCE, June 30, 1996                                 $8,564,741  ($8,785,132)     ($600)   ($437,500)   ($645,081)
 Proceeds from the exercise of common stock warrants   $1,291,820                                        $1,292,642
 Proceeds from the exercise of pfd. stock options        $821,500                                          $825,000
 Common stock issued to directors                         $14,980                                           $15,000
 Conversion of preferred stock to common stock               $567
 Increase in valuation of investment in affiliate      $1,700,522                                        $1,700,522
 Net loss through December 31, 1996                                 ($115,065)                            ($115,065)

                                                      -------------------------------------------------------------
BALANCE, December 31, 1996                             $12,394,130 ($8,900,197)     ($600)   ($437,500)  $3,073,018
                                                      =============================================================

[END OF RESTUBBED TABLE]

The accompanying notes are an integral part of these financial statements.

                                 INTERIORS, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)



                                                                                                      SIX MONTHS ENDED
                                                                                                         DECEMBER 31
                                                                                              ------------------------------
                                                                                                    1996            1995
                                                                                              --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                                               ($115,065)      ($771,053)

  Adjustments to reconcile net  loss to net cash used in operating activities:
    Depreciation and amortization                                                                   331,836         434,773
    Provision for losses on accounts receivable                                                                      33,766
    Accretion of interest expense
    Restructuring costs
    Non-cash provision for discontinued catalog operations                                                          350,000
    Non-cash satisfaction of debt
    Provision for issuance of stock                                                                  15,000         200,000
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable, trade                                               227,698        (854,167)
    Decrease (increase) in inventories                                                             (616,475)       (502,185)
    Decrease (increase) in prepaid catalog costs, prepaid expenses and other current assets        (123,851)       (147,858)
    Decrease (increase) in other assets                                                             165,220         (73,851)
    Increase (decrease) in notes payable and current maturities of long term debt                   (37,008)
    Increase (decrease) in accounts payable and accrued expenses                                   (793,638)        282,025
    Increase (decrease) in net liabilities and accrued expenses of discontinued operations          (43,488)
    Increase (decrease) in prepaid sales & customer deposits                                                          4,200
                                                                                              --------------  --------------
          Net cash used in operating activities                                                    (989,771)     (1,044,350)
                                                                                              --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                             (306,013)       (385,197)
   Investment in Decor Group, Inc.                                                                 (826,000)
                                                                                              --------------  --------------
          Net cash used in investing activities                                                  (1,132,013)       (385,197)
                                                                                              --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of debt
  Repayments of debt and capitalized lease obligations                                                             (193,025)
  Net proceeds from sale of Series A preferred stock and warrants                                                 1,664,492
  Net proceeds from exercise of common stock warrants                                             1,292,642
  Net proceeds from exercise of preferred stock options                                             825,000
                                                                                              --------------  --------------
      Net cash provided by  financing activities                                                  2,117,642       1,471,467
                                                                                              --------------  --------------
      Net Increase (decrease) in cash                                                                (4,142)         41,920

CASH, beginning of period                                                                             4,142           2,114
                                                                                              --------------  --------------

CASH, end of period                                                                                      $0         $44,034
                                                                                              ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for-
    Interest                                                                                       $119,095        $192,724
    Taxes                                                                                            $5,973          $5,150
NON-CASH FINANCING ACTIVITIES:
   Conversion of convertible debt into Class WC Warrants                                                           $100,000
   Conversion of convertible debt into Class A Preferred Stock                                                     $200,000




        The accompanying notes are an integral part oinancial statements.
                                        6

1.    BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. Reference should be made to the Company's financial statements for the year ended June 30, 1996 for a description of the accounting policies which have been applied consistently. Also, reference should be made to the notes to the Company's June 30, 1996 financial statements contained in the Company's Form 10-KSB for the fiscal year ended June 30, 1996, for additional details of the Company's financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim period have been included. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of those to be expected for the entire year. The Company, for the three and six months ended December 31, 1996 and 1995, used the gross profit method to value inventory.

2.     ACQUISITIONS AND STRATEGIC ALLIANCES

   Part of the Company's long-term plan for growth includes either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry to maximize market potential. For this purpose, pursuant to a March 3, 1996 agreement relating to the capitalization of Decor Group, Inc., ("Decor"), Decor issued to the Company 250,000 shares of its Series A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 shares of its Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common stock and 200,000 shares of its Series A Convertible Preferred stock and a guarantee with respect to certain indebtedness should such indebtedness become necessary. (The Decor securities are adjusted to reflect a 1-for-two reverse split effected by Decor in October 1996.) Also, the Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. Concurrent with the exercise of this option, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust".) The Voting Agreement will expire on December 31, 1997. The Voting Trust shall comprise three individuals: the Company's President and Chief Executive Officer (and also the Chairman of the Board of Decor), and two Directors of Decor who are otherwise unrelated to the Company. As part of the Company's investment in Decor, during the months of August and September 1996, the Company purchased 54,934 shares of Decor's Series C Non-Voting, Convertible, Preferred Stock at a cost of $824,000. On November 12, 1996, (the "Effective Date") a public offering by Decor of certain of its securities was declared effective by the Securities and Exchange Commission. Subsequent to this effective date, the Company owns approximately 79.6% of the total voting stock of Decor. As of December 31, 1996, the holding in Decor is recorded on the Company's financial statements at the market value on November 12, 1996 (the "Measurement Date") of the Company's trading securities previously transferred to Decor during March 1996. (See subsequent paragraph). In December 1996, Decor declared and issued a dividend on its common stock payable in the form of two (2) shares of common stock for each one (1) share of common stock held as of the record date of December 16, 1996. Each share of Decor's Series A and Series C Preferred stock are convertible into three (3) shares of Decor's common stock effective December 16, 1996. Subsequent to the date of this filing, the Company intends to sell its entire holdings of Series A Convertible Preferred Stock. Assuming conversion by the subsequent holder to common stock, the Company will own approximately 77.3% of the total voting stock of Decor subsequent to such sale and conversion.

   In May 1996, the Company entered into a two year Management Services Agreement with Decor whereby the Company will advise Decor on the manufacturing, sale, marketing and distribution of Decor's products as well as providing Decor with accounting and administrative services and advice on strategic planning of joint ventures, acquisitions, and other long term initiatives. Pursuant to this agreement, the Company will be paid on an annual basis the greater of (1) $75,000 or (2) 1.5% of excess cashflow as defined in the agreement. Subsequent to the date of this filing, the Company and Decor intend to amend this agreement to increase this payment to $90,000 per annum. Additional transfers of funds from Decor to the Company will be subject to the attainment by Decor of excess cash flow totaling $4,000,000 per year through December 31, 1999. At December 31, 1996, the Company has accrued approximately $38,000 of fees pursuant to this agreement.

   Decor has entered into an asset purchase agreement (the "Agreement") with Artisan House, Inc. ("Artisan House") to purchase substantially all of the operating assets, and assume certain liabilities, of Artisan House for an aggregate purchase price of $3,526,400, subject to certain adjustments. Decor closed on the Agreement on November 18, 1996. Artisan House, located in Los Angeles, California and founded in 1964, is engaged in the design, manufacturing, and marketing of metal wall, table and freestanding sculptures. Management believes that Artisan House's products bridge the gap between high priced gallery art and mass produced decorative pieces. Artisan House products retail from approximately $100 to over $400. The primary goal of Artisan House is to supply a broad spectrum of design driven sculpture and decorative accessories at moderate prices.

   Pursuant to a March 31, 1996 agreement relating to the capitalization of Decor, Laurie Munn, wife of the Company's President and Chief Executive Officer purchased and was issued certain shares of the Common Stock of Decor. As of December 31, 1996, Ms. Munn was issued 300,000 shares of the outstanding 5,122,500 common shares of Decor, adjusted to reflect a 1-for-2 reverse split effected by Decor in October 1996, and a stock dividend of two (2) common shares for each common share owned as of December 16, 1996.

3. COMMITMENTS AND CONTINGENCIES

The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company has been settled by the execution of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and $50,000 for each of the final three years. As additional compensation, the Company will pay Ms. Stevens for reimbursement of certain expenses, $50,000 in various installments during the four months ending December 1996. The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year for seven years, plus automobile and insurance costs for five years. As of June 30, 1996, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Shares, which were previously committed to Ms. Stevens pursuant to her 1995 employment agreement. The Company filed a registration statement with the Securities and Exchange Commission (the "Commission") on January 14, 1997 to register these, as well as other shares as disclosed elsewhere in this filing. As of the date of this filing, this registration statement has not been declared effective by the Commission. As of June 30, 1996, the Company issued 1,250,000 shares of its Class B Common Shares (the "Escrow Shares") to Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the "Escrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company.

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

 In August 1995 the Company entered into a four year employment agreement with Ann Stevens, then Executive Vice President, with an annual salary of $150,000. In addition, on or about September 30, 1995, the agreement entitled Ms. Stevens to receive a one time payment of either, at the Company's option, $50,000 or 50,000 shares of Class A Common Stock. Pursuant to this agreement, Ms. Stevens, who is the sister of Max Munn, President and Chief Executive Officer of the Company, was also entitled to receive stock options, stock bonuses and other equity instruments in an amount equal to that received by Max Munn or members of his immediate family. In June 1996, the Company executed an employment severance agreement with Ms. Stevens which terminated the provisions of the August 1995 employment agreement. The employment severance agreement stipulated that the Company will pay to Ms. Stevens an initial payment of $63,000, and make various periodic payments over seven years. In addition, the Company agreed to issue to Ms. Stevens 50,000 shares of the Company's Class A Common Shares. Such shares were issued on July 25, 1996 and included in a registration statement filed by the Company with the Securities and Exchange Commission (the "Commission") on January 14, 1997. As of the date of this filing, this registration statement has not been declared effective by the Commission. (See "Legal Proceedings.")

On May 8, 1995, the Company entered into an Employment Agreement with Donald Feldman, Vice President of Sales and Marketing of the Company, as well as a member of its Board of Directors. The Agreement is for a term of four years beginning June 1995 and may be terminated by the Company after the first year with payment of 80% of the employee's salary, reduced by the employee's other income. The Agreement provides that the Vice President of Sales and Marketing will be employed at a base salary of $117,500 plus a sales commission structure based on increases in net sales for the Company and for Italia. Mr. Feldman will be granted an option to purchase 10,000 shares of the Company's Class A Common Stock for every full year under the employment agreement at a price of $2.50 per share. Mr. Feldman has been named President and Chief Financial Officer of Decor, whose initial public offering was declared effective by the Securities and Exchange Commission on November 12, 1996. Because Mr. Feldman's position with Decor is expected to occupy most of his time, on January 31, 1997, the Company and Mr. Feldman will terminate Mr. Feldman's Employment Agreement as well his status as a Director of the Company.

Submitted with this filing is a copy of Mr. Feldman's resignation from the Company's Board of Directors effective January 31, 1997.

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

4.    SHAREHOLDERS' EQUITY

In August 1995, the Company agreed to issue, at a future date, 60,000 Class A Common shares in settlement of all current and future liabilities under a two-year Marketing and Organizational Agreement (the "Marketing Agreement") with a consulting firm dated January 4, 1994. The Company's Board of Directors approved the issuance of such shares in November 1995. In conjunction with the issuance of these shares, approximately $105,000 of charges against earnings were recorded during the year ended June 30, 1996. On January 14, 1997, these shares were registered by the Company with the Securities and Exchange Commission on Form S-8.

In September 1995, the Company issued 460,000 shares of Series A, 10% Cumulative Convertible Preferred Stock ("Preferred Stock") and 230,000 Redeemable Class WC Warrants ("Warrants") to purchase Preferred Stock at the exercise price of $5.50 per share. The net proceeds from this Offering were approximately $1,633,000, including over-allotments. Each share of Preferred Stock is convertible, commencing one year from the date of issue, subject to adjustment, into three shares of Class A Common Stock of the Company. As of the date of this filing, independent holders of 81,140 shares of Preferred Stock have converted such shares into 243,420 shares of the Company's Class A Common Stock.

In September 1995, the Company lowered the exercise price of the Company's Class WA Warrant to $1.50 per share and arranged to place 180,000 shares of the Company's Class A shares which were previously sold pursuant to a "Regulation S" private placement into escrow. These shares were sold in January 1996 to unrelated parties pursuant to a restructuring of a note payable by the Company to the holder of these shares as discussed below. On July 16, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Class WA Warrants and underlying Common A Shares. The Commission declared this Registration Statement effective on July 19, 1996. Through the date of this filing, 704,412 of the Company's Class WA Warrants were exercised at $1.50 per warrant, generating proceeds to the Company totaling $1,056,618. Of these proceeds, $811,500 was used to purchase 54,100 shares (adjusted for a 1-for-2 reverse split effected in October 1996) of Decor Group, Inc.'s Series C Non-Voting, Convertible, Preferred Stock. The balance of the proceeds was retained by the Company for working capital needs, for the repayment to Decor of outstanding loans of $50,000, and for the provision of additional loans to Decor. At December 31, 1996, the balance of loans to Decor totals $50,238.

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

In January 1996, the Company's Board of Directors elected to lower the exercise price of the Company's Class WB Warrant to $2.00 per Class A Common share, subject to the filing and effectiveness of a Registration Statement with the Securities and Exchange Commission. Such Registration Statement was filed with the Commission on July 16, 1996 and declared effective on July 19, 1996. Through the date of this filing, 118,012 of the Company's Class WB Warrants were exercised at an exercise price of $2.00 per option generating proceeds to the Company of $236,024. These proceeds were used by the Company to support working capital needs and for the provision of loans to Decor Group, Inc.

In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the record date.) Payment was made on March 1, 1996 by the issuance of
0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the record date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. As of the date of this filing, the Company has not declared or established a record date for a dividend for its Series A 10% Cumulative Convertible Preferred Stock for September 1996. The Company expects to declare a stock dividend equivalent to $.50 per share to its Series A 10% Cumulative Convertible Preferred Stockholders. The record date will be determined in February 1997, and is expected to allow for a payment date within March 1997. This dividend, when declared and paid, will satisfy the Company's obligation to pay its semi-annual cumulative dividend on its Series A 10% Cumulative Preferred Stock for September 1996, which has not yet been paid, and for March 1997.

In February 1996, the Company's Board of Directors approved the issuance to Sol Munn of 150,000 shares of the Company's Class A Common Stock, in consideration for past consulting services provided. These shares, bearing a restrictive legend, were issued on April 12, 1996. The Company included these shares in a registration statement filed with the Securities and Exchange Commission (the "Commission") on January 14, 1997. As of the date of this filing, the Commission has not declared this registration statement to be effective. In conjunction with the issuance of these shares, approximately $54,000 of charges were recorded against earnings during the year ended June 30, 1996.

In April 1996, the Company's investment banking firm arranged for the private placement of 175,000 shares of the Company's Common A Stock and 50,000 shares of the Company's Series A Preferred Stock. These shares, all bearing a restrictive legend, were issued on April 24, 1996 to various independent investors (the "Investors") generating gross proceeds of $431,251. The Company realized net proceeds of $310,609 which was used to pay certain outstanding liabilities. Commencing thirty (30) days following the date of the close of the private placement, any of the Investors had the right to demand in writing (the "Demand Notice") that the Company file a registration statement with the Securities and Exchange Commission (the "Commission") which shall cover the shares and allow the Investor to sell the shares to the public. Within fifteen (15) days following receipt of the Demand Notice, the Company is required to file such registration statement and use its best efforts to have such registration statement declared effective by the Commission and such state securities regulators as reasonably requested by the Investor. The Company included these shares in a registration statement filed with the Securities and Exchange Commission (the "Commission") on January 14, 1997. As of the date of this filing, the Commission has not declared this registration statement to be effective.

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

Pursuant to the Company's June 30, 1996 settlement with Ann Stevens (the "Settlement"), a former executive of the Company, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Stock. The Company included these shares in a registration statement filed with the Securities and Exchange Commission (the "Commission") on January 14, 1997. As of the date of this filing, the Commission has not declared this registration statement to be effective. Also pursuant to the Settlement, the Company issued to Michael Levine as escrow agent (the "Escrow Agent") 1,250,000 unregistered shares of the Company's Class B Common shares (the "Escrow Shares".) The Escrow Shares shall not be voted by the Escrow Agent, unless the Company defaults on its obligations under the agreement. Upon satisfaction of such obligations, the Escrow Shares shall be returned by the Escrow Agent to the Company. (See "Legal Proceedings".) In conjunction with the issuance of the Company's shares to Ms. Stevens, the Company recorded charges against earnings totaling $71,400 at June 30, 1996.

During September 1996, pursuant to the Company's Director Stock Option Plan, the Company issued: 10,000 shares of its Class A Common shares to Roger Lourie, an outside director of the Company, and 10,000 shares of its Class A Common shares to various individuals named by Richard Josephberg, also an outside director of the Company. These shares bear a restrictive legend. Pursuant to the issuance of these shares, $15,000 was charged against earnings at December 31, 1996.

 Other than services provided by the Company's investment banking firm, no services have been provided at the Company's direction by any consultant or advisor with respect to the issuance or sale of the Company's equity securities.


5.    RECENT DEVELOPMENTS

On October 24, 1996, the Company received notification from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's capital and surplus at June 30, 1996 was less than $1,000,000, thereby failing to satisfy a requirement for continued listing of its securities on The Nasdaq SmallCap Market. The Company was subject to delisting effective November 7, 1996 if the Company did not demonstrate that it currently meets all Nasdaq SmallCap Market listing criteria. On November 13, 1996, the Company was advised by Nasdaq that the Company currently meets Nasdaq SmallCap Market listing criteria.

   Because of declining revenues and high operating costs, on December 16, 1996, the Board of Directors decided to discontinue and dissolve Italia. On December 27, 1996, a Notice of Public Auction was distributed by Italia, advising all interested parties that a public auction of all the assets of Italia consisting of molds, equipment, models, and inventory listed in a Security Agreement entered into between Italia, as debtor, and United Credit Corporation, as secured party, was to occur, and there being due to the secured party approximately $1,094,028 plus legal fees and expenses of the sale. The auction took place on January 10, 1997 and the Company was the successful bidder, thereby acquiring all of the assets of Italia in consideration for a payment of $2,000 and the assumption by the Company of the liabilities of Italia to United Credit Corp., which as of January 31, 1997 totaled $811,628. Since the financial statements of Italia are consolidated into those of the Company, such liabilities have already been reflected on the Company's consolidated financial statements. Thus, no additional liabilities need to be recorded pursuant to this assumption of liabilities.

   As part of its efforts to refinance business activities, during the month of February 1997, the Company is finalizing the terms by which it will obtain $600,000 of new debt financing at an annual rate of 15% interest, and $375,000 of proceeds relating to the sale by the Company of its holdings of 250,000 shares of Series A Convertible Preferred Stock of Decor Group, Inc.

   In May 1996, the Company entered into a two year Management Services Agreement with Decor whereby the Company will advise Decor on the manufacturing, sale, marketing and distribution of Decor's products as well as providing Decor with accounting and administrative services and advice on strategic planning of joint ventures, acquisitions, and other long term initiatives. Pursuant to this agreement, the Company will be paid the greater of (1) $75,000 or (2) 1.5% of excess cashflow as defined in the agreement. During February 1997, the Company and Decor will amend this agreement to increase this payment to $95,000 per annum. Additional transfers of funds from Decor to the Company will be subject to the attainment by Decor of excess cash flow totaling $4,000,000 per year through December 31, 1999. At December 31, 1996, the Company has accrued approximately $38,000 of fees pursuant to this agreement.

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

Results of Operations

Period Ended December 31, 1996 as Compared to Period Ended December 31, 1995.

      The Company's net sales from continuing operations for the quarter ended December 31, 1996 decreased by $1,297,000 or 60% to $874,000 from $2,171,000 for the quarter ended December 31, 1995, restated to reflect the discontinuation of the Company's catalog operation.

The Company's net sales from continuing operations for the six months ended December 31, 1996 decreased $1,171,000 or 36% to $2,053,000 from $3,224,000 for the six months ended December 31, 1995, restated to reflect the discontinuation of the Company's catalog operation. (See "Discontinuation of Certain Operations.")

      Net sales for the A.P.F. Master Framemakers division for the quarter ended December 31, 1996 decreased $51,000 or 5% to $923,000 from $974,000 for the quarter ended December 31, 1995. Net sales for the A.P.F. Master Framemakers division for the six months ended December 31, 1996 increased $354,000 or 22% to $1,988,000 from $1,634,000 for the six months ended December 31, 1995. Net sales for the Italia Collection subsidiary for the quarter ended December 31, 1996 decreased $1,246,000 or 104% to ($49,000) from $1,197,000 for the quarter ended December 30, 1995. The negative sales for the current quarter reflect certain returns of merchandise by customers during the current quarter. Net sales for the Italia Collection subsidiary for the six months ended December 31, 1996 decreased $1,525,000 or 96% to $65,000 from $1,590,000 for the six months ended December 31, 1995. Because of declining revenues and high operating costs, the Company decided to discontinue and dissolve Italia. (See "Recent Developments.")

      The Company's cost of goods sold as a percentage of net sales increased to 55% for the six months ended December 31, 1996, from 51% for the six months ended December 31, 1995. Revenues of Italia have historically been generated at a higher gross margin than those of the A.P.F. Master Framemakers Division. Since Italia revenues have been significantly reduced during the current period versus the prior period, the consolidated gross margins for the current period have declined versus the prior period. The Company used during the three and six months ended December 31, 1996 and 1995 the gross profit method to value inventory. During the quarter ended December 31, 1996, the Company began the implementation of a perpetual inventory system. The Company believes that such a system will enable it to determine product costing and margins more precisely. Although the Company is planning to install this system by fiscal year-end, no assurances can be given that this will occur.

      The Company's selling, general and administrative expenses as a percentage of net sales totaled 42% for the six months ended December 31, 1996, versus 41% for the three months ended September 30, 1996. For the six months ended December 31, 1995, selling, general and administrative expenses as a percentage of sales totaled 48%. To achieve the reduction in the ratio of selling, general, and administrative expenses as a percentage of net sales for the six months ended December 31, 1996 versus the prior year, the Company has taken certain measures to reduce expenses. For example, reductions of administrative personnel have led to reduced salaries, benefits, and travel expenses. Also discretionary spending for such items as stationery and supplies, advertising, and consulting fees has been curtailed. Finally, due to the overall reduction of revenues, sales commission expenses are reduced in the current period versus the prior period. Interest expense as a percentage of sales remained constant at approximately 7% for the three and six months ended December 31, 1996, and the three and six months ended December 31, 1995. In absolute dollars however. interest expense is approximately $78,000 lower in the six months ended December 31, 1996 versus the six months ended December 31,

1995 because of reduced balances in interest-bearing debt. Interest as a percent of sales is largely unchanged because of the reduced sales of the current period versus the prior period.

      For the quarter ended December 31, 1996, the Company realized a net loss of approximately $107,000 ($.03 per share), versus a net loss from continuing operations of $53,000 ($.02 per share), and a loss from discontinued operations of $518,000 ($.16 per share) for the quarter ended December 31, 1995. For the six months ended December 31, 1996, the Company realized a net loss of approximately $$115,000 ($.03 per share), versus a net loss from continuing operations of $211,000 ($.06 per share), and a loss from discontinued operations of $560,000 ($.18 per share) for the six months ended December 31, 1995.


Liquidity and Capital Resources

      At December 31, 1996, no cash balances were recorded as compared to approximately $4,000 at June 30, 1996. Net cash used in operating activities during the six months ended December 31, 1996 totaled approximately $990,000 compared with net cash used in operating activity of approximately $1,044,000 during the six months ended December 31, 1995. During the six months ended December 31, 1996, cash used from operations is largely due to the current period's net loss of approximately $115,000, increased by non-cash charges for depreciation, amortization, and stock issuances of approximately $347,000, and impacted by decreases in trade receivables of approximately $228,000, increases in inventories of approximately $616,000, increases in prepaid expenses of approximately $123,000, decreases in other assets of approximately $165,000, and decreases in accounts payables and accrued expenses of approximately $794,000.

      Net cash used in investing activities during the six months ended December 31, 1996 totaled approximately $1,132,000 versus approximately $385,000 for the six months ended December 31, 1995. During the current period, the Company invested $826,000 of cash to acquire 54,934 shares of Series C Non-Voting Convertible Preferred Stock and 10,000,000 shares of Series B Non Convertible Voting Preferred Stock of Decor Group, Inc., (See "Acquisitions and Strategic Alliances.") During the same current period, an additional amount of approximately $306,000 was used to acquire equipment, versus approximately $385,000 for the six months ended December 31, 1995.

      Net cash provided by financing activities totaled approximately $2,118,000 during the six months ended December 31, 1996 versus approximately $1,471,000 during the six months ended December 31, 1995. During the current period, the funding was the result of the exercise by investors of 704,412 Class WA Warrants to acquire 704,412 shares of Class A Common shares and 704,412 Class WB Warrants for an exercise price of $1.50, and the exercise by investors of 118,012 Class WB Warrants to acquire 118,012 shares of Class A Common shares for an exercise price of $2.00, and the exercise of an option to acquire 350,000 shares of Series A Preferred Shares at a net exercise price of $2.25. During the six months ended December 31, 1995, the funding was the result of the sale by the Company of 460,000 shares of Series A Preferred Stock registered by the Company in September 1995, offset by debt repayments totaling approximately $193,000.

      As of December 31, 1996, the Company's financial position reflected a working capital deficit of approximately $1,091,000, versus a working capital deficit of approximately $2,512,000 at June 30, 1996. Of this working capital deficit at December 31, 1996, $826,000 is directly attributable to the Company's direct investment in Decor Group, Inc. (See above.) As of December 31, 1996 versus June 30, 1996, trade receivables decreased approximately $228,000, inventories increased approximately $616,000, and accounts payable and accrued expenses decreased approximately $794,000, due largely to the proceeds received from the equity transactions described in the preceding paragraph.

In July 1994, The Company replaced its then existing financing agreement with a line of credit of up to $950,000 with a New York Bank following the Company's Initial Public Offering in June 1994. Such borrowings are based on trade receivables and inventory. The borrowings under such line of credit are secured by a lien on all personal property and fixtures of the Company and personally guaranteed by the President and Chief Executive Officer of the Company. In March 1996, the Company agreed with the bank to reduce the then outstanding credit by $10,000 per month, and has since increased the monthly reduction to $20,000. As of the date of this filing, the outstanding credit has been reduced to $795,000. This outstanding credit bears interest at a rate of prime plus 1% (9.25% as of the date of this filing.) The Company is also seeking alternative sources of financing to ultimately replace the current line of credit, but there can be no assurance it will be able to do so.

In connection with the Company's plan to restructure its wholesale business, the Company, through its wholly owned subsidiary, Italia Collection, Inc. ("Italia"), acquired the businesses of two privately held Florida-based companies, Murano Crystal Corp. ("Murano") and Ceramic Productions, Corp. ("CPC"), which manufacture and market upscale decorative ceramic accessories to the home furnishings industry through a showroom in High Point, North Carolina and a network of sales representatives. Closing on such acquisitions occurred on October 21, 1994. These acquisitions were accounted for under the purchase method of accounting. In connection therewith, the Company agreed to pay the seller on the basis of a formula purchase price computed as a factor of future earnings from continuing operations, subject to certain adjustments and offsets in cash and/or Class A Shares. Because of declining revenues and high operating costs, on December 16, 1996, the Board of Directors decided to discontinue and dissolve Italia. (See "Recent Developments." and below.)

On February 15, 1995, Italia Collection entered into a Financing Agreement with a New York based secured lender whereby Italia Collection may borrow pursuant to an asset-related formula. The agreement remains in effect as of the date of this filing, and may be terminated by either party upon notice to the other and payment of the commitment fee for the unexpired term of this agreement. Because of declining revenues and high operating costs, on December 16, 1996, the Board of Directors decided to discontinue and dissolve Italia. On December 27, 1996, a Notice of Public Auction was distributed by Italia, advising all interested parties that a public auction of all the assets of Italia consisting of molds, equipment, models, and inventory listed in a

Security Agreement entered into between Italia, as debtor, and United Credit Corporation, as secured party, was to occur because of the default of Italia in making payments due thereunder, and there being due to the secured party approximately $1,094,028 plus legal fees and expenses of the sale. The auction took place on January 10, 1997 and the Company was the successful bidder, thereby acquiring all of the assets of Italia in consideration for a payment of $2,000 and the assumption by the Company of the liabilities of Italia to United Credit Corp., which as of January 31, 1997 totaled $811,628. Since the financial statements of Italia are consolidated into those of the Company, such liabilities have already been reflected on the Company's consolidated financial statements. Thus, no additional liabilities need to be recorded pursuant to this assumption of liabilities.

      The Company is currently pursuing alternative financing agreements, but as of the date of this filing, no such arrangements have been finalized. According to the current agreement with United Credit Corporation, interest is calculated on the daily cash balance at the rate of prime plus 9% per annum (17.25% as of the date of this filing) or a minimum of 18% per annum against a minimum monthly defined compensation of $3,000. As of the date of this filing, the amount due to the lender was approximately $803,000. In addition, the secured lender received personal guarantees from Max Munn, President and Chief Executive Officer of the Company, and his spouse. During February 1996, the Company's President and Chief Executive Officer arranged for $160,000 additional financing from this lender at the rates in effect for existing loans. The President and Chief Executive Officer, and his spouse, have provided personal guarantees for this additional funding, in addition to a security interest in certain real estate and Company stock owned by his spouse. Of these proceeds, approximately $121,000 was used to pay outstanding tax liabilities. The balance of the proceeds was loaned by the Company to the President and Chief Executive Officer. A $38,000 demand loan dated February 8, 1996, bearing an annual rate of interest of 18% was executed by the President and Chief Executive Officer, and countersigned by the Chief Financial Officer. On May 13, 1996, the Company's Board of Directors affirmed by majority vote the loan by the Company to its President and Chief Executive Officer. The principal balance of the loan was partially offset by reimbursed business expenses generated by the President and Chief Executive Officer. The remaining loan balance will be repaid by the President and Chief Executive Officer to the Company, with interest as provided above, during the twelve months ended October 1997.

In March 1996, the Company executed an agreement with the Internal Revenue Service (the "Service") for the payment of outstanding payroll tax liabilities totaling approximately $100,000. The agreement will require the Company to pay approximately $9,000 per month until the liability is fully paid down. The final payment will be made on February 28, 1997 for an amount of $11,000.

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

In August 1995, the Company agreed to issue, at a future date, 60,000 Class A Common shares in settlement of all current and future liabilities under a two-year Marketing and Organizational Agreement (the "Marketing Agreement") with a consulting firm dated January 4, 1994. The Company's Board of Directors approved the issuance of such shares in November 1995. In conjunction with the issuance of these shares, approximately $105,000 of charges against earnings were recorded during the year ended June 30, 1996. On January 14, 1997, these shares were registered by the Company with the Securities and Exchange Commission on Form S-8.

In September 1995, the Company issued 460,000 shares of Series A, 10% Cumulative Convertible Preferred Stock ("Preferred Stock") and 230,000 Redeemable Class WC Warrants ("Warrants") to purchase Preferred Stock at the exercise price of $5.50 per share. The net proceeds from this Offering were approximately $1,633,000, including over-allotments. Each share of Preferred Stock is convertible, commencing one year from the date of issue, subject to adjustment, into three shares of Class A Common Stock of the Company. As of the date of this filing, independent holders of 81,140 shares of Preferred Stock have converted such shares into 243,420 shares of the Company's Class A Common Stock.

In September 1995, the Company lowered the exercise price of the Company's Class WA Warrant to $1.50 per share and arranged to place 180,000 shares of the Company's Class A shares which were previously sold pursuant to a "Regulation S" private placement into escrow. These shares were sold in January 1996 to unrelated parties pursuant to a restructuring of a note payable by the Company to the holder of these shares as discussed below. On July 16, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Class WA Warrants and underlying Common A Shares. The Commission declared this Registration Statement effective on July 19, 1996. Through the date of this filing, 704.412 of the Company's Class WA Warrants were exercised at $1.50 per warrant, generating proceeds to the Company totaling $1,056,618. Of these proceeds, $811,500 was used to purchase 54,100 shares of Decor Group, Inc.'s ("Decor") Series C Non-Voting, Convertible, Preferred Stock, adjusted to reflect a 1-for-2 reverse split effected by Decor in October 1996. The balance of the proceeds was retained by the Company for working capital needs, and for the provision of loans to Decor Group, Inc. At December 31, 1996, the balance of loans to Decor totals $50,238.

On October 16, 1995, the Company entered into an agreement to restructure a promissory note dated May 1995, with the principal amount of $500,000 bearing interest at the rate of 18% per annum with the principal which was due and payable in full on September 30, 1995 and a $150,000 note dated May 12, 1995, bearing interest at the rate of 18% payable monthly with 135% of the principal which was also due and payable in full on September 30, 1995 with a Nevis, BWI Corporation. As of October 16, 1995 the parties agreed the Company owes the lender, including interest and monthly extension fees of approximately $102,500 through December 15, 1995, an aggregate amount of approximately $805,000. Pursuant to the new agreement, the Company paid $405,000 to the Nevis Corporation upon acceptance of the agreement. The Company also delivered a Promissory Note in the principal amount of approximately $400,000, in extension and replacement of the remaining balance due and payable of $180,000 on or before December 15, 1995 and $220,000 on July 31, 1996. The new agreement also stipulates that the lender shall sell the 180,000 shares of the Company's Class A Common Stock, held in escrow by the lender, for $180,000 to an unaffiliated third party. The proceeds of such sale will be applied against the note and during January 1996. In addition, during December 1995, the Company issued to the lender 35,000 unregistered shares of Class A Common Stock. Such shares shall be afforded a piggyback registration right for all registration statements filed by the Company before July 31, 1996 and a one time demand registration right commencing after July 31, 1996. Approximately $25,000 was charged against earnings during the quarter ended December 31, 1995 in conjunction with the issuance of these shares. The promissory note is also guaranteed by Max Munn, President and Chief Executive Officer of the Company. The note is collateralized by 600,000 shares of the Company's Class A Common Stock owned by the Company's Italia Collections Inc. subsidiary. The Company has reached a general agreement with this lender to restructure the repayment schedule of approximately $269,000 of outstanding principal and interest payable.

In December 1995, in consideration for certain services rendered, 10,000 shares of the Company's Class A Common Stock were issued to various individuals related to Richard Josephberg, an outside Director of the Company. Approximately $7,000 was charged against earnings during the quarter ended December 31, 1995 in conjunction with the issuance of these shares.

In January 1996, the Company's Board of Directors elected to lower the exercise price of the Company's Class WB Warrant to $2.00 per Class A Common share, subject to the filing and effectiveness of a Registration Statement with the Securities and Exchange Commission. Such Registration Statement was filed with the Commission on July 16, 1996 and declared effective on July 19, 1996. Through the date of this filing, 118,012 of the Company's Class WB Options have been exercised at an exercise price of $2.00, generating proceeds to the Company of $236,024. These proceeds were used by the Company to support working capital needs, and for the provision of loans to Decor Group, Inc.

In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the record date.) Payment was made on March 1, 1996 by the issuance of
0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the record date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. As of the date of this filing, the Company has not declared or established a record date for a dividend for its Series A 10% Cumulative Convertible Preferred Stock for September 1996. The Company expects to declare a stock dividend equivalent to $.50 per share to its Series A 10% Cumulative Convertible Preferred Stockholders. The record date will be determined in February 1997, and is expected to allow for a payment date within March 1997. This dividend, when declared and paid, will satisfy the Company's obligation to pay its semi-annual cumulative dividend on its Series A

10% Cumulative Preferred Stock for September 1996, which has not yet been paid, and for March 1997.

In February 1996, the Company's Board of Directors approved the issuance to Sol Munn of 150,000 shares of the Company's Class A Common Stock, in consideration for past consulting services provided. These shares, bearing a restrictive legend, were issued on April 12, 1996. The Company included these shares in a registration statement filed with the Securities and Exchange Commission (the "Commission") on January 14, 1997. As of the date of this filing, the Commission has not declared this registration statement to be effective. In conjunction with the issuance of these shares, approximately $54,000 of charges were recorded against earnings during the year ended June 30, 1996.

In April 1996, the Company's investment banking firm arranged for the private placement of 175,000 shares of the Company's Common A Stock and 50,000 shares of the Company's Series A Preferred Stock. These shares, all bearing a restrictive legend, were issued on April 24, 1996 to various independent investors (the "Investors") generating gross proceeds of $431,251. The Company realized net proceeds of $310,609 which was used to pay certain outstanding liabilities. Commencing thirty (30) days following the date of the close of the private placement, any of the Investors had the right to demand in writing (the "Demand Notice") that the Company file a registration statement with the Securities and Exchange Commission (the "Commission") which shall cover the shares and allow the Investor to sell the shares to the public. Within fifteen (15) days following receipt of the Demand Notice, the Company is required to file such registration statement and use its best efforts to have such registration statement declared effective by the Commission and such state securities regulators as reasonably requested by the Investor. The Company included these shares in a registration statement filed with the Securities and Exchange Commission (the "Commission") on January 14, 1997. As of the date of this filing, the Commission has not declared this registration statement to be effective.

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

Pursuant to the Company's June 30, 1996 settlement with Ann Stevens (the "Settlement"), a former executive of the Company, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Stock. The Company included these shares in a registration statement filed with the Securities and Exchange Commission (the "Commission") on January 14, 1997. As of the date of this filing, the Commission has not declared this registration statement to be effective. Also pursuant to the Settlement, the Company issued to Michael Levine as escrow agent (the "Escrow Agent") 1,250,000 unregistered shares of the Company's Class B Common shares (the "Escrow Shares".) The Escrow Shares shall not be voted by the Escrow Agent, unless the Company defaults on its obligations under the agreement. Upon satisfaction of such obligations, the Escrow Shares shall be returned by the Escrow Agent to the Company. (See "Legal Proceedings".) In conjunction with the issuance of the Company's shares to Ms. Stevens, the Company recorded charges against earnings totaling $71,400 at June 30, 1996.

During September 1996, pursuant to the Company's Director Stock Option Plan, the Company issued: 10,000 shares of its Class A Common shares to Roger Lourie, an outside director of the Company, and 10,000 shares of its Class A Common shares to various individuals named by Richard Josephberg, also an outside director of the Company. These shares bear a restrictive legend. Pursuant to the issuance of these shares, approximately $15,000 was charged against earnings at December 31, 1996.

Except as otherwise set forth herein, the Company has no material commitments for capital expenditures other than for ordinary expenses incurred during the usual course of business. In order to fund growth over the long term, the Company anticipates possible future issuance of its securities resulting in further dilution to its security holders.

Management believes that cash flow from operations as they currently exist are not sufficient to support such operations. Accordingly, Company management is now identifying and implementing what it believes to be the corrective changes deemed necessary. Specific action taken as of the date of this filing include the following: a) The Company is seeking either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry. As part of this strategy, a public offering of certain securities of Decor Group, Inc. ("Decor"), an affiliate of the Company, has been declared effective by the Securities and Exchange Commission on November 12, 1996 (the "Effective Date".) On November 18, 1996, Decor acquired substantially all of the operating assets and assumed certain liabilities of Artisan House, Inc., a California based manufacturer and distributor of metal wall, table, and freestanding sculptures. ( see "Acquisitions and Strategic Alliances."), b) Due to declining revenues and high operating costs, the Company has discontinued its catalog business effective March 31, 1996 (See "Discontinuation of Certain Operations."), c) Beginning with the quarter ended March 31, 1996, the Company has begun to reduce operating expenses through a combination of staff reductions and expense controls, d) Due to declining revenues and high operating costs, in December 1996, the Company dissolved its Italia Collections subsidiary. (See "Recent Developments".), and e) The Company is seeking additional sources of revenues. Two specific initiatives have been announced as of the date of this filing. On September 17, 1996, the Company announced that it has signed an exclusive licensing agreement to reproduce the artwork of James Rizzi, a noted contemporary artist, for decorative accessories in ceramic and related materials. Also, on October 12, 1996, the Company announced that it has entered into an exclusive three year agreement with a major party plan marketer of customized, canvas based enlargements of photographs. No assurances can be given that these, or any subsequent initiatives by the Company will produce the desired positive cash flow from operations. Finally, the Company has begun to implement a marketing program meant to increase revenues of its Master Framemakers Division. No assurances can be given that these measures will generate the fiscal improvement sought by the Company.

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

    12    Donald Feldman's January 16, 1997 letter of resignation.

    27    Financial data summary.

(b) Reports on Form 8-K

          During the Three Months Ended December 31, 1996, no report on Form 8-K was filed.