Form 10QSB/A
period 1996-12-31
INTERIORS INC
filed 1997-02-20
CIK 921563

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

     Because of declining revenues and high operating costs, on December 16, 1996, the Board of Directors decided to discontinue and dissolve Italia. On December 27, 1996, a Notice of Public Auction was distributed by Italia, advising all interested parties that a public auction of all the assets of Italia consisting of molds, equipment, models, and inventory listed in a Security Agreement entered into between Italia, as debtor, and United Credit Corporation, as secured party, was to occur, and there being due to the secured party approximately $1,094,028 plus legal fees and expenses of the sale. The auction took place on January 10, 1997 and the Company was the successful bidder, thereby acquiring all of the assets of Italia in consideration for a payment of $2,000 and the assumption by the Company of the liabilities of Italia to United Credit Corp., which as of January 31, 1997 totaled $811,628. Since the financial statements of Italia are consolidated into those of the Company, such liabilities have already been reflected on the Company's consolidated financial statements. Thus, no additional liabilities need to be recorded pursuant to this assumption of liabilities. At the date of this filing, the Company has not made a determination of the realizability of assets acquired pursuant to this auction. Such evaluation will take place during the subsequent period. Should any charge against earnings be accordingly necessary, they will be recorded at the time such charge is determined.


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

On February 15, 1995, Italia Collection entered into a Financing Agreement with a New York based secured lender whereby Italia Collection may borrow pursuant to an asset-related formula. The agreement remains in effect as of the date of this filing, and may be terminated by either party upon notice to the other and payment of the commitment fee for the unexpired term of this agreement. Because of declining revenues and high operating costs, on December 16, 1996, the Board of Directors decided to discontinue and dissolve Italia. On December 27, 1996, a Notice of Public Auction was distributed by Italia, advising all interested parties that a public auction of all the assets of Italia consisting of molds, equipment, models, and inventory listed in a

Security Agreement entered into between Italia, as debtor, and United Credit Corporation, as secured party, was to occur because of the default of Italia in making payments due thereunder, and there being due to the secured party approximately $1,094,028 plus legal fees and expenses of the sale. The auction took place on January 10, 1997 and the Company was the successful bidder, thereby acquiring all of the assets of Italia in consideration for a payment of $2,000 and the assumption by the Company of the liabilities of Italia to United Credit Corp., which as of January 31, 1997 totaled $811,628. Since the financial statements of Italia are consolidated into those of the Company, such liabilities have already been reflected on the Company's consolidated financial statements. Thus, no additional liabilities need to be recorded pursuant to this assumption of liabilities. At the date of this filing, the Company has not made a determination of the realizability of assets acquired pursuant to this auction. Such evaluation will take place during the subsequent period. Should any charge against earnings be accordingly necessary, they will be recorded at the time such charge is determined.


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