Form 10QSB
period 1997-03-31
INTERIORS INC
filed 1997-05-20
CIK 921563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Nine Month Period Ended March 31, 1997.

or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Transition Period From         to        .
                                                             -------    -------

                           Commission File No. 0-24352

                                 INTERIORS, INC.
                                 ---------------
      (Doing Business in New York under the name A.P.F. MasterFramemakers)
       (Exact name of small business issuer as specified in its charter)

                         Delaware                  13-3590047
              -----------------------------------------------------
              (State or other jurisdiction of   (I.R.S. Employer
               incorporation or organization)   Identification No.)

                320 Washington Street, Mt. Vernon, New York 10553
                -------------------------------------------------
               (Address of principal executive offices) (zip code)

                    Issuer's Telephone Number: (914) 665-5400
                    -----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---

The number of shares outstanding of the issuer's Class A Common Stock and Class B Common Stock as of May 15, 1997 was 4,861,241 and 1,769,750, respectively.

Transitional Small Business Disclosure Format (check one). Yes   . No X .
                                                              ---    ---

                                 INTERIORS, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ...............................................1

            Consolidated Balance Sheet as of March 31, 1997..................2

            Consolidated Statements of Operations -
                 For the Three Months Ended March 31, 1997 and 1996..........3

            Consolidated Statements of Operations -
                 For the Nine Months Ended March 31, 1997 and 1996...........4

            Consolidated Statement Changes in Stockholders' Equity -
                 For the Nine Months Ended March 31, 1997....................5

            Consolidated Statements of Cash Flows-
                 For the Nine Months Ended March 31, 1997 and 1996...........6

            Notes to Consolidated Financial Statements.......................7

Item 2.  Management's Discussion and Analysis................................16

PART II - OTHER INFORMATION

Item 1.  Legal Proceeding....................................................21

Item 2.  Changes in Securities...............................................24

Item 3.  Defaults Upon Senior Securities.....................................24

Item 4.  Submission of Matters to a Vote of Security Holders.................24

Item 5.  Other Information...................................................24

Item 6.  Exhibits and Reports on Form 8-K....................................24

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.   Financial Statements

         The condensed financial statements included herein have been prepared by Interiors, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company as of March 31, 1997 and the results of operations for the three and nine month periods ended March 31, 1997 and 1996.

         The Company's results of operations during the three and nine months ended March 31, 1997 are not necessarily indicative of any future results. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

                                 INTERIORS, INC.
                              ---------------------
                                  BALANCE SHEET
                              ---------------------

                                   (unaudited)

                                                               March 31,
                            ASSETS                               1997
                                                        ---------------------

CURRENT ASSETS:
  Cash                                                              $172,804
  Accounts receivables -
      Trade, net allowance of $112,000                               707,256

  Inventories                                                      2,197,625
  Prepaid expenses and other current assets                          367,744
                                                        ---------------------
              Total current assets                                 3,445,429
                                                        ---------------------


INVESTMENT IN AFFILIATE                                            2,435,922

PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                                          1,484,725
  Furniture and fixtures                                             144,297
  Leasehold improvements                                             213,010
                                                        ---------------------
            Total property and equipment, at cost                  1,842,032

  Less- Accumulated depreciation and
    amortization                                                     922,412
                                                        ---------------------
         Net property and equipment                                  919,620

OTHER ASSETS                                                         271,229
                                                        ---------------------
          Total assets                                            $7,072,200
                                                        =====================




                                                             March 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY                1997
                                                         --------------------

CURRENT LIABILITIES:
  Notes payable and current maturities of
     long-term debt                                               $2,646,130
  Accounts payable and accrued liabilities                         1,132,776


  Capital lease obligations                                                0
                                                         --------------------
            Total current liabilities                              3,778,906
                                                         --------------------


NON-CURRENT LIABILITIES:

  Capital lease obligations                                           23,282
                                                         --------------------
            Total noncurrent liabilities                              23,282
                                                         --------------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
5,300,000 shares authorized,
1,047,060 shares issued and outstanding                               10,471
  Class A common stock, $.001 par value,
30,000,000 shares authorized,
4,861,241 shares issued and outstanding                                4,861
  Class B common stock, $.001 par value,
2,500,000 shares authorized,
1,769,750 shares issued and outstanding                                1,770
  Additional paid-in-capital                                      12,394,213
  Retained deficit                                                (8,703,203)
  Treasury Stock                                                        (600)
  Note receivable                                                   (437,500)
                                                         --------------------
           Total stockholders' equity                              3,270,012
                                                         --------------------
           Total liabilities and stockholders' equity             $7,072,200
                                                         ====================

        The accompanying notes are an integral part of this balance sheet

                                 INTERIORS, INC.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (unaudited)

                                                                      1997                1996
                                                               -------------------  -----------------
NET SALES                                                                $905,132         $1,756,106

COST OF GOODS SOLD ( incl. write-down in 1997 of $225,969
            of Italia collection obsolete inventory) (Note 6)             657,047            863,937
                                                               -------------------  -----------------

          Gross profit from continuing operations                         248,085            892,169

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              208,839            821,741
PROVISION - ISSUANCE OF STOCK OPTIONS                                           0             (6,800)
                                                               -------------------  -----------------
            Operating expenses                                            208,839            814,941

            Income from continuing operations                              39,246             77,228

GAIN ON SALE OF SECURITIES                                                281,900                  0

RESERVE FOR DISSOLUTION OF ITALIA COLLECTION, INC. (Note 6)               (56,000)                 0

INTEREST EXPENSE (including financing charges)                            (68,152)           (73,714)
                                                               -------------------  -----------------

            Income (loss) from continuing operations
                before provision for taxes                                196,994              3,514

PROVISION FOR INCOME TAXES                                                      0                  0
                                                               -------------------  -----------------

            Income (loss) from continuing operations                      196,994              3,514

DISCONTINUED OPERATIONS

            Loss from operations of discontinued operations                     0            862,647
                                                               -------------------  -----------------
                  Loss from discontinued operations                             0            862,647

NET INCOME (LOSS)                                                        $196,994          ($859,133)
                                                               ===================  =================

NET EARNINGS (LOSS) PER COMMON STOCK


                   CONTINUING OPERATIONS                                    $0.04              $0.00
                   DISCONTINUED OPERATIONS                                  $0.00             ($0.33)
                                                               -------------------  -----------------
NET INCOME (LOSS) PER SHARE OF COMMON STOCK                                 $0.04             ($0.33)
                                                               ===================  =================

WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                                     4,389,210          2,604,869
                                                               ===================  =================

    the accompanying notes are an integral part of these financial statements

                                INTERIORS, INC.

                            STATEMENTS OF OPERATIONS

                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (unaudited)

                                                                        1997                 1996
                                                               -------------------  -------------------
NET SALES                                                              $2,958,167           $5,032,906

COST OF GOODS SOLD ( incl. write-down in 1997 of $225,969
          of Italia Collection obsolete inventory) (Note 6)             1,782,751            2,497,620
                                                               -------------------  -------------------

          Gross profit from continuing operations                       1,175,416            2,535,286

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            1,066,012            2,121,320
PROVISION - ISSUANCE OF STOCK OPTIONS                                      15,000              193,200
                                                               -------------------  -------------------
           Operating expenses                                           1,081,012            2,314,520

           Income from continuing operations                               94,404              220,766

GAIN ON SALE OF SECURITIES                                                281,900                    0

RESERVE FOR DISSOLUTION OF ITALIA COLLECTION, INC. (Note 6)               (56,000)                   0

INTEREST EXPENSE (including financing charges)                           (228,402)            (321,240)
                                                               -------------------  -------------------
            Income (loss) from continuing operations
                before provision for taxes                                 91,902             (100,474)

PROVISION FOR INCOME TAXES                                                  9,973                5,998
                                                               -------------------  -------------------

            Income (loss) from continuing operations                       81,929             (106,472)

DISCONTINUED OPERATIONS

            Loss from operations of discontinued operations                     0            1,523,714
                                                               -------------------  -----------------
                  Loss from discontinued operations                             0            1,523,714

NET INCOME (LOSS)                                                         $81,929          ($1,630,186)
                                                               ===================  ===================


NET EARNINGS (LOSS) PER COMMON STOCK

                     CONTINUING OPERATIONS                                  $0.02               ($0.04)
                     DISCONTINUED OPERATIONS                                $0.00               ($0.59)
                                                               -------------------  -------------------
NET INCOME (LOSS) PER SHARE OF COMMON STOCK                                 $0.02               ($0.63)
                                                               ===================  ===================

WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                                     4,389,210            2,604,869
                                                               ===================  ===================

    the accompanying notes are an integral part of these financial statements

                                 INTERIORS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDED March 31, 1997

                                   (unaudited)

                                                                  Series A              Class A              Class B
                                                              Preferred Stock         Common Stock         Common Stock
                                                          ----------------------------------------------------------------
                                                             Shares    Amount        Shares   Amount      Shares   Amount
                                                             ------    ------        ------   ------      ------   ------
BALANCE, June 30, 1996                                      790,000     $7,900    3,470,247    $3,470   2,039,500  $2,040

     Proceeds from the exercise of common stock warrants                            822,424      $822
     Proceeds from the exercise of pfd. stock options       350,000     $3,500
     Common stock issued to directors                                                20,000       $20
     Conversion of preferred stock to common stock          (92,940)     ($929)     278,820      $279
     Increase in valuation of investment in affiliate
     Conversion of Class B Com sh. into Class A Com sh.                             269,750      $270    (269,750)  ($270)
     Net income through March 31, 1997
                                                          -----------------------------------------------------------------
BALANCE, March 31, 1997                                   1,047,060    $10,471    4,861,241    $4,861   1,769,750  $1,770
                                                          =================================================================

                                                           Additional     Retained
                                                            Paid-In       Earnings   Treasury    Note
                                                            Capital      (Deficit)     Stock   Receivable     Total
                                                            -------      ---------     -----   ----------     -----
BALANCE, June 30, 1996                                     $8,564,741   ($8,785,132)   ($600)  ($437,500)   ($645,081)

     Proceeds from the exercise of common stock warrants   $1,291,820                                      $1,292,642
     Proceeds from the exercise of pfd. stock options        $821,500                                        $825,000
     Common stock issued to directors                         $14,980                                         $15,000
     Conversion of preferred stock to common stock               $650
     Increase in valuation of investment in affiliate      $1,700,522                                      $1,700,522
     Conversion of Class B Com sh. into Class A Com sh.
     Net income through March 31, 1997                                      $81,929                           $81,929
                                                          ------------------------------------------------------------
BALANCE, March 31, 1997                                   $12,394,213   ($8,703,203)   ($600)  ($437,500)  $3,270,012
                                                          ============================================================

   The accompanying notes are an integral part of these financial statements.
                                        5

                                 INTERIORS, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                           ---------------------------------
                                                                                                 1997              1996
                                                                                           ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                                               $81,929       ($1,630,186)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                 508,796           666,937
    Provision for losses on accounts receivable                                                    75,000            33,766
    Non-cash write off of non-productive assets                                                   698,712
    Non-cash reduction of liabilities from extinguishment of debt                                (661,853)
    Gain from sale of investment securities                                                      (281,900)
    Non-cash provision for discontinued catalog operations                                                        1,100,000
    Provision for dissolution of Italia                                                            56,000
    Provision for issuance of stock                                                                15,000           193,200
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable, trade                                               2,344          (147,616)
    Decrease (increase) in inventories                                                           (532,321)         (560,484)
    Decrease (increase) in prepaid expenses and other current assets                              (54,479)         (149,669)
    Increase (decrease) in accounts payable and accrued expenses                                 (941,241)         (317,114)
    Increase (decrease) in net liabilities and accrued expenses of discontinued operations        (90,557)
    Increase (decrease) in prepaid sales & customer deposits                                                          3,415
                                                                                           ---------------  ----------------
          Net cash used in operating activities                                                (1,124,570)         (807,751)
                                                                                           ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                           (500,467)         (483,234)
  Decrease (increase) in other assets                                                                               (99,995)
   Investment in Decor Group, Inc.                                                               (826,000)           (2,200)
                                                                                           ---------------  ----------------
          Net cash used in investing activities                                                (1,326,467)         (585,429)
                                                                                           ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                                                  600,000
  Proceeds from sale of investment securities                                                     372,500
  Repayments of debt and capitalized lease obligations                                           (470,443)         (275,626)
  Proceeds from sale of Series A preferred stock and warrants                                                     1,666,692
  Proceeds from exercise of common stock warrants                                               1,292,642
  Proceeds from exercise of preferred stock options                                               825,000

                                                                                           ---------------  ----------------
      Net cash provided by  financing activities                                                2,619,699         1,391,066
                                                                                           ---------------  ----------------
      Net Increase (decrease) in cash                                                             168,662            (2,114)

CASH, beginning of period                                                                           4,142             2,114
                                                                                           ---------------  ----------------

CASH, end of period                                                                              $172,804                $0
                                                                                           ===============  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for-
    Interest                                                                                     $177,500          $366,118
    Taxes                                                                                          $5,973            $5,998
NON-CASH FINANCING ACTIVITIES:
   Conversion of convertible debt into Class WC Warrants                                                           $100,000
   Conversion of convertible debt into Class A Preferred Stock                                                     $200,000
   Conversion of Series A Preferred Stock to Class A Common Stock                                    $650



   The accompanying notes are an integral part of these financial statements.

1.    BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. Reference should be made to the Company's financial statements for the year ended June 30, 1996 for a description of the accounting policies which have been applied consistently. Also, reference should be made to the notes to the Company's June 30, 1996 financial statements contained in the Company's Form 10-KSB for the fiscal year ended June 30, 1996, for additional details of the Company's financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim period have been included. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of those to be expected for the entire year. The Company, for the three and nine months ended March 31, 1997 and 1996, used the gross profit method to value inventory.

2.     ACQUISITIONS AND STRATEGIC ALLIANCES

         Part of the Company's long-term plan for growth includes either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry to maximize market potential. For this purpose, pursuant to a March 3, 1996 agreement relating to the capitalization of Decor Group, Inc., ("Decor"), Decor issued to the Company 250,000 shares of its Series A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 shares of its Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common stock and 200,000 shares of its Series A Convertible Preferred stock and a guarantee with respect to certain indebtedness should such indebtedness become necessary. (The Decor securities are adjusted to reflect a 1-for-two reverse split effected by Decor in October 1996.) Also, the Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. Concurrent with the exercise of this option, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust".) The Voting Agreement will expire on December 31, 1997. The Voting Trust shall comprise three individuals: the Company's President and Chief Executive Officer (and also the Chairman of the Board of Decor), and two Directors of Decor who are otherwise unrelated to the Company. As part of the Company's investment in Decor, during the months of August and September 1996, the Company purchased 54,934 shares of Decor's Series C Non-Voting, Convertible, Preferred Stock at a cost of $824,000. On November 12, 1996, (the "Effective Date") a public offering by Decor of certain of its securities was declared effective by the Securities and Exchange Commission. Subsequent to the effective date of Decor's initial public offering, the Company owned approximately 79.6% of the total voting stock of Decor. In December 1996, Decor declared and issued a dividend on its common stock payable in the form of two (2) shares of common stock for each one (1) share of common stock held as of the record date of December 16, 1996. Each share of Decor's Series A and Series C Preferred stock are convertible into three (3) shares of Decor's common stock effective December 16, 1997. During February 1997, the Company sold its entire holdings of Series A Convertible Preferred Stock to an independent investor. Assuming conversion by the subsequent holder to common stock, the Company will own 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock and 54,934 shares of Series C Convertible Preferred Stock, or approximately 77.5% of the total voting stock of Decor subsequent to such sale, assuming conversion by the Company of its Series C Preferred Stock into 164,802 shares of Common Stock. As of March 31, 1997, the holding in Decor is recorded on the Company's financial statements at the market value on November 12, 1996, the "Measurement Date" of the Company's trading securities previously transferred to Decor during March 1996, less the proportionate value of the securities sold during February 1997.

         In May 1996, the Company entered into a two year Management Services Agreement with Decor whereby the Company will advise Decor on the manufacturing, sale, marketing and distribution of Decor's products as well as providing Decor with accounting and administrative services and advice on strategic planning of joint ventures, acquisitions, and other long term initiatives. Pursuant to this agreement, the Company will be paid on an annual basis the greater of (1) $75,000 or (2) 1.5% of excess cashflow as defined in the agreement. The Company and Decor amended this agreement to increase this payment to $90,000 per annum. Additional transfers of funds from Decor to the Company will be subject to the attainment by Decor of excess cash flow totaling $4,000,000 per year through December 31, 1999. At March 31, 1997, the Company has accrued approximately $60,000 of fees pursuant to this agreement.

         Decor entered into an asset purchase agreement (the "Agreement") with Artisan House, Inc. ("Artisan House") to purchase substantially all of the operating assets, and assume certain liabilities, of Artisan House for an aggregate purchase price of $3,526,400, subject to certain adjustments. Decor completed the Artisan House acquisition on November 18, 1996. Artisan House, located in Los Angeles, California and founded in 1964, is engaged in the design, manufacturing, and marketing of metal wall, table and freestanding sculptures. Management believes that Artisan House's products bridge the gap between high priced gallery art and mass produced decorative pieces. Artisan House products retail from approximately $100 to over $400. The primary goal of Artisan House is to supply a broad spectrum of design driven sculpture and decorative accessories at moderate prices.

         In March 1997, Decor signed a letter of intent to acquire a California based manufacturer of framed pictures and other wall decor. Annual revenues of this manufacurer total approximately $11 million. Decor expects to complete this acquisition during June 1997. The purchase price for this manufacturer will be approximately $7 million, payable to the seller in cash and stock.

         Pursuant to a March 31, 1996 agreement relating to the capitalization of Decor, Laurie Munn, wife of the Company's President and Chief Executive Officer purchased and was issued certain shares of the Common Stock of Decor. As of December 31, 1996, Ms. Munn was issued 300,000 shares of the outstanding 5,122,500 common shares of Decor, adjusted to reflect a 1-for-2 reverse split effected by Decor in October 1996, and a stock dividend of two (2) common shares for each common share owned as of December 16, 1996. These shares are not included in the Company's determination of its voting interest in Decor.

3. NOTES PAYABLE

         At March 31, 1997, the Company has incurred notes payable of approximately $2,600,000. The components of these notes are discussed below.

         The Company has outstanding secured financing with United Credit Corporation totaling approximately $700,000 at March 31, 1997. Interest is determined at an annual rate of 16%.

         The Company has outstanding secured financing with the Bank of New York totaling approximately $745,000 at March 31, 1997. Interest is determined at an annual rate of prime plus 1%, (9.25% as of the date of this filing.) The Company has agreed to reduce the outstanding principal by $30,000 per month.

         The Company received $600,000 of loans from BH Funding in February 1997. This loan is to be repaid with interest on April 28, 1998. Interest is determined at an annual rate of 15%.

         The Company has outstanding secured financing with Infinity Investors, Ltd. totaling approximately $181,000 at March 31, 1997. The Company paid $40,000 of this balance during April 1997 and will subsequently pay principal of $7,500 per month plus interest calculated at an annual rate of 15% against the unpaid principal balance.

         The Company received $100,000 of demand loans from Laurie Munn, wife of the Company's President and Chief Executive Officer during March 1997, at an annual interest rate of 6%.

         As part of the Company's settlement with Ann Stevens (See "Legal Proceedings") the Company has an outstanding liability of $20,000 with Mortgage Resources, Inc. This loan is scheduled for payment in May 1997.

         The Company has recorded outstanding loans of $300,000 with Messrs. Tashiro and Nishijima. These loans have been the subject of legal proceedings. (See "Legal Proceedings.)

4. COMMITMENTS AND CONTINGENCIES

         The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company has been settled by the execution of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and $50,000 for each of the final three years. As additional compensation, the Company paid Ms. Stevens for reimbursement of certain expenses, $50,000 in various installments during the four months ending December 1996. The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year for seven years, plus automobile and insurance costs for five years. As of June 30, 1996, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Shares, which were previously committed to Ms. Stevens pursuant to her 1995 employment agreement. The Company filed a registration statement with the Securities and Exchange Commission (the "Commission") on January 14, 1997 to register these, as well as other shares as disclosed elsewhere in this filing. As of the date of this filing, this registration statement has not been declared effective by the Commission. As of June 30, 1996, the Company issued 1,250,000 shares of its Class B Common Shares (the "Escrow Shares") to Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the "Escrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company. In February 1997, the terms of the agreement with Ms. Stevens were modified to provide for additional payments of $500 per month over 16 months, and to provide for $6,000 as reimbursement for legal expenses.

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

         On May 8, 1995, the Company entered into an Employment Agreement with Donald Feldman, Vice President of Sales and Marketing of the Company, as well as a member of its Board of Directors. Mr. Feldman had been President and Chief Financial Officer of Decor, whose initial public offering was declared effective by the Securities and Exchange Commission on November 12, 1996. By mutual agreement, in February 1997 the Company, Decor, and Mr. Feldman terminated Mr. Feldman's Employment Agreement as well as his status as a director of the Company.

         On April 1, 1995, the Company entered into a Consulting Agreement with Morris Munn, father of Max Munn, the Company's President and Chief Executive Officer under which he will provide the Company with: design and fabrication of new molds for sculpture; recommend, and implement improvements in antiquing, woodworking, gilding and carving processes; and attend trade shows for frame making and mold making. Fees under the agreement are payable at $54,000 per annum for one year renewable at the Company's option. On June 30, 1996, Morris Munn's Consulting Agreement was extended for five (5) years. Pursuant to the terms of this new agreement, the Company agreed to issue to Morris Munn an option to purchase up to 350,000 shares of the Company's Preferred Shares at a net exercise price of $2.25 per share. The Preferred Shares issuable upon the exercise of the Option were registered for sale to the public under a Registration Statement in Form S-8 filed with the Securities and Exchange Commission on July 3, 1996. The Option was fully exercised during July to September 1996 generating net proceeds to the Company totaling $787,500. (See "Liquidity and Capital Resources.") In addition, the new agreement provides for bi-weekly payments to Morris Munn totaling $54,000 per year for five years. In exchange, Morris Munn has agreed to assist the Company with marketing, acquisitions, divestitures, joint ventures and other strategic initiatives. In conjunction with the issuance of the

Option, the Company recorded charges against earnings of $87,500 at June 30, 1996. During March 1997, the Company modified its agreement with Morris Munn to: provide additional monthly payments of $975 over two years for the rental of certain machinery used by the Company in its production processes.

         On February 19, 1997, the employment by the Company of Michael J. Amore as its Vice President and Chief Financial Officer was terminated. Mr. Amore has provided consulting services to the Company subsequent to February 19, 1997. Beginning May 6, 1997, the Company will provide Mr. Amore with severance payments totaling approximately $10,000 over five weeks. No other liabilities exist regarding Mr. Amore's separation from the Company.

         Except as otherwise set forth herein, the Company has no material commitments for capital expenditures. In order to fund growth over the long term, the Company anticipates possible future issuance of its securities resulting in further dilution to its securityholders

         Disclosure of the Company's current legal matters are reflected at Part II, Item 1. - Legal Proceedings.

5.       SHAREHOLDERS' EQUITY

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

         In September 1995, the Company issued 460,000 shares of Series A, 10% Cumulative Convertible Preferred Stock ("Preferred Stock") and 230,000 Redeemable Class WC Warrants ("Warrants") to purchase Preferred Stock at the exercise price of $5.50 per share. The net proceeds from this Offering were approximately $1,633,000, including over-allotments. Each share of Preferred Stock is convertible, commencing one year from the date of issue, subject to adjustment, into three shares of Class A Common Stock of the Company. As of the date of this filing, independent holders of 92,940 shares of Preferred Stock have converted such shares into 278,820 shares of the Company's Class A Common Stock.

         In September 1995, the Company lowered the exercise price of the Company's Class WA Warrant to $1.50 per share and arranged to place 180,000 shares of the Company's Class A shares which were previously sold pursuant to a "Regulation S" private placement into escrow. These shares were sold in January 1996 to unrelated parties pursuant to a restructuring of a note payable by the Company to the holder of these shares as discussed below. On July 16, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Class WA Warrants and underlying Common A Shares. The Commission declared this

Registration Statement effective on July 19, 1996. Through the date of this filing, 704,412 of the Company's Class WA Warrants were exercised at $1.50 per warrant, generating proceeds to the Company totaling $1,056,618. Of these proceeds, $811,500 was used to purchase 54,100 shares (adjusted for a 1-for-2 reverse split effected in October 1996) of Decor Group, Inc.'s Series C Non-Voting, Convertible, Preferred Stock. The balance of the proceeds was retained by the Company for working capital needs, for the repayment to Decor of outstanding loans of $50,000, and for the provision of additional loans to Decor. At March 31, 1997, the balance of loans to Decor totals $50,238. On May 7, 1997, the Company announced that it will extend the exercise period of its Class WA Warrant to June 22, 1997.

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

         In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the record date.) Payment was made on March 1, 1996 by the issuance of 0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the record date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. As of the date of this filing, the Company has not declared or established a record date for a dividend on its Series A 10% Cumulative Convertible Preferred Stock for September 1996 or March 1997. Cumulative but unpaid dividends on Series A 10% Cumulative Preferred Stock as of March 31, 1997 totals approximately $524,000.

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

         On April 4, 1996 the Company's Board of Directors resolved to issue 250,000 shares of the Company's Class B Common Stock to Laurie Munn, wife of the Company's President and Chief Executive Officer. This issuance is in consideration for a down payment of $250, Ms. Munn's 6.6% note to the Company providing for principal of $437,500 to be paid to the Company in five equal annual installments of $105,561.90, and Ms. Munn's guarantee and pledge of her assets for certain Company debt. The shares were issued to Ms. Munn on April 8, 1996. Ms. Munn has executed a Promissory Note and Security Agreement in conjunction with the issuance of these shares. The first annual installment is due to be paid on June 30, 1997. The Company obtained an appraisal to determine the fair market values of this transaction.

         Effective June 30, 1996, the Company entered into a consulting agreement with Morris Munn, father of the Company's President and Chief Executive Officer, in exchange for certain services. (See "Commitments and Contingencies.") As part of this agreement, the Company issued to Mr. Munn options to purchase up to 350,000 shares of the Company's Series A Preferred stock. These options were fully exercised during July to September 1996, generating net proceeds to the Company totaling $787,500. (See "Liquidity and Capital Resources.") In conjunction with the issuance of the options to Mr. Munn, the Company recorded charges against earnings totaling $87,500 at June 30, 1996.

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

6.       RECENT DEVELOPMENTS

         Because of declining revenues and high operating costs, on December 16, 1996, the Board of Directors decided to discontinue and dissolve Italia. On December 27, 1996, a Notice of Public Auction was distributed by Italia, advising all interested parties that a public auction of all the assets of Italia consisting of molds, equipment, models, and inventory listed in a Security Agreement entered into between Italia, as debtor, and United Credit Corporation, as secured party, was to occur. The auction took place on January 10, 1997 and the Company was the successful bidder, thereby acquiring all of the assets of Italia in consideration for a payment of $2,000 and the assumption by the Company of the liabilities of Italia to United Credit Corp., which as of January 10, 1997 totaled approximately $806,000. Since the financial statements of Italia are consolidated into those of the Company, such liabilities had already been reflected on the Company's historical consolidated financial statements. At March 31, 1997, the Company made a determination of the realizability of Italia's assets and liabilities recorded on its financial statements. Accordingly, at March 31, 1997, the Company made the adjustments necessary to properly restate recorded assets and liabilities, together with a general reserve of approximately $56,000. Thus, for both the three and nine months ended March 31, 1997, the Company's statements of earnings reflect a gain of approximately $74,000 pursuant to these adjustments. (See "Liquidity and Capital Resources.")

         As part of its efforts to refinance business activities, during the month of February 1997, the Company arranged to obtain $600,000 of new debt financing at an annual rate of 15% interest, and $375,000 of proceeds relating to the sale by the Company of its holdings of 250,000 shares of Series A Convertible Preferred Stock of Decor Group, Inc. The loan is to be repaid with interest on April 28, 1998.

         In May 1996, the Company entered into a two year Management Services Agreement with Decor whereby the Company will advise Decor on the manufacturing, sale, marketing and distribution of Decor's products as well as providing Decor with accounting and administrative services and advice on strategic planning of joint ventures, acquisitions, and other long term initiatives. Pursuant to this agreement, the Company will be paid on an annual basis the greater of (1) $75,000 or (2) 1.5% of excess cashflow as defined in the agreement. The Company and Decor amended this agreement to increase this payment to $90,000 per annum. Additional transfers of funds from Decor to the Company will be subject to the attainment by Decor of excess cash flow totaling $4,000,000 per year through December 31, 1999. At March 31, 1997, the Company has accrued approximately $60,000 of fees pursuant to this agreement.

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

Results of Operations

Period Ended March 31, 1997 as Compared to Period Ended March 31, 1996.

         The Company's net sales from continuing operations for the quarter ended March 31, 1997 decreased by $851,000 or 48.5% to $905,000 from $1,756,000 for the quarter ended March 31, 1996. The Company's net sales from continuing operations for the nine months ended March 31, 1997 decreased $2,075,000 or 41.2% to $2,958,000 from $5,033,000 for the nine months ended March 31, 1996.
(See following discussion.)

         Net sales for the A.P.F. Master Framemakers division for the quarter ended March 31, 1997 decreased $582,000 or 38.6% to $927,000 from $1,509,000 for the quarter ended March 31, 1996. Net sales for the A.P.F. Master Framemakers division for the nine months ended March 31, 1997 decreased $229,000 or 7.3% to 2,915,000 from $3,144,000 for the nine months ended March 31, 1996. These decreases are largely due to delays until the subsequent quarter of shipments to large customers, partially offset by approximately $241,000 of revenues realized by a new relationship with a major party plan marketer. (See "Liquidity and Capital Resources.") Net sales for the Italia Collection subsidiary for the quarter ended March 31, 1997 decreased $269,000 or 108.9% to ($22,000) from $247,000 for the quarter ended March 31, 1996. The negative sales for the current quarter reflect certain returns of merchandise by customers during the current quarter. Net sales for the Italia Collection subsidiary for the nine months ended March 31, 1997 decreased $1,846,000 or 97.7% to $43,000 from $1,889,000 for the nine months ended March 31, 1996. Because of declining revenues and high operating costs, the Company decided to discontinue and dissolve Italia. (See "Recent Developments.")

         The Company's cost of goods sold as a percentage of net sales increased to 60% for the nine months ended March 31, 1997, from 50% for the nine months ended March 31, 1996. During March 1997, pursuant to the dissolution of Italia (See "Recent Developments"), inventory totaling approximately $226,000 was written off. Without this charge, the Company's cost of goods sold as a percentage of net sales would have totaled approximately 53% for the nine months ended March 31, 1997. Revenues of Italia have historically been generated at a higher gross margin than those of the A.P.F. Master Framemakers Division. Since Italia revenues have significantly declined during the current period versus the prior period, the consolidated gross margins for the current period have declined versus the prior period, even without the charges recorded for inventory write offs. The Company used during the three and nine months ended March 31, 1997 and 1996 the gross profit method to value inventory. The Company expects to begin the implementation of a perpetual inventory system within the next twelve months. The Company believes that such a system will enable it to determine product costing and margins more precisely. No assurances can be given however that the Company will successfully implement this new system, or that greater precision in the determination of product costing or margins will be achieved.

         The Company's selling, general and administrative expenses as a percentage of net sales totaled 36.5% for the nine months ended March 31, 1997, versus 42.1% for the nine months ended March 31, 1996. To achieve the reduction in the ratio of selling, general, and administrative expenses as a percentage of net sales for the nine months ended March 31, 1997 versus the prior period, the Company has taken certain measures to reduce expenses. For example, reductions of administrative personnel have led to reduced salaries, benefits, and travel expenses. Also discretionary spending for such items as stationery and supplies, advertising, and consulting fees has been curtailed. Finally, due to the overall reduction of revenues, sales commission expenses are reduced in the current period versus the prior period. Interest expense as a percentage of sales totaled approximately 7.7% for the nine months ended March 31, 1997, versus approximately 6.4% for the nine months ended March 31, 1996. In absolute dollars however. interest expense is approximately $93,000 lower in the nine months ended March 31, 1997 versus the nine months ended March 31, 1996 because certain debts outstanding at higher rates of interest have been replaced by loans carrying lower interest costs. Interest as a percent of sales has increased because of the reduced sales of the current period versus the prior period.

         For the quarter ended March 31, 1997, the Company realized net income of approximately $197,000 ($.04 per share), versus net income from continuing operations of approximately $4,000 ($.00 per share), and a loss from discontinued operations of approximately $863,000 ($.33 per share) for the quarter ended March 31, 1996. For the nine months ended March 31, 1997, the Company realized net income of approximately $82,000 ($.02 per share), versus a net loss from continuing operations of approximately $106,000 ($.04 per share), and a loss from discontinued operations of approximately $1,524,000 ($.59 per share) for the nine months ended March 31, 1996.

Liquidity and Capital Resources

         At March 31, 1997, cash balances totaling approximately $173,000 were recorded as compared to approximately $4,000 at June 30, 1996. Net cash used in operating activities during the nine months ended March 31, 1997 totaled approximately $1,125,000 compared with net cash used in operating activity of approximately $808,000 during the nine months ended March 31, 1996. During the nine months ended March 31, 1997, cash used from operations is largely a result of the current period's net income of approximately $82,000, increased by non-cash charges for depreciation, amortization, bad debts, write-offs of non-productive assets, dissolution of subsidiary, and stock issuances of approximately $1,354,000, and reduced by non-cash reduction of liabilities from extinguishment of debt, and gain on sale of investment securities of approximately $944,000, and impacted by decreases in trade receivables of approximately $2,000, increases in inventories of approximately $532,000, increases in prepaid expenses of approximately $54,000, and decreases in notes payable, accounts payables and accrued expenses of approximately $1,033,000.

         Net cash used in investing activities during the nine months ended March 31, 1997 totaled approximately $1,326,000 versus approximately $585,000 for the nine months ended March 31, 1996. During the current period, the Company invested $826,000 of cash to acquire 54,934 shares of Series C Non-Voting Convertible Preferred Stock and 10,000,000 shares of Series B Non Convertible Voting Preferred Stock of Decor Group, Inc., (See "Acquisitions and Strategic Alliances.") During the same current period, an additional amount of approximately $500,000 was used to acquire equipment, versus approximately $583,000 used to acquire equipment and other assets during the nine months ended March 31, 1996.

         Net cash provided by financing activities totaled approximately $2,620,000 during the nine months ended March 31, 1997 versus approximately $1,391,000 during the nine months ended March 31, 1996. During the current period, the funding was the result of the exercise by investors of 704,412 Class WA Warrants to acquire 704,412 shares of Class A Common shares and 704,412 Class WB Warrants for an exercise price of $1.50, and the exercise by investors of 118,012 Class WB Warrants to acquire 118,012 shares of Class A Common shares for an exercise price of $2.00, and the exercise of an option to acquire 350,000 shares of Series A Preferred Shares at a net exercise price of $2.25, and the receipt of proceeds totaling $600,000 pursuant to new debt financing obtained by the Company during February 1997, and the receipt of proceeds totaling $372,500 pursuant to the sale by the Company during February 1997 of certain securities held for sale, less repayments of notes payable of $470,000. During the nine months ended March 31, 1996, the funding was the result of the sale by the Company of 460,000 shares of Series A Preferred Stock registered by the Company in September 1995, offset by debt repayments totaling approximately $276,000.

         As of March 31, 1997, the Company's financial position reflected a working capital deficit of approximately $333,000, versus a working capital deficit of approximately $2,512,000 at June 30, 1996. Of this working capital deficit at March 31, 1997, $826,000 is directly attributable to the Company's direct investment in Decor Group, Inc. (See above.) As of March 31, 1997 versus June 30, 1996, trade receivables decreased approximately $77,000, inventories increased approximately $476,000, and current liabilities decreased approximately $1,557,000, due largely to the proceeds received from the equity transactions described in the preceding paragraph, and to the extinguishment of liabilities totaling approximately $662,000 during March 1997.

         In March 1996, the Company executed an agreement with the Internal Revenue Service (the "Service") for the payment of outstanding payroll tax liabilities totaling approximately $100,000. The agreement required the Company to pay approximately $9,000 per month until the liability is fully paid down. The final payment in the amount of $11,000 was made on February 28, 1997.


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

         Management believes that cash flow from operations through March 31, 1997 were not sufficient to support such operations. Accordingly, Company management has been implementing what it believes to be the corrective changes deemed necessary. Specific action taken as of the date of this filing include the following: a) The Company is seeking either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry. As part of this strategy, a public offering of certain securities of Decor Group, Inc. ("Decor"), an affiliate of the Company, has been declared effective by the Securities and Exchange Commission on November 12, 1996 (the "Effective Date".) On November 18, 1996, Decor acquired substantially all of the operating assets and assumed certain liabilities of Artisan House, Inc., a

California based manufacturer and distributor of metal wall, table, and freestanding sculptures. ( see "Acquisitions and Strategic Alliances."), b) Due to declining revenues and high operating costs, the Company has discontinued its catalog business effective March 31, 1996 (See "Discontinuation of Certain Operations."), c) Beginning with the quarter ended March 31, 1996, the Company has begun to reduce operating expenses through a combination of staff reductions and expense controls, d) Due to declining revenues and high operating costs, in December 1996, the Company dissolved its Italia Collections subsidiary. (See

"Recent Developments"), and e) The Company is seeking additional sources of revenues. As part of this effort, on October 12, 1996, the Company announced that it has entered into an exclusive three year agreement with a major party plan marketer of customized, canvas based enlargements of photographs. As of March 31, 1997, approximately $241,000 of revenues have been realized by the Company from this relationship. No assurances however can be given that these, or any subsequent initiatives by the Company will ultimately produce the desired positive cash flow from operations. Finally, the Company has begun to implement a marketing program meant to increase revenues of its Master Framemakers Division. No assurances can be given that these measures will generate the fiscal improvement sought by the Company.

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

                                     PART II

                                OTHER INFORMATION

Item 1.        Legal Proceeding

         During April and May of 1995, Hide Tashiro commenced two lawsuits in the Supreme Court of New York, Manhattan County, totaling $225,000 (plus interest and attorney's fees) against the Company and others. The complaint demands payment by the Company for loans made by the plaintiff. The Company believes it has meritorious defenses against these claims since it believes that it is owed commissions in excess of the loan payment. In April 1996 the plaintiff's motions for summary judgement were denied and the court held that there was an issue of fact to be tried. As of the date of this filing, there has been no further action.

         In July 1995, the Company through its attorneys made demand against Morgan Steel Ltd. The office of which is located on the Isle of Man, England, for the payment to the Company of $362,507 on account of a perceived violation of Section 16 (b) of the Securities and Exchange Act. No response to said demand for payment has been made to date. On May 23, 1996, the Company's Board of Directors resolved that the Company and its officers and directors undertake no action given the uncertainty of the cost of collectibility, and ultimate legal liability of Morgan Steel Ltd. either in the United States or the Isle of Man. As of the date of this filing, there has been no further action.

         In July 1996, Gear Holdings, Inc. brought an action in the Supreme Court of New York, Manhattan County, against the Company for the alleged breach of a licensing agreement. The Company denies that it was a party to an agreement, or that an agreement in writing exists with Gear, or that any sum of money is owed. The complaint demands sums Gear allegedly would have received under an agreement in a sum to be determined, but not less than $250,000.

         In July 1996, certain litigation brought against the Company and its principals and Directors by Ted Stevens, Ann Stevens and Morris Munn, as listed below, was settled. The litigation involved the manner in which control of the Company passed from Morris Munn, the Company's founder, to Max Munn, his son and the Company's current President and Chief Executive Officer. Ann Stevens is Morris Munn's daughter, Max Munn's sister, and Ted Stevens wife. Both Ann and Ted Stevens had been senior executives of the Company prior to October 1995. At that date, their employment from the Company was terminated. Thus, the litigation also involved the settlement between the Company and Ann Stevens of her employment agreement in effect at the time of her termination from the Company in October 1995. Settlement of the lawsuits by Ted Stevens and Morris Munn against the Company and its officers and Directors are subject to Court approval. Request for such approval was submitted to the Court of Chancery of the State of Delaware in March 1997. Such approval was received in April 1997.

         (a) On October 13, 1995, Ted Stevens, individually, as a Shareholder and Director and Morris Munn, individually and as a Director and on behalf of themselves and all other similarly situated Shareholders and Directors of the Company filed a complaint in the Supreme Court of the State of New York, County of Westchester, against the Company and its directors seeking unspecified damages and certain changes in the composition of the Company's Board.

         (b) On December 1, 1995, Ted Stevens filed a complaint in United States District Court, Southern District of New York, against Laurie Munn and American Stock Transfer & Trust Company seeking, among other things, the equitable recision of a stock sale agreement between Mr. Stevens and Ms. Munn. On February 29, 1996, the Court held that Mr. Stevens did not have the right to recision and denied Mr. Stevens' motion for a preliminary injunction and on April 17, 1996, the Court dismissed the action for lack of subject matter jurisdiction.

         (c) On December 12, 1995, Ann Stevens filed a complaint in the Supreme Court of the State of New York, County of Nassau against the Company and certain Directors seeking, among other things, compensatory and punitive damages arising out of the alleged breach of Ann Stevens' Employment Agreement.

         (d) On April 23, 1996, Ted Stevens filed a complaint in the Court of Chancery of the State of Delaware against the Company and certain Directors, seeking among other things, the recision of a certain stock sale agreement between the Company and Laurie Munn.

         The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company has been settled by the execution of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and $50,000 for each of the final three years. As additional compensation, the Company will pay Ms. Stevens for reimbursement for certain expenses, $50,000 in various installments during the four months ending December 1996. The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year for seven years, plus automobile and insurance costs for five years. As of June 30, 1996, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Shares, which were previously committed to Ms. Stevens pursuant to her 1995 employment agreement. On January 14, 1997, the Company filed a registration statement to, among other things, register these 50,000 Class A Common Shares with the Securities and Exchange Commission. As of the date of this filing, the Securities and Exchange Commission has not yet declared this registration statement effective. The 50,000 Class A Common Shares are subject to a "lock-up" agreement with VTR Capital Corporation, the Company's investment bankers. As of June 30, 1996, the Company placed into escrow 1,250,000 shares of its Class B Common Shares (the "Escrow Shares") with Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the "Escrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company.

         In February 1997, the terms of the agreement with Ms. Stevens were modified to provide for additional payments of $500 per month over 16 months, and to provide for $6,000 as reimbursement for legal expenses. The terms described above are the basis for the settlement of certain litigation brought against the Company and its principals and Directors by Ted Stevens, Ann Stevens and Morris Munn.

         In August 1996, The Munn Trust of 1975, Sol Munn and Evelyn A. Munn, Co-Trustees commenced an action in the Supreme Court of New York , County of Suffolk against the Company as well as Max Munn, the Company's President and Chief Executive Officer and Laurie Munn, his wife for non-payment of $150,000 plus interest. The Company claims that any obligation that it had pursuant to this matter has been satisfied by the Company in the prior fiscal year and that any amounts that may be unpaid are due solely by Mr. and Mrs. Munn. The Company has not guaranteed such liabilities.

         In August 1996, SJP Contractors of New York, Inc. commenced an action in the Supreme Court of New York, County of Westchester against the predecessor entity of the Company, A.P.F. Holdings, Inc., and others for $208,165 for work, labor, and services allegedly performed in January 1991 for the renovation of the Company's premises. The Company's answer pleads that payment was made for the amount owed.

         In June 1996, Artagraph Reproduction Technology, Inc., a Canadian company, brought an action in the Supreme Court of New York, County of Westchester against the Company demanding the sum of $27,838.08 plus attorney's fees, alleging that the Company was obligated to deliver a confession of judgement in connection with the sale of merchandise. Artagraph seeks injunctive relief; the Company is not aware of a determination of this motion by the Court and denies any obligation to Artagraph.

         In September 1991, without admitting or denying the allegations, Max Munn, the Company's President and Chief Executive Officer agreed with the Federal Trade Commission ("FTC") to the entry of a Consent Order in an action brought against Mr. Munn and others; which action arose out of the advertising of certain lithographs of original works of art as regards to whether or not the artist had played a substantial role in the production of the lithographs. The case was settled before trial or discovery solely with entry of the above Consent Order; which enjoins Mr. Munn from making certain representations in connection with the sale of any works of art. The Consent Order also requires Mr. Munn for a period of five years (which expired as of September 1996) as to the maintenance of certain records as they concern the sale of certain lithographs.


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

      27       Financial data summary.

(b)   Reports on Form 8-K

               During the three months ended March 31, 1997, the Company filed reports on Form 8-K on February 6, 1997 with respect to Item 2 for Discontinuation of operations and dissolution of Italia; on February 14, 1997 with respect to Item 5 for Resignation of Donald Feldman; and on February 28, 1997 with respect to Item 5 for Termination of Employment.

                                   SIGNATURES

         Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTERIORS, INC.

May 16, 1997                                 By: /s/ Max Munn
                                                 -------------------------------
                                                  Max Munn, President and
                                                  Chief Executive, Financial and
                                                  Accounting Officer