Form 10KSB/A
period 1996-06-30
INTERIORS INC
filed 1997-07-15
CIK 921563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A-NO. 2


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



Pursuant to a July 1996 agreement (the "Forfeit Agreement") between the Company's President and CEO's wife and the Company's underwriters ("VTR"), in consideration for the release of the Company's restrictions on issuing shares of capital stock, the wife may be required to forfeit her equity holdings (519,750 Class A Shares and 519,750 Class B Shares) to the Company if pre-tax earnings fall below $300,000 and $366,000 for the years ending June 30, 1997 and 1998 respectively.

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


                                         INTERIORS, INC.


July 15, 1997                                By: /s/ Max Munn
                                                 -------------------------------
                                                  Max Munn, President and
                                                  Chief Executive, Financial and
                                                  Accounting Officer