Form 10QSB/A
period 1997-03-31
INTERIORS INC
filed 1997-07-16
CIK 921563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-QSB/A No-1


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


Transitional Small Business Disclosure Format (check one).  Yes     No  X .
                                                                ---    ---

                               INTERIORS, INC.


                              TABLE OF CONTENTS


                                                                        Page No.



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statement ..............................................  1

         Consolidated Balance Sheet as of March 31, 1997...................  2

         Consolidated Statements of Operations - For the Three Months Ended
         March 31, 1997 and 1996...........................................  3

         Consolidated Statements of Operations - For the Nine Months Ended
         March 31, 1997 and 1996...........................................  4

         Consolidated Statement Changes in Stockholders' Equity -
         For the Nine Months Ended March 31, 1997..........................  5

         Consolidated Statements of Cash Flows -
         For the Nine Months Ended March 31, 1997 and 1996.................  6

         Notes to Consolidated Financial Statements........................ 7-15


Item 2.  Management's Discussion and Analysis..............................  16



PART II - OTHER INFORMATION



Item 1.  Legal Proceeding..................................................  21

Item 2.  Changes in Securities.............................................  24

Item 3.  Defaults Upon Senior Securities...................................  24

Item 4.  Submission of Matters to a Vote of Security Holders...............  24

Item 5.  Other Information.................................................  24

Item 6.  Exhibits and Reports on Form 8-K..................................  24

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

                                 INTERIORS, INC.

                                  BALANCE SHEET

                                   (unaudited)


                                                                     March 31,
                            ASSETS                                     1997
                                                               ---------------------
CURRENT ASSETS:
  Cash                                                                     $172,804
  Accounts receivables -
       Trade, net of allowance of $287,000                                  532,256

  Inventories                                                             2,197,625
  Prepaid expenses and other current assets                                 521,970
                                                               ---------------------
              Total current assets                                        3,424,655
                                                               ---------------------


INVESTMENT IN AFFILIATE                                                   2,772,967






PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                                                 1,484,725
  Furniture and fixtures                                                    144,297
  Leasehold improvements                                                    213,010
                                                               ---------------------
            Total property and equipment, at cost                         1,842,032


  Less- Accumulated depreciation and
    amortization                                                            922,412
                                                               ---------------------
         Net property and equipment                                         919,620









OTHER ASSETS                                                                398,941

                                                               ---------------------
          Total assets                                                   $7,516,183
                                                               =====================




                                                                   March 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                     1997
                                                              ---------------------

 CURRENT LIABILITIES:
   Notes payable and current maturities of
      long-term debt                                                    $2,646,130
   Accounts payable and accrued liabilities                              1,264,776



                                                              ---------------------
             Total current liabilities                                   3,910,906
                                                              ---------------------


 NON-CURRENT LIABILITIES:

   Capital lease obligations                                                23,282
                                                              ---------------------
             Total noncurrent liabilities                                   23,282
                                                              ---------------------

 COMMITMENTS AND CONTINGENCIES



 STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value,
 5,300,000 shares authorized,
 1,147,060 shares issued and outstanding                                    11,471
   Class A common stock, $.001 par value,
 30,000,000 shares authorized,
 4,961,241 shares issued and outstanding                                     4,961
   Class B common stock, $.001 par value,
 2,500,000 shares authorized,
 1,769,750 shares issued and outstanding                                     1,770
   Additional paid-in-capital                                           13,193,457
   Retained deficit                                                     (9,191,564)
   Treasury Stock                                                             (600)
   Note receivable                                                        (437,500)
                                                              ---------------------
            Total stockholders' equity                                   3,581,995
                                                              ---------------------

            Total liabilities and stockholders' equity                  $7,516,183
                                                              =====================


        The accompanying notes are an integral part of this balance sheet

                                 INTERIORS, INC.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (unaudited)

                                                                                          1997                1996
                                                                                   -------------------  -----------------
NET SALES                                                                                    $905,132         $1,756,106

COST OF GOODS SOLD ( incl. write-down in 1997 of $225,969
            of Italia collection obsolete inventory) (Note 6)                                 657,047            863,937
                                                                                   -------------------  -----------------

          Gross profit from continuing operations                                             248,085            892,169

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                  573,245            821,741
PROVISION - ISSUANCE OF STOCK OPTIONS                                                               0             (6,800)
                                                                                   -------------------  -----------------
            Operating expenses                                                                573,245            814,941

            (Loss) Income from continuing operations                                         (325,160)            77,228

GAIN ON SALE OF SECURITIES                                                                    243,945                  0

RESERVE FOR DISSOLUTION OF ITALIA COLLECTION, INC. (Note 6)                                   (56,000)                 0

INTEREST EXPENSE (including financing charges)                                               (154,152)           (73,714)
                                                                                   -------------------  -----------------

            Income (loss) from continuing operations
                before provision for taxes                                                   (291,367)             3,514

PROVISION FOR INCOME TAXES                                                                          0                  0
                                                                                   -------------------  -----------------

            Income (loss) from continuing operations                                         (291,367)             3,514

DISCONTINUED OPERATIONS
            Loss from operations of discontinued operations                                         0            862,647
                                                                                   -------------------  -----------------
                  Loss from discontinued operations                                                 0            862,647

NET INCOME (LOSS)                                                                           ($291,367)         ($859,133)
                                                                                   ===================  =================

NET EARNINGS (LOSS) PER COMMON STOCK


                   CONTINUING OPERATIONS                                                       ($0.07)             $0.00
                   DISCONTINUED OPERATIONS                                                      $0.00             ($0.33)
                                                                                   -------------------  -----------------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK                                                    ($0.07)            ($0.33)
                                                                                   ===================  =================
WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                                                         4,408,553          2,604,869
                                                                                   ===================  =================


  The accompanying notes are an integral part of these financial statements

                                INTERIORS, INC.

                            STATEMENTS OF OPERATIONS

                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (unaudited)

                                                                                       1997                 1996
                                                                                -------------------  -------------------
NET SALES                                                                               $2,958,167           $5,032,906

COST OF GOODS SOLD ( incl. write-down in 1997 of $225,969
          of Italia Collection obsolete inventory) (Note 6)                              1,782,751            2,497,620
                                                                                -------------------  -------------------

          Gross profit from continuing operations                                        1,175,416            2,535,286

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             1,430,418            2,121,320
PROVISION - ISSUANCE OF STOCK OPTIONS                                                       15,000              193,200
                                                                                -------------------  -------------------
           Operating expenses                                                            1,445,418            2,314,520

           (Loss) Income from continuing operations                                       (270,002)             220,766

GAIN ON SALE OF SECURITIES                                                                 243,945                    0

RESERVE FOR DISSOLUTION OF ITALIA COLLECTION, INC. (Note 6)                                (56,000)                   0

INTEREST EXPENSE (including financing charges)                                            (314,402)            (321,240)
                                                                                -------------------  -------------------

            Income (loss) from continuing operations
                before provision for taxes                                                (396,459)            (100,474)

PROVISION FOR INCOME TAXES                                                                   9,973                5,998
                                                                                -------------------  -------------------

            Income (loss) from continuing operations                                      (406,432)            (106,472)

DISCONTINUED OPERATIONS
            Loss from operations of discontinued operations                                      0            1,523,714
                                                                                -------------------  -------------------
                  Loss from discontinued operations                                              0            1,523,714

NET INCOME (LOSS)                                                                        ($406,432)         ($1,630,186)
                                                                                ===================  ===================

NET EARNINGS (LOSS) PER COMMON STOCK


                     CONTINUING OPERATIONS                                                  ($0.09)              ($0.04)
                     DISCONTINUED OPERATIONS                                                 $0.00               ($0.59)
                                                                                -------------------  -------------------
NET INCOME (LOSS) PER SHARE OF COMMON STOCK                                                 ($0.09)              ($0.63)
                                                                                ===================  ===================

WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                                                      4,408,553            2,604,869
                                                                                ===================  ===================

  The accompanying notes are an integral part of these financial statements

                                 INTERIORS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDED MARCH 31, 1997

                                   (unaudited)



                                                                     Series A                Class A                Class B
                                                                  Preferred Stock          Common Stock          Common Stock
                                                            -----------------------------------------------------------------------
                                                                 Shares      Amount     Shares      Amount     Shares     Amount
                                                                 ------      ------     ------      -------    ------     ------
BALANCE, June 30, 1996                                         790,000       $7,900    3,470,247    $3,470    2,039,500   $2,040

     Proceeds from the exercise of common stock warrants                                 822,424      $822
     Proceeds from the exercise of pfd. stock options          350,000       $3,500
     Common stock issued to directors                                                     20,000       $20
     Conversion of preferred stock to common stock             (92,940)       ($929)     278,820      $279
     Increase in valuation of investment in affiliate
     Conversion of Class B Com sh. into Class A Com sh.                                  269,750      $270     (269,750)   ($270)
     Common and preferred stock issued to BH Funding           100,000       $1,000      100,000      $100
     Assumption of payroll tax liabilties - dissolution

     Net income through March 31, 1997

                                                            -----------------------------------------------------------------------
BALANCE, March 31, 1997                                      1,147,060      $11,471    4,961,241    $4,961    1,769,750   $1,770
                                                            =======================================================================



                                                             Additional    Retained
                                                              Paid-In      Earnings       Treasury      Note
                                                              Capital      (Deficit)       Stock     Receivable     Total
                                                             ----------    ---------      --------   ----------     -----
BALANCE, June 30, 1996                                      $8,564,741    ($8,785,132)     ($600)    ($437,500)   ($645,081)

     Proceeds from the exercise of common stock warrants    $1,291,820                                           $1,292,642
     Proceeds from the exercise of pfd. stock options         $821,500                                             $825,000
     Common stock issued to directors                          $14,980                                              $15,000
     Conversion of preferred stock to common stock                $650
     Increase in valuation of investment in affiliate       $1,700,522                                           $1,700,522

     Conversion of Class B Com sh. into Class A Com sh.
     Common and preferred stock issued to BH Funding          $723,900                                             $725,000
     Assumption of payroll tax liabilties - dissolution        $75,344                                              $75,344

     Net income through March 31, 1997                                      ($406,432)                            ($406,432)

                                                          -----------------------------------------------------------------
BALANCE, March 31, 1997                                    $13,193,457    ($9,191,564)     ($600)    ($437,500)  $3,581,995
                                                          =================================================================

  The accompanying notes are an integral part of these financial statements.

                                INTERIORS, INC.
                                 CONSOLIDATED
                           STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)


                                                                                                    NINE MONTHS ENDED
                                                                                                         MARCH 31
                                                                                                ---------------------------
                                                                                                     1997          1996
                                                                                                -------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                                                ($406,432)  ($1,630,186)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                    508,796       666,937
    Provision for losses on accounts receivable                                                      250,000        33,766
    Write off of non-productive assets                                                               698,712
    Reduction of liabilities from dissolution of subsidiary                                         (586,509)
    Financing charge                                                                                  50,000
    Gain from sale of investment securities                                                         (243,945)
    Non-cash provision for discontinued catalog operations                                                       1,100,000
    Provision for dissolution of Italia                                                               56,000
    Provision for issuance of stock                                                                   15,000       193,200
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable, trade                                                  2,344      (147,616)
    Decrease (increase) in inventories                                                              (532,321)     (560,484)
    Decrease (increase) in prepaid expenses and other current assets                                  91,295      (149,669)
    Decrease (increase) in other assets                                                             (127,712)
    Increase (decrease) in accounts payable and accrued expenses                                    (909,241)     (317,114)
    Increase (decrease) in net liabilities and accrued expenses of discontinued operations           (90,557)
    Increase (decrease) in prepaid sales & customer deposits                                                         3,415
                                                                                                 ------------  ------------
          Net cash used in operating activities                                                   (1,224,570)     (807,751)
                                                                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                              (500,467)     (483,234)
  Decrease (increase) in other assets                                                                              (99,995)
   Investment in Decor Group, Inc.                                                                  (826,000)       (2,200)
                                                                                                 ------------  ------------
          Net cash used in investing activities                                                   (1,326,467)     (585,429)
                                                                                                 ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                                                     700,000
  Proceeds from sale of investment securities                                                        372,500
  Repayments of debt and capitalized lease obligations                                              (470,443)     (275,626)

  Proceeds from sale of Series A preferred stock and warrants                                                    1,666,692
  Proceeds from exercise of common stock warrants                                                  1,292,642
  Proceeds from exercise of preferred stock options                                                  825,000
                                                                                                 ------------  ------------
      Net cash provided by financing activities                                                    2,719,699     1,391,066
                                                                                                 ------------  ------------
      Net Increase (decrease) in cash                                                                168,662        (2,114)

CASH, beginning of period                                                                              4,142         2,114
                                                                                                 ------------  ------------

CASH, end of period                                                                                 $172,804            $0
                                                                                                 ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for-
    Interest                                                                                        $177,500      $366,118
    Taxes                                                                                             $5,973        $5,998
NON-CASH FINANCING ACTIVITIES:
   Conversion of convertible debt into Class WC Warrants                                                          $100,000
   Conversion of convertible debt into Class A Preferred Stock                                                    $200,000
   Conversion of Series A Preferred Stock to Class A Common Stock                                       $650
   Stock issuance for prepaid financing charges                                                     $300,000
   Stock issuance for consulting service in connection with Decor acquisition                       $350,000

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



2.     ACQUISITIONS AND STRATEGIC ALLIANCES



   Part of the Company's long-term plan for growth includes either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry to maximize market potential. For this purpose, pursuant to a March 3, 1996 agreement relating to the capitalization of Decor Group, Inc., ("Decor"), Decor issued to the Company 250,000 shares of its Series A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 shares of its Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common stock, (being registered as part of this filing) and 200,000 shares of its Series A Convertible Preferred stock (also being registered as part of this filing) and a guarantee with respect to certain indebtedness should such indebtedness become necessary. (The Decor securities are adjusted to reflect a 1-for-two reverse split effected by Decor in October 1996.) Also, the Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. Concurrent with the exercise of this option, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust".) The Voting Agreement will expire upon the earlier of February 7, 2007 or upon the Company's repayment in full of its obligations to BH Funding, LLC, (Note 3) but in no event earlier than December 31, 1997. The Voting Trust comprises three individuals: the Company's President and Chief Executive Officer (and also the Chairman of the Board of Decor), and two Directors of Decor who are otherwise unrelated to the Company. As part of the Company's investment in Decor, during the months of August and September 1996, the Company purchased 54,934 shares of

Decor's Series C Non-Voting, Convertible, Preferred Stock at a cost of $824,000. In the formation of Decor, the Company's intention was to create an affiliate with a corporate identity clearly separate and distinct from that of the Company. Decor was organized for the purpose of acquiring the business operations of unrelated companies. On November 12, 1996, (the "Effective Date") a public offering by Decor of certain of its securities was declared effective by the Securities and Exchange Commission. Subsequent to the effective date of Decor's initial public offering, the Company owned approximately 79.6% of the total voting stock of Decor. In December 1996, Decor declared and issued a dividend on its common stock payable in the form of two (2) shares of common stock for each one (1) share of common stock held as of the record date of December 16, 1996. Each share of Decor's Series A and Series C Preferred stock are convertible into three (3) shares of Decor's common stock effective December 16, 1996. During February 1997, the Company sold its entire holdings of Series A Convertible Preferred Stock to an independent investor. Assuming conversion by the subsequent holder to common stock, the Company will own approximately 77.5% of the total voting stock of Decor subsequent to such sale and conversion. As of March 31, 1997, the holding in Decor is recorded on the Company's financial statements at the market value on November 12, 1996, the "Measurement Date" of the Company's trading securities previously transferred to Decor during March 1996, plus acquisition costs less the proportionate value of the securities sold during February 1997.



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




         Pursuant to a March 31, 1996 agreement relating to the capitalization of Decor, Laurie Munn, wife of the Company's President and Chief Executive Officer purchased and was issued certain shares of the Common Stock of Decor. As of March 31, 1997, Ms. Munn was issued 300,000 shares of the outstanding common shares of Decor, adjusted to reflect a 1-for-2 reverse split effected by Decor in October 1996, and a stock dividend of two (2) common shares for each common share owned as of December 16, 1996.



3. NOTES PAYABLE



         The Company has outstanding secured financing with United Credit Corporation totaling approximately $700,000 at March 31, 1997. Interest is determined at an annual rate of 16%. The Company signed an agreement in February, 1997, whereby it agreed to issue 100,000 shares of Class A common stock to this debtor. To date, no shares have been issued.


         The Company received $600,000 of loans from BH Funding in February 1997. This loan is to be repaid with interest on April 28, 1998. Interest is determined at an annual rate of 15%. The Company, in order to collateralize the loan to BH pledged and assigned to BH and granted to

BH a continuing security interest in the Company's 20,000,000 shares of Series B Non- Convertible Preferred Stock of Decor and the Company's 54,934 shares of Series C Convertible Preferred Stock of Decor. See note 5 for discussion of equity instruments issued to BH Funding, partially in connection with this financing agreement.

         The Company has outstanding secured financing with Infinity Investors, Ltd. totaling approximately $181,000 at March 31, 1997. The Company paid $40,000 of this balance during April 1997 and will subsequently pay principal of $7,500 per month plus interest calculated at an annual rate of 15% against the unpaid principal balance, until the full balance is repaid for 12 months plus a balloon payment comprising all remaining interest and principal on March 15, 1998. In connection with the settlement of terms agreement, (March 1996) the Company also issued 25,000 warrants to purchase common stock at $2.50 per share. This lender also continues to hold 600,000 common shares as collateral.



         The Company received $100,000 of demand loans from Laurie Munn, wife of the Company's President and Chief Executive Officer during March 1997, at an annual interest rate of 6%.




4. COMMITMENTS AND CONTINGENCIES



          Operating Leases



    On January 16, 1991, the Company entered into a sublease agreement that provides for the leasing of a site which serves as the Company's principal office and manufacturing facility. The term of the sublease expires December 31, 1996. This lease requires minimum annual lease payments of approximately $265,000. The Company has not renewed this lease. The site has been purchased by a new owner on December 31, 1996. On April 14, 1997, The Company entered into a new five year lease of this facility with the new owner. The new lease commenced January 1, 1997, and requires monthly rent payments totaling $192,000 for the first year, $236,400 for the second year, $227,130 for the third year, $245,670 for the fourth year and $255,497 for the fifth year.

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




    Italia occupies approximately 1,750 square feet at International Home Furnishings Center in High Point, North Carolina, pursuant to a lease dated May 1, 1993. The term of the lease is five years and requires minimum annual rent payments of approximately $26,500. The Company terminated this lease on October 31, 1996. In full settlement of outstanding rent liabilities and subsequent cancellation of the lease, the owner of the facility agreed to the Company's offer of certain sample merchandise maintained by the Company at this facility.



     In addition, on March 28, 1996 the Company's Italia operation was closed in Hialeah Gardens, Florida and the product line was out-sourced to Lance Corporation in Hudson, Massachusetts. During July, 1996, Italia's assets were returned to the Company's principal office and manufacturing facility. During December 1996, the operations of Italia were discontinued.



Future minimum lease payments under operating leases are as follows:



                             1997                  $300,000
                             1998                   344,400
                             1999                   335,136
                             2000                   343,670
                             2001                   333,497
                             Thereafter              78,000
                                                 ----------
                                   Total         $1,734,703
                                                 ==========



Union Agreement

      Effective April 1, 1991, the Company signed a three-year (with additional two-year automatic renewal) union contract for its union members under the terms of a collective bargaining agreement. The Company has received notice that the two-year automatic renewal and the existing union contract will remain in effect through April 1, 1996. The Company is currently negotiating the renewal of its union contract. None of the Company's employees have been on strike, or threatened to strike since the Company's inception and The Company believes its relationship with all of its personnel is satisfactory.






Employment Agreements



         The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company has been settled by the execution of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and $50,000 for each of the final three years. As additional compensation, the Company paid Ms. Stevens for reimbursement of certain expenses, $50,000 in various installments during the four months ending December 1996. The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year for seven years, plus automobile and insurance costs for five years. As of June 30, 1996, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Shares, which were previously committed to Ms. Stevens pursuant to her 1995 employment agreement. As of June 30, 1996, the Company issued 1,250,000 shares of its Class B Common Shares (the "Escrow Shares") to Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the "Escrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company. In February 1997, the terms of the agreement with Ms. Stevens were modified to provide for additional payments of approximately $550 per month over 18 months, and to provide for approximately $6,000 as reimbursement for legal expenses.

         On February 15, 1996, the Company's Board of Directors agreed in principle to enter into a four-year employment agreement between the Company and its President and Chief Executive Officer. The agreement will provide an annual base salary of $150,000, with annual increases of 10%. Such increases will be subject to the attainment of profitable results of operations by the Company. In addition, the agreement will grant the President and Chief Executive Officer an option to purchase at any time 150,000 shares of the Company's Series A, 10% Cumulative Convertible Preferred Stock at a price of $2.50 per share. The exercise of this option which has not yet been granted, as well as any subsequent conversion to the Company's Class A Common Stock, will require the prior consent of the Company's investment banking firm. The agreement will also contain a "non-compete" clause and provide the President and Chief Executive Officer with the use of an automobile. As of the date of this filing, the document for this agreement has not been finalized or executed. Presently, the President and Chief Executive Officer draws an annual salary of $150,000 and has the use of an automobile provided by the Company.





         On April 1, 1995, the Company entered into a Consulting Agreement with Morris Munn, father of Max Munn, the Company's President and Chief Executive Officer under which he will provide the Company with: design and fabrication of new molds for sculpture; recommend, and implement improvements in antiquing, woodworking, gilding and carving processes; and attend trade shows for frame making and mold making. Fees under the agreement are payable at $54,000 per annum for one year renewable at the Company's option. On June 30, 1996, Morris Munn's Consulting Agreement was extended for five (5) years. Pursuant to the terms of this new agreement, the Company agreed to issue to Morris Munn an option to purchase up to 350,000 shares of the Company's Preferred Shares at a net exercise price of $2.25 per share. The Preferred Shares issuable upon the exercise of the Option were registered for sale to the public under a Registration Statement in Form S-8 filed with the Securities and Exchange Commission on July 3, 1996. The Option was fully exercised during July to September 1996 generating net proceeds to the Company totaling $787,500. In addition, the new agreement provides for bi-weekly payments to Morris Munn totaling $54,000 per year for five years. In exchange, Morris Munn has agreed to assist the Company with marketing, acquisitions, divestitures, joint ventures and other strategic initiatives. In conjunction with the issuance of the Option, the Company recorded charges against earnings of $87,500 at June 30, 1996. During March 1997, the Company modified its agreement with Morris Munn to: provide additional monthly payments of $950 over two years for the rental of certain machinery used by the Company in its production processes.



         On February 19, 1997, the employment by the Company of Michael J. Amore as its Vice President and Chief Financial Officer was terminated. Mr. Amore has provided consulting services to the Company subsequent to February 19, 1997. Beginning May 6, 1997, the Company will provide Mr. Amore with severance payments totaling approximately $10,000 over five weeks. No other liabilities exist pursuant to Mr. Amore's separation from the Company.




     The Company is currently a party in various legal proceedings. (See "Legal Proceedings"). The Company believes that it has meritorious defenses against all such proceedings and intends to vigorously assert its rights with respect thereto. Although the Company cannot predict the outcome of these proceedings, it is the Company's opinion that all such proceedings, both individually and in the aggregate, will not have a material adverse effect on its results of operations, liquidity, or equity. No legal matters have changed since the Company's Form 10-KSB filed as of and for the year ended June 30, 1996.



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



   In September 1995, the Company lowered the exercise price of the Company's Class WA Warrant to $1.50 per share and arranged to place 180,000 shares of the Company's Class A shares which were previously sold pursuant to a "Regulation S" private placement into escrow. These shares were sold in January 1996 to unrelated parties pursuant to a restructuring of a note payable by the Company to the holder of these shares as discussed below. On July 16, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Class WA Warrants and underlying Common A Shares. The Commission declared this Registration Statement effective on July 19, 1996. Through the date of this filing, 704,412 of the Company's Class WA Warrants were exercised at $1.50 per warrant, generating proceeds to the Company totaling $1,056,618. Of these proceeds, $811,500 was used to purchase 54,100 shares (adjusted for a 1-for-2 reverse split effected in October 1996) of Decor Group, Inc.'s Series C Non-Voting, Convertible, Preferred Stock. The balance of the proceeds was retained by the Company for working capital needs, for the repayment to Decor of outstanding loans of $50,000, and for the provision of additional loans to Decor. At March 31, 1997, the balance of loans to Decor totals $110,000.



  On May 7, 1997, the Company announced that it will extend the exercise period of its Class WA Warrant to June 22, 1998.



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

   During February 1997, pursuant to an agreement which BH Funding, LLC will provide certain advisory services to the Company over five years, the Company agreed to issue to BH Funding 100,000 shares of its Class A Common shares and 100,000 shares of its Series A Preferred shares. (See Note 6).

   Pursuant to a July 1996 agreement (the "Forfeit Agreement") between the Company's President and CEO's wife and the Company's underwriters ("VTR"), in consideration for the release of the Company's restrictions on issuing shares of capital stock, the wife may be required to forfeit her equity holdings (519,750 Class A Shares and 519,750 Class B Shares) to the Company if pre-tax earnings fall below $330,000 and $366,000 for the years ending June 30, 1997 and 1998 respectively.

   Other than services provided by the Company's investment banking firm, no services have been provided at the Company's direction by any consultant or advisor with respect to the issuance or sale of the Company's equity securities.


6.                RECENT DEVELOPMENTS


   Because of declining revenues and high operating costs, on December 16, 1996, the Board of Directors decided to discontinue and dissolve Italia. On December 27, 1996, a Notice of Public Auction was distributed by Italia, advising all interested parties that a public auction of all the assets of Italia consisting of molds, equipment, models, and inventory listed in a Security Agreement entered into between Italia, as debtor, and United Credit Corporation, as secured party, was to occur. The auction took place on January 10, 1997 and the Company was the successful bidder, thereby acquiring all of the assets of Italia in consideration for a payment of $2,000 and the assumption by the Company of the liabilities of Italia to United Credit Corp., which as of March 31, 1997 totaled approximately $806,000. Since the financial statements of Italia are consolidated into those of the Company, Italia's liabilities have already been reflected on the Company's historical consolidated financial statements. At March 31, 1997, the Company made the adjustments necessary to properly restate recorded assets and liabilities, together with a general reserve approximately $56,000. These adjustments included approximately $590,000 write-off of debt recorded based on the advice of the Company's legal counsel. (As the Company is not legally liable for such liabilities). Further, the Company wrote off approximately $700,000 in assets related to its Italia subsidiary which were not considered to benefit the Company's future operations.


         In February 1997, the Company received a loan from BH Funding, LLC ("BH") in the aggregate principal amount of $600,000 to be utilized to repay certain indebtedness of the Company and for continued operating expenses. The Company in order to collateralize the loan to BH pledged and assigned to BH and granted to BH a continuing security interest in the Company's 20,000,000 shares of Series B Non-Convertible Preferred Stock of Decor, and the Company's 54,934 shares of Series C Convertible Preferred Stock of Decor. The loan is to be repaid to BH Funding, LLC with interest on April 28, 1998. The Company received $375,000 of proceeds relating to the sale by the Company of its holdings of 250,000 shares of Series A Convertible Preferred Stock of Decor Group, Inc. to BH Funding.



    In connection with this agreement, the fair market value of these shares on the date of issuance was allocated as follows:$300,000 as acquisition consulting on the Decor transaction; $300,000 as interest on the loan ( to be amortized over the life of the loan using the effective interest method); and $25,000 as additional expense on the Company's sale of its 250,000 Series A Convertible Preferred Stock holdings in Decor Group Inc.



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




                           MANAGEMENT DISCUSSION AND ANALYSIS



General



   The following discussion should be read in conjunction with (a) the information contained in the financial statements of the Company (the "Financial Statements") and the Notes (the "Notes") thereto appearing elsewhere herein and
(b) the Company's Form 10-KSB and Form 10-QSB/A filed for the periods ended June 30, 1996 and March 31, 1997. The financial statements have been prepared in conformity with generally accepted accounting principles, but have not been audited except that financial balances at June 30, 1996 disclosed herein are based on the Company's financial statements for the fiscal year ended June 30, 1996, which have been audited by the Company's independent auditors ("Auditors".) The auditors have issued a modified opinion on the Company's financial statements at June 30, 1996 (See Risk Factors - Modified Auditors's Report.) Due to $5,283,773 net losses during the year ended June 30, 1996, and negative net worth at that date, substantial doubt existed as to the Company's ability to continue as a going concern. During the period subsequent to June 30, 1996, certain events led to improvement of the Company's financial position.



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

A.P.F. Master Framemakers division for the nine months ended March 31, 1997 decreased $229,000 or 7.3% to $2,915,000 from $3,144,000 for the nine months ended March 31, 1996. These decreases are largely due to the discontinuation of selling certain products to the discontinued Italia unit, partially offset by approximately $222,000 of revenues realized by a new relationship with a major party plan marketer. (See "Liquidity and Capital Resources.") Due to the termination of operations, the net sales for the Italia Collection subsidiary for the quarter ended March 31, 1997 decreased $269,000 or 108.9% to ($22,000) from $247,000 for the quarter ended March 31, 1996. The negative sales for the current quarter reflect certain returns of merchandise by customers during the current quarter. Due to termination of operations, the net sales for the Italia Collection subsidiary for the nine months ended March 31, 1997 decreased $1,846,000 or 97.7% to $43,000 from $1,889,000 for the nine months ended March 31, 1996. Because of declining revenues and high operating costs, the Company decided to discontinue and dissolve Italia. (See "The Company - Italia Collection.")



   The Company's cost of goods sold as a percentage of net sales increased to 60% for the nine months ended March 31, 1997, from 50% for the nine months ended March 31, 1996. During March 1997, pursuant to the dissolution of Italia, inventory totaling approximately $226,000 was written off. Without this charge, the Company's cost of goods sold as a percentage of net sales would have totaled approximately 53% for the nine months ended March 31, 1997. Revenues of Italia have historically been generated at a higher gross margin than those of the A.P.F. Master Framemakers Division. Since Italia revenues have significantly declined during the current period versus the prior period, the consolidated gross margins for the current period have declined versus the prior period, even without the charges recorded for inventory write offs. The Company used during the three and nine months ended March 31, 1997 and 1996 the gross profit method to value inventory. The Company expects to begin the implementation of a perpetual inventory system within the next twelve months. The Company believes that such a system will enable it to determine product costing and margins more precisely. No assurances can be given however that the Company will successfully implement this new system, or that greater precision in the determination of product costing or margins will be achieved.



   The Company's selling, general and administrative expenses as a percentage of net sales totaled 48.4% for the nine months ended March 31, 1997, versus 42.1% for the nine months ended March 31, 1996. The increase was due to a reserve for bad debts of $250,000. Without this reserve, the Company's selling, general and administrative expenses as a percentage of net sales would have totaled approximately 39.9% for the nine months ended March 31, 1997. To achieve the reduction in the ratio of selling, general, and administrative expenses as a percentage of net sales for the nine months ended March 31, 1997 versus the prior period, the Company has taken certain measures to reduce expenses. For example, reductions of administrative personnel have led to reduced salaries, benefits, and travel expenses. Also discretionary spending for such items as stationery and supplies, advertising, and consulting fees has been curtailed. Finally, due to the overall reduction of revenues, sales commission expenses are reduced in the current period versus the prior period. Interest expense as a percentage of net sales totaled approximately 10.6% for the nine months ended March 31, 1997, versus approximately 6.4% for the nine months ended March 31, 1996. In absolute dollars however. interest expense is approximately $7,000 lower in the nine months ended March 31, 1997 versus the nine months ended March 31, 1996 because certain debts outstanding at higher rates of interest have been replaced by loans carrying lower interest costs. Interest as a percent of net sales has increased because of the reduced net sales of the current period versus the prior period.



   For the quarter ended March 31, 1997, the Company realized a net loss of approximately $291,000 ($0.07 per share), versus net income from continuing operations of approximately $4,000 ($0.00 per share), and a loss from discontinued operations of approximately $863,000 ($0.33 per share) for the quarter ended March 31, 1996. For the nine months ended March 31, 1997, the Company realized a net loss of approximately $406,000 ($0.09 per share), versus a net loss from continuing operations of approximately $106,000 ($0.04 per share), and a loss from discontinued operations of approximately $1,524,000 ($0.59 per share) for the nine months ended March 31, 1996.





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



     Net sales for the A.P.F. Master Framemakers division for the fiscal year ended June 30, 1996 decreased by $154,000 or 4.4% to $3,369,000 from $3,523,000 for the fiscal year ended June 30,1995. The average selling price per order for the A.P.F. Master Framemakers division remained relatively unchanged for the fiscal years ended June 30, 1996 and 1995.



    With the acquisition by the Company of Italia Collections Inc.(Italia) in October 1994 (See "Description of Business"), the Company began to conduct its wholesale business through Italia. During the transition from the Company's prior wholesale business to Italia, the Company generated revenues of $528,000 from this wholesale business during the year ended June 30, 1995. Italia revenues for this same period totaled $1,104,000. Thus, for the year ended June 30, 1995, the Company's wholesale based revenues totaled $1,632,000. Net sales for Italia for the fiscal year ended June 30, 1996 totaled $2,010,000, which is an increase of $378,000 or 23.2% over total wholesale business for the prior year. During the year ended June 30, 1996, as disclosed in the "Description of Business", Italia has been undergoing disruption due to efforts to relocate Italia operations to a suitable location. Because of this disruption, the revenues for the year ended June 30, 1996 have been negatively affected. Also, additional expenses pursuant to relocation efforts totaling some $235,000 have been incurred.



    The Company's cost of goods sold from continuing operations as a percentage of net sales increased to 66.1% for the the fiscal year ended June 30, 1996, from 59.7% for the fiscal year ended June 30, 1995. This increase is due to larger fourth quarter book-to-physical adjustments as compared to the prior year recorded by the Company during the year ended June 30, 1996. Gross margins for the year ended June 30, 1996 are largely consistent with those of the prior year.



     Selling, general and administrative expenses from continuing operations increased $1,791,000 or approximately 98% over the comparable amount in the prior year. Such increase included additional costs relating to the relocation of Italia in the amount of approximately $763,000, additional reserves for certain assets of $310,000, additional facilities charges of approximately $120,000, with the balance relating to various other costs associated with the implementation of the Company's strategic plan.

   Interest expense for the year ended June 30, 1996 increased approximately $302,000 to $538,000 versus the year ended June 30, 1995. Italia's revenues were financed with a New York based secured lender pursuant to an asset-related formula. (See Liquidity and Capital Resources.) Italia's revenues have increased $906,000 during the year ended June 30, 1996 versus June June 30, 1995. This is the basis for approximately $122,000 of the current year increase. The balance relates to financing costs related to certain third-party loans obtained during the prior year.



    Because of the Company's decision to discontinue its catalog operations, it incurred charges during the year ended June 30, 1996 for such discontinuation totaling $2,935,633. These charges relate primarily to a loss for the current year's operations of approximately $789,000, inventory reserves of approximately $954,000, reserves for other assets of approximately $354,000, charges for the settlement of related party lawsuits of approximately $519,000, with the balance primarily relating to estimated charges for operating losses.



   The Company believes that the charges recorded during the year ended June 30, 1996 are sufficient. The Company will wind down its catalog business by March 31, 1997, and may possibly mail one final clearance catalog, The Company's management believes that no additional charges will be necessary from such efforts.



Liquidity and Capital Resources



  Management believes that cash flow from operations through March 31, 1997 were not sufficient to support such operations. Accordingly, Company management has been implementing what it believes to be the corrective changes deemed necessary. Specific action taken as of the date of this filing include the following: a) The Company is seeking either the acquisition of or entering into stategic alliances with unrelated companies in the decorative accessories industry. As part of this strategy, a public offering of certain securities of Decor Group, Inc. ("Decor"), an affiliate of the Company, has been declared effective by the Securities and Exchange Commission on November12,1996(the "Effective Date"). On November 18, 1996, Decor acquired substantially all of the operating assets and assumed certain liabilities of Artisan House, Inc., a California based manufacturer and distributor of metal wall, table, and freestanding sculptures. (See "Acquisitions and Strategic Alliances."), b) Due to declining revenues and high operating costs, the Company has discontinued its catalog business effective

March 31, 1996 (See "The Company - Discontinuation of operations of Interiors Catalog"), c) Beginning with the quarter ended March 31, 1996, the Company has begun to reduce operating expenses through a combination of staff reductions and expense controls, d) Due to declining revenues and high operating costs, in December 1996, the Company dissolved its Italia Collection subsidiary (See "The Company - Italia Collection"), and e) The Company is seeking additional sources of revenues. As part of this effort, on October 12, 1996. the Company announced that it has entered into an exclusive three year agreement with a major party plan marketer of customized canvas based enlargement of photographs. As of March 31, 1997, approximately $222,000 of revenues have been realized by the Company from this relationship. No assurances however can be given that these, or any subsequent initiatives by the Company will ultimately produce the desired positive cash flow from operations. Finally, the Company has begun to implement a marketing program meant to increase revenues of its Master Framemakers Division. No assurances can be given that these measures will generate the fiscal improvement sought by the Company.



   On June 1, 1997 the Company entered into an agreement (the "Agreement")which agreement superseded the Requirements Agreement. The Agreement provides that, in exchange for the Company agreeing to supersede the terms of the Requirements Agreement and sell certain manufacturing equipment and related assets to P-2-A, P-2-A will pay to the Company $600,000 in cash. The Company agreed that upon its receipt of the $600,000, the Company will purchase from P-2-A 150,000 shares of P-2-A's common stock and 120,000 of P-2-A's common stock purchase warrants for an aggregate purchase price of $600,000. Additionally, P-2-A will pay the Company $50,000 for the non-exclusive right to utilize the Company's existing mail-order customer list. P-2-A also agreed to sublease approximately 21,000 square feet of office and manufacturing space from the Company at an annual rental rate of $63,000 per year plus rent escalations. The term of the sublease is from June 1, 1997 to December 31, 2001.





   At March 31, 1997, cash balances totaling approximately $173,000 were recorded as compared to approximately $4,000 at June 30, 1996. Net cash used in operating activities during the nine months ended March 31, 1997 totaled approximately $1,225,000 compared with net cash used in operating activity of approximately $808,000 during the nine months ended March 31, 1996. During the nine months ended March 31, 1997, cash used from operations was largely a result of the current period's net loss of approximately $406,000, increased by non-cash charges for depreciation, amortization, bad debts, write-offs of non-productive assets, dissolution of subsidiary, and stock issuances of approximately $1,529,000, and reduced by non-cash reduction of liabilities from extinguishment of debt, and gain on sale of investment securities of approximately $830,000, and impacted by decreases in trade receivables of approximately $2,000, increases in inventories of approximately $532,000, decreases in prepaid expenses of approximately $91,000, increases in other assets of approximately $128,000 and decreases in notes payable, accounts payable and accrued expenses of approximately $1,000,000.



   Because of declining revenues and high operating costs, on December 16, 1996, The Board of Directors decided to discontinue and dissolve Italia. On December 27, 1996, a Notice of Public Auction was distributed by Italia, advising all interested parties that a public auction of all the assets of Italia consisting of molds, equipment, models, and inventory listed in a Security Agreement entered into between Italia, as debtor, and United Credit Corporation, as secured party, was to occur. The auction took place on January 10, 1997 and the Company was the successful bidder, thereby acquiring all of the assets of Italia in consideration for a payment of $2,000 and the assumption by the Company of the liabilities of Italia to United Credit Corp., which as of March 31, 1997 totaled approximately $806,000. Since the financial statements of Italia are consolidated into those of the Company, Italia's liabilities have already been reflected on the Company's historical consolidated financial statements. At March 31, 1997, the Company made the adjustments necessary to properly restate recorded assets and liabilities, together with a general reserve of approximately $56,000. These adjustments included approximately $590,000 write-off of debt recorded based on the advice of the Company's legal counsel (as the Company is not legally liable for such liabilities). Further, the Company wrote-off approximately $700,000 in assets related to its Italia subsidiary which were not considered to benefit the Company's future operations.


  Cash balances of approximately $4,000 were recorded as of June 30, 1996, as compared to approximately $2,000 at June 30, 1995, representing an increase of approximately $2,000. Net cash used in operating activities was $1,144,000 at June 30, 1996, as compared to net cash used in operating activities of approximately $2,287,000 at June 30,1995. The decrease in net cash used in operating activities was primarily due to the net loss of $5,284,000 offset by a non-cash provision for discontinued operation totaling $2,236,000, and also offset by the following changes from continuing operations: non-cash charges for depreciation of $680,000, and for stock issuances of $141,000, increases in accounts payable and accrued expenses of $1,113,000, inventories of $346,000, and a decrease in accounts receivable of $179,000. The decrease in accounts receivable was primarily due to the Company's adherence to established credit policies while at the same time successfully pursuing the collection of past due balances. Although total inventories decreased during the current period, inventories from continuing operations increased largely due to support the Italia business. The increase in accounts payable and accrued expenses was due largely to increased operating expenses incurred during the current year. (See "Results of Operations".)



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



   Net cash provided by financing activities totaled approximately $2,720,000 during the nine months ended March 31, 1997 versus approximately $1,391,000 during the nine months ended March 31, 1996. During the current period, the funding was the result of the exercise by investors of 704,412 Class WA Warrants to acquire 704,412 shares of Class A Common shares and 704,412 Class WB Warrants for an exercise price of $1.50, and the exercise by investors of 118,012 Class WB Warrants to acquire 118,012 shares of Class A Common shares for an exercise price of $2.00, and the exercise of an option to acquire 350,000 shares of Series A Preferred Shares at a net exercise price of $2.25, and the receipt of proceeds totaling $600,000 pursuant to new debt financing obtained by the Company during February 1997, and the receipt of proceeds totaling $372,500 pursuant to the sale by the Company during February 1997 of certain securities held for sale, less repayments of notes payable of $470,000. During the nine months ended March 31, 1996, the funding was the result of the sale by the

Company of 460,000 shares of Series A Preferred Stock registered by the Company in September 1995, offset by debt repayments totaling approximately $276,000. The net proceeds from the Preferred Offering were approximately $1,633,000, including over-allotments. In addition, Laurie Munn wife of the Company's president, loaned theCompany $100,000 on March 28, 1997. The demand Promissory Note bears interest at the rate of 6.0% per annum.



   Net cash provided by financing activities was $1,689,000 for the year ended June 30, 1996, compared to $1,839,000 for the year ended June 30, 1995. The primary source of the current year's financing was the Company's Preferred Stock Offering in September 1995 generating proceeds of $1,633,000. During fiscal 1995, the Company sold 3,000,000 Class WA Warrants to raise net proceeds of approximately $372,000 in additional working capital in part to suuport the acquired operations, sale of 500,000 registered Class A Common shares to raise net proceeds of approximately $438,000, and the sale of 235,000 Class A Common shares pursuant to Regulation S under the Securities Act of 1933 ("Regulation S") to raise net proceeds of approximately $283,000.



   As of March 31, 1997, the Company's financial position reflected a working capital deficit of approximately $486,000, versus a working capital deficit of approximately $2,512,000 at June 30, 1996. Of this working capital deficit at March 31, 1997, $826,000 is directly attributable to the Company's direct investment in Decor Group, Inc. (See above.) As of March 31, 1997 versus June 30, 1996, trade receivables decreased approximately $252,000, inventories increased approximately $476,000, and current liabilities decreased approximately $1,425,000, due largely to the proceeds received from the equity transactions described above, and to the extinguishment of liabilities totaling approximately $587,000 during March 1997.



     As of June 30, 1996, working capital was ($2,512,000), as compared to ($15,000) as of June 30, 1995. As of June 30, 1996, trade accounts receivable decreased $179,000 and inventories decreased $346,000 versus the prior period. Notes payable and current maturities of long-term debt reduced $369,000 during the same period. The changes from these specific accounts produce a reduction to working capital of $536,000. Additionally, in connection with plans to discontinue its catalog operations, the Company recorded reserves totaling approximately $2,200,000, which is the substantial cause of the decrease of working capital during the year ended June 30, 1996. The Company's Management believes that this working capital reduction will be isolated to the year ended June 30, 1996, and that positive working capital will be generated during subsequent periods. As disclosed at the beginning of "Results of Operations" the negative working capital changes during the year ended June 30,1996 are consistent with the Company's intentions to reposition itself for growth and profitability in subsequent periods. No assurances can be given, however, that the Company's expectations of improved results in subsequent periods will occur.



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



   In May 1995, the Company filed a registration statement with the Securities and Exchange Commission which, among other things, lowered the exercise price of the Company's Class WA Warrant to $1.50 per share. Also in May 1995, the Company arranged to place 180,000 shares of the Company's Class A Shares which were previously sold pursuant to a "Regulation S" private placement into escrow. These shares were sold in January 1996 to unrelated parties pursuant to a restructuring of a note payable by the Company to the holder of these shares as discussed below. On July 16, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to re-register the Class WB Warrants and underlying Common A shares issuable if all outstanding Class WA Warrants were exercised. The Commission declared this Registration Statement effective on July 19,1996. Through the date of this filing, 704,412 of the Company's Class WA Warrants were exercised at $1.50 per warrant, generating proceeds to the Company totaling $1,056,618. Of these proceeds, $811,500 was used to purchase 54,100 shares of Decor Group, Inc.'s Series C Non-Voting, Convertible, Preferred Stock. The balance of the proceeds was retained by the Company for working capital needs, and for the provision of loans to Decor Group, Inc.



    On October 16, 1995, the Company entered into an agreement to restructure a promissory note dated May 1995, with the principal amount of $500,000 bearing interest at the rate of 18% per annum with the principal which was due and payable in full on September 30, 1995 and a $150,000 note dated May 12, 1995, bearing interest at the rate of 18% payable monthly with 135% of the principal which was also due and payable in full on September 30, 1995 with Infinity Investors, Ltd., a Nevis, BWI Corporation. ("Infinity"). The $500,000 note arose from the restructuring of a sale of 270,000 shares of the Company's Class A Common Stock to Infinity for proceeds totaling $501,120 under Regulation S into a loan whereby 180,000 of the 270,000 Class A shares would be placed into escrow, and ultimately sold by Infinity in satisfaction of $180,000 of the note, with the balance of $220,000 to be paid by the Company in installment payments. As of October 16, 1995 the parties agreed the Company owes Infinity, including interest and monthly extension fees of approximately $102,500 through December 15, 1995, an aggregate amount of approximately $805,000. Pursuant to the new agreement, the Company paid $405,000 to Infinity upon acceptance of the agreement. The Company also delivered a Promissory Note in the the principal amount of approximately $400,000, in extension and replacement of the remaining balance due and payable of $180,000 on or before December 15, 1995 and $220,000 on July 31, 1996. As noted above, the new agreement also stipulates that Infinity shall sell the 180,000 shares of the Company's Class A Common Stock, held in escrow by Infinity, for $180,000 to an unaffiliated third party. The proceeds of such sale will be applied against the note during January 1996. In addition, during December 1995, the Company issued to Infinity 35,000 unregistered shares of Class A Common Stock. Such shares shall be afforded a piggyback registration right for all registration statements filed by the Company before July 31, 1996. Approximately $25,000 was charged against earnings during the quarter ended December 31, 1995 in conjunction with the issuance of these shares. The promissory note is also guaranteed by Max Munn, President and Chief Executive Officer of the Company. The note is collateralized by 600,000 shares of the Company's Class A Common Stock formerly owned by the Company's Italia Collections Inc. subsidiary. The Company has reached a general agreement with this lender to restructure the repayment schedule of approximately $280,000 of principal and interest payable at March 31, 1997. Under the terms of this agreement, the Company paid $40,000 to the lender in April 1997, and will subsequently pay principal of $7,500 per month plus interest calculated at an annual rate of 15% against the unpaid principal balance. Pursuant to settlement agreement, the Company also issued 25,000 warrants to purchase common stock at $2.50 per share.



    In January 1996, the Company's Board of Directors elected to lower the exercise price of the Company's Class WB Warrant to $2.00 per Class A Common share, subject to the filing and effectiveness of a Registration Statement with the Securities and Exchange Commission. Such Registration Statement was filed with the Commission on July 16, 1996 and declared effective on July 19, 1996. This registration statement registered all Class WB Warrants issuable upon exercise of all outstanding Class WA Warrants, as well as Class A Common Stock issuable upon exercise of all potentially outstanding warrants. As of the date of this filing, 118,012 of the Company's Class WB Warrants were exercised generating proceeds of $236,024. These proceeds were retained by the Company to support working capital needs and for the provision of loans to Decor Group, Inc. Further, in connection with Decor's public offering, the Company will recognize any gains in accordance with Securities and Exchange Commission("SEC") Staff Accounting Bulletin No. 51.



   In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the record date.) Payment was made on March 1, 1996 by the issuance of
0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the record date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. As of the date of this filing, the Company has not yet declared a dividend to its Series A 10% Cumulative Convertible Preferred Stockholders for either September 1996, or March 1997. Cumulative but unpaid dividends on Series A 10% Cumulative Preferred Stock as of March 31, 1997 totals approximately $524,000 which the Company intends to declare and issue during the subsequent period in the form of Class A Common shares.



    In February 1996, the Company's Board of Directors approved the issuance to Sol Munn of 150,000 shares of the Company's Class A Common Stock, in consideration for past consulting services provided. The Company is planning to register these securities with the Securities and Exchange Commission during the quarter ended March 31, 1997.

These shares, which bear a restrictive legend, were issued on April 12, 1996. In conjunction with the issuance of these shares, approximately $54,000 of charges were recorded against earnings during the year ended June 30, 1996. The 150,000 Class A Common Shares are subject to a "lock-up" agreement with VTR Capital Corporation, the Company's investment bankers.



     In April 1996, the Company's investment banking firm arranged for the private placement of 175,000 shares of the Company's Common A Stock and 50,000 shares of the Company's Series A Preferred Stock. These shares, all of which bear a restrictive legend, were issued on April 24, 1996 to various independent investors (the "Investors") generating gross proceeds of $431,251. The Company realized net proceeds of $310,609 which was used to pay certain outstanding liabilities. Commencing thirty (30) days following the date of the close of the private placement, the Investors had the right to demand in writing (the "Demand Notice") that the Company file a registration statement with the Securities and Exchange Commission (the "Commission") which shall cover the shares and allow the Investor to sell the shares to the public. Within fifteen (15) days following receipt of the Demand Notice, the Company is required to file such registration statement and use its best efforts to have such registration statement declared effective by the Commission and such state securities regulators as reasonably requested by the Investor.



   Pursuant to the Company's June 30, 1996 settlement with Ann Stevens (the "Settlement"), a former executive of the Company, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Stock. This filing is meant, among other things, for the purpose of registering these 50,000 Class A Common Shares with the Securities and Exchange Commission. The 50,000 Class A Common Shares are subject to a "lock-up" agreement with VTR Capital Corporation, the Company's investment bankers. These shares are being registered as part of this registration statement. Also pursuant to the Settlement, the Company issued to Michael Levine as escrow agent (the "Escrow Agent") 1,250,000 unregistered shares of the Company's Class B Common shares (the "Escrow Shares".) The Escrow Shares shall not be voted by the Escrow Agent, unless the Company defaults on its obligations under the agreement. Upon satisfaction of such obligations, the Escrow Shares shall be returned by the Escrow Agent to the Company. (See

"Legal Proceedings".) In conjunction with the issuance of the Company's shares to Ms. Stevens, the Company recorded charges against earnings totaling $71,400 at June 30, 1996.



   Pursuant to the settlements reached with Ann Stevens, as well as other related parties (See "Legal Proceedings"), the Company is required to make various periodic payments as disclosed in "Legal Proceedings." The Company believes that these settlements will have no other effect on the Company's activities in future periods.



   During September 1996, pursuant to the Company's Director Stock Option Plan, the Company issued: 10,000 shares of its Class A Common shares to Roger Lourie, an outside director of the Company, and 10,000 shares of its Class A Common shares to various individuals named by Richard Josephberg, also an outside director of the Company. These shares bear a restrictive legend. Pursuant to the issuance of these shares, approximately $15,000 was charged against earnings at March 31, 1997.



   The Company has outstanding secured financing with Infinity Investors , Ltd totaling approximately $181,000 at March 31, 1997. The Company paid $40,000 of this balance during April 1997 and will subsequently pay principal of $7,500 per month plus interest calculated at an annual rate of 15% against the unpaid principal balance, for 12 months plus a balloon payment comprising all remaining interest and principal on March 15, 1998. In connection with the settlement of terms agreement (March 1996), the Company also issued 25,000 warrants to purchase common stock at $2.50 per share. This lender also continues to hold 600,000 common shares as collateral.



  In February 1997 the Company received a loan from BH Funding, LLC ("BH") in the aggregate principal amount of $600,000 to be utilized to repay certain indebtedness of the Company and for continued operating expenses. The Company in order to collateralize the loan to BH pledged and assigned to BH and granted to BH a continuing security interest in the Company's 20,000,000 shares of Series B Non-Convertible Preferred Stock of Decor, and the Company's 54,934 shares of Series C Convertible Preferred Stock of Decor. Simultaneously with the loan to the Company, BH purchased all of the Company's Series A Convertible Preferred Stock holdings in Decor Group, Inc., a total of 250,000 shares. In addition, the Company entered into a Consulting Agreement with BH whereby BH would agree to provide consulting and other services to the Company in exchange for 100,000 shares of the Company's Class A Common Stock and 100,000 shares of the Company's Series A Convertible Preferred stock (the"Consulting Shares") . The Consulting Shares are being registered as a part of this Registration Statement. In connection with this agreement, the fair market value on these shares on the date of issuance was allocated as follows: $300,000 as acquisition consulting on the Decor transaction; $300,000 additional financing costs on the loan (to be amortized over the life of the loan using the effective interest method); and $25,000 as additional expense on the Company's sale of its 250,000 Series A Convertible Preferred Stock holdings in Decor Group, Inc.



    On May 7, 1997 the Company announced that it had extended the exercise period to June 22, 1998.



    The Company is currently a party in various legal proceedings. (See "Legal Proceedings"). The Company believes that it has meritorious defenses against all such proceedings and intends to vigorously assert its rights with respect thereto. Although the Company cannot predict the outcome of these proceedings, it is the Company's opinion that all such proceedings, both individually and in the aggregate, will not have a material adverse effect on its results of operations, liquidity, or equity.



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



Item 1.  Legal Proceedings



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




   The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company has been settled by the execution of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and $50,000 for each of the final three years. As additional compensation, the Company will pay Ms. Stevens for reimbursement for certain expenses, $50,000 in various installments during the four months ending December 1996. The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year for seven years, plus automobile and insurance costs for five years. As of June 30, 1996, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Shares, which were previously committed to Ms. Stevens pursuant to her 1995 employment agreement. The purpose of thi filing, among other things, is to register these 50,000 Class A Common Shares with the Securities and Exchange Commission. The 50,000 Class A Common Shares are subject to a "lock-up" agreement with VTR Capital Corporation, the Company's investment bankers. As of June 30, 1996, the Company placed into escrow 1,250,000 shares of its Class B Common Shares (the "Escrow Shares") with Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the "Escrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company.



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



   In August 1996, The Munn Trust of 1975, Sol Munn and Evelyn A. Munn, Co-Trustees commenced an action in the Supreme Court of New York , County of Suffolk against the Company as well as Max Munn, the Company's President and Chief Executive Officer and Laurie Munn, his wife for non-payment of $150,000 plus interest. The Company claims that any obligation that it had pursuant to this matter has been satisfied by the Company in the prior fiscal year and that any amounts that may be unpaid are due solely by Mr. and Mrs. Munn. The Company has not guaranteed such liabilities. This matter has been settled.



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