Form 10KSB
period 1997-06-30
INTERIORS INC
filed 1997-10-14
CIK 921563

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             REPORT ON FORM 10-KSB


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1997.
                          -------------

COMMISSION FILE NO. 0-24352
                   ---------

                                INTERIORS, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                 13-3590047
 (STATE OF OR OTHER JURISDICTION           (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

      320 WASHINGTON STREET
      MT. VERNON, NEW YORK                              10553
     ----------------------                           ----------
     (ADDRESS OF PRINCIPAL                            (ZIP CODE)
       EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 665-5400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE.
                                                             ----

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                    ---------------------------------------
                               (TITLE OF CLASS)

 SERIES A 10% CUMULATIVE CONVERTIBLE PREFERRED STOCK, PAR VALUE $.01 PER SHARE
 -----------------------------------------------------------------------------
                               (TITLE OF CLASS)

               CLASS WA REDEEMABLE COMMON STOCK PURCHASE WARRANT
               -------------------------------------------------
                               (TITLE OF CLASS)

               CLASS WB REDEEMABLE COMMON STOCK PURCHASE WARRANT
               -------------------------------------------------
                               (TITLE OF CLASS)

             CLASS WC REDEEMABLE PREFERRED STOCK PURCHASE WARRANT
             ----------------------------------------------------
                               (TITLE OF CLASS)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF THE REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

      ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE $4,796,000

      THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES
OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING PRICE OF SUCH STOCK AS OF OCTOBER 10, 1997, WAS APPROXIMATELY $2,102.943

NUMBER OF SHARES OUTSTANDING OF THE ISSUERS COMMON STOCK AS OF OCTOBER 10, 1997, WAS 5,117,491 SHARES.

                     DOCUMENTS INCORPORATED BY REFERENCE:




      NONE.

                                    PART I

------------------------------------------------------------------------------
ITEM 1      BUSINESS
------------------------------------------------------------------------------

The Company was incorporated in October 1990 under the name A.P.F. Holdings, Inc., a New York corporation ("A.P.F.") and merged with and into Interiors, Inc., a Delaware corporation in March 1994. It has been engaged since 1990, through its A.P.F. Master Framemakers Division ("A.P.F. Master Framemakers"), in the manufacturing and marketing of traditional and contemporary picture and mirror frames to fashion retailers, museums, art galleries, decorators, collectors and frame retailers. The Company is qualified to do business in New York under the name A.P.F. Master Framemakers.

The Company operates two showrooms, one at 75th Street in Manhattan, and one at the Company's Mt. Vernon location. The sales generated from the Manhattan showroom were approximately $2,804,000 and $2,920,000 for the year ended June 30, 1997 and 1996, respectively. A Philadelphia showroom which closed in June, 1997 generated sales of approximately $107,000 and $218,000 for the year ended June 30, 1997 and 1996, respectively. Sales generated from the Mt. Vernon showroom were approximately $1,735,000 and $806,000 for the year ended June 30, 1997 and 1996, respectively. These amounts include approximately $1.2 million in sales to a major fashion retailer, which constitutes approximately 25% of the Company's revenues for fiscal year 1997.

The Company believes that the decorative accessory supply industry will consolidate as major retailers attempt to increase their "single-sourcing" in order to reduce distribution and related expenses. The Company intends to capitalize on the fragmented nature of the supply side of the home decorative accessory industry and the consolidation of such industry through either strategic alliances or the acquisition of manufacturers and distributors of art-related decorative accessories. Through such means, the Company intends to increase the number and nature of products manufactured by the Company, thereby expanding its presence in the decorative accessories market. Such products will be offered for sale by the Company through its existing divisions or other newly created units. Management believes that increasing the number and kinds of products it manufactures will enhance its ability to expand its wholesale operations as the Company develops the ability to market "whole room" packages of accessories to furniture and department stores.

A.P.F. MASTER FRAMEMAKERS

The Company's custom picture frames are marketed primarily to museums, fashion retailers, better art galleries, upscale frame shops and decorators, as well as collectors of important works of art under the trade name "A.P.F. Master Framemakers

There are approximately 15,000 picture frame retailers in the United States. In management's opinion, approximately 3,000 of these serve markets which the Company believes may be sufficiently affluent to support the Company's product line. The A.P.F. Master Framemakers division now conducts business with only approximately 300 of these retailers, or about 10% of this market segment. The Company plans to expand its sales to the "high-end" of this industry.

Prices on individual custom-made frames range from $100 to well over $10,000 with the majority under $5,000. The Company has crafted several single frames in excess of approximately $10,000 each during the last 3 years. The Company utilizes varying discount and pricing structures for its different market segments, with frame retailers receiving the largest price discount and art collectors receiving minimal price reductions depending on the level of aggregate annual purchases and the degree of customization requested. Historically, The A.P.F. Master Framemakers division has not experienced significant returns since its business is generated from orders for custom-made products.

ITALIA COLLECTION

On October 21, 1994 (the "Closing Date") the Company, through its then newly-formed wholly-owned subsidiary, Italia Collection, Inc. ("Italia"), acquired all of the issued and outstanding stock of Murano Crystal Corp. ("Murano"), a Florida corporation doing business under the name "Italia Collection," pursuant to the terms of a certain stock purchase agreement dated October 21, 1994 (the "Murano Purchase Agreement") between Italia and Murano and Stephen M. Tucker, the sole stockholder and acquired all of the issued and outstanding capital stock of Ceramic Productions Corp., a Florida corporation ("Ceramic") pursuant to the terms of a certain stock purchase agreement dated as of such date (the "Ceramic Purchase Agreement") between Italia and Ceramic and Stephen M. Tucker and Michael D. Tucker, the sole stockholders. In connection with the Italia transaction, the Company entered into an employment agreement with one of such Stockholders and a consulting agreement with a relative of such Stockholder. In July 1995, both the employment and consulting agreements were terminated by the Company.

During April 1996, the Company moved the operations of Italia to the Lance Corporation ("Lance") (a Delaware corporation), a Massachusetts manufacturer and distributor of various products to the giftware and collectibles market. Lance was acquired by the Lance Acquisition Corporation, owned by several investors, some of which are investors of the Company. On December 16, 1996, the Board of Directors decided to dissolve and discontinue Italia. On December 27, 1996, a Notice of Public Auction was distributed by the Company, advising all interested parties that a public auction of all of the assets of Italia consisting of molds, equipment, models, and inventory listed in a Security Agreement entered into between Italia, as debtor, and United Credit Corporation, as secured party, was to occur. The auction took place on January 10, 1997 and the Company was the successful bidder, thereby acquiring all of the assets of Italia in consideration of a payment of $2,000 and the assumption by the Company of the liabilities of Italia to United Credit Corporation, which as of December 31, 1996 totaled approximately $806,000. Pursuant to this debt assumption agreement the Company is obligated to issue up to 100,000 shares of the Company's Class A Stock to the lender. To date, no shares have been issued. Since the financial statements of Italia are consolidated into those of the Company, Italia's liabilities have already been reflected on the Company's Consolidated Financial Statements.

DISCONTINUATION OF OPERATIONS OF INTERIORS CATALOG

On March 31, 1996, the Company's Board of Directors decided to discontinue the Company's catalog operations because of declining revenues and high operating costs. As a result, a charge against earnings of approximately $2,100,000 was recorded at June 30, 1996. For the twelve months ended June 30, 1996, losses from continuing catalog operations totaled $789,332. The discontinuation of the catalog operation was substantially completed by June 30, 1997. The Company wound down operations by filling existing orders and commenced mailing one final catalog as a "close-out sale" to liquidate inventory. Approximately $319,000 of catalog related inventory was bartered for advertising credits. The Company has not realized a gain related to this transaction.

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

PRODUCTS

CUSTOM FRAMES. Each frame manufactured by the Company's A.P.F Master Framemakers Division is individually made to the customer's size and finish "coloration" specifications. In approximately 40% of the orders received by this division, the customer also specifies a customized decorative element or carving change to the basic design of the frame. The A.P.F. Master Framemakers Division uses primarily fine domestic hardwoods and other traditional materials to hand carve a "museum" quality frame. The Company's custom frames include styles as follows: (a)

Gothic through the Renaissance and various Italian styles; (b) a product range of 15th through 17th Century Spanish designs; (c) a variety of French "Empire" styles; (d) Dutch and Northern European designs, generally 17th Century styles; (e) various English designs, including Queen Anne and Georgian; (f) a broad range of American styles, including Colonial, Federal, Empire, Late 19th Century Hudson River School type frames, turn-of-the-century designs, including designs by the artists Whistler, Prendergast, and others; and (g) contemporary designs utilizing hardwoods and welded brass and aluminum. The Company has selected the most popular segments of some of these periods, and has incorporated them into brochures which picture the actual designs.

ORGANIZATION

Interiors, Inc. (the "Company" or "Interiors" formally known as A.P.F. Holdings, Inc. ("A.P.F.") was incorporated pursuant to the laws of Delaware in February 1994. A.P.F. was incorporated pursuant to the laws of New York in October 1990. Interiors, Inc. was incorporated in order to reincorporate in the State of Delaware. Effective March 1994, A.P.F. merged with and into the Company. In October 1994, the Company purchased "Ceramic Production Corp." and "Murano Crystal" to form a wholly-owned subsidiary, "Italia Collections, Inc." During December, 1996, Italia Collections, Inc. was dissolved.

After giving effect to the discontinuance of the Catalog operations, the Company has two operating divisions: 1) the Custom Framing Division which is engaged in the manufacture of antique and contemporary picture frames for museums, art galleries, designers, collectors and frame retailers; and 2) the Wholesale Division, which manufactures and markets a line of high-end traditional and contemporary mirrors through upscale retail furniture and department stores. The majority of the Company's sales are domestic. Sales to the largest customer totaled approximately $1,175,000, or 25% of total revenues for the year ended June 30, 1997.

MARKETING

The Company currently markets its custom picture frames to art galleries, museums, fashion retailers, custom frame retailers, art consultants, artists, corporations and private collectors.

Typically, sales for the picture frame division are generated through the following activities:

o Sales of "high-end" custom-made picture and mirror frames through the Company's two showrooms.

o Sales to retail picture framers. These sales generally require that the Company supply samples or "corners," consisting of two short sides of the frame, to the retailers who use the "corners" to promote the sales of the Company's frames.

o The Company markets high-end frames for photographs as well as framed mirrors to better fashion retailer, including several divisions of The Limited.


SUPPLIERS

Substantially all of the picture and mirror frames sold by the Company are manufactured by the Company in its facility in Mt. Vernon, New York. The Company purchases wood, composite resins, gold leaf, Plexiglas, matboards and other materials from a wide variety of sources, and has at least two, and often more, suppliers for each item used in its manufacturing process, and is not dependent upon any one supplier. The Company currently purchases from a vendor base of more than 300 suppliers. While there are many suppliers of most materials, the Company has chosen to limit the majority of its purchases to the one or two vendors with whom it has developed long-term relationships. The Company generally does not need to enter into contracts with its suppliers as most merchandise is readily available from multiple sources.

COMPETITION

The custom framing industry in the United States is highly fragmented and consists primarily of small, local framing retailers. Only a few companies are basic manufacturers of higher priced picture frames, which frames are selected for valuable works of art owned by museums, galleries and collectors. Custom framing of the type produced by the Company is not in competition with local frame stores. Management of the Company believes that its A.P.F. Master Framemakers division is one of the largest custom frame manufacturers of its type in the country. However, there can be no assurance that the Company's position in this industry will continue.

Management believes that the sale of decorative accessories in the wholesale market is also highly fragmented, with thousands of small, specialized manufacturers and distributors and management is not aware of a manufacturer of upscale decorative accessories similar to those distributed by the Company.

The Company believes that its competitive advantage lies in its ownership of a substantial number of models, tools, dies and molds developed from museum-quality antiques and its continuing ability to manufacture quality reproductions of those antiques. Management also believes that the Company is further protected by what the Company considers to be its excellent reputation with its customer base and management's estimation that the cost today (i.e. - the difficulty) of obtaining antiques to reproduce, as well as the costs to build tools, dies and molds, make the entry of meaningful competition extremely difficult. Management believes that it would be difficult to build such a collection of tools, dies and molds because of the cost of acquiring antiques and the reluctance of museums and collectors to loan or dispose of irreplaceable antiques and the difficulty in establishing a trained work force of skilled crafts people.

However, there can be no assurance that such assets will continue to afford the Company any competitive advantage. See "Manufacturing."

BACKLOG AND BACKORDERS

The Company has no backlog in its A.P.F. Master Framemakers division since the nature of custom framemaking requires that frames be constructed only after receipt of an order. Such custom orders are generally filled approximately thirty days after receipt of the order. Wholesale orders to major national accounts are filled in approximately 90 - 120 days. At June 30, 1997, open orders totaled approximately $1,800,000.

PATENTS AND TRADEMARKS

The Company believes that its future success does not depend upon patents. Instead, the Company depends, to a large extent, upon the technical competence and creative skills of its personnel and on its unpatented proprietary technology as well as its collection of tools, dies and molds. The Company believes that it owns or has the right to use all proprietary technology necessary to manufacture and market its existing and planned products. The Company has no knowledge that it is infringing on any existing patent such that it would be liable for material damages or be prevented from manufacturing or marketing its products. In fact, most of the Company's technology is process-related and may not be patentable. The decorative accessory manufacturing industry is generally not technology driven, but is more design and marketing driven; consequently there are few applicable patents in this industry. In the event the Company's right to market any of its products were to be successfully challenged, the Company may be required to discontinue certain products and the Company's business and prospects may be adversely affected if acceptable alternative products were not available.

The Company owns the registered trademarks: "Interiors" and "A.P.F."

The Company does not own any other patents, copyrights, or other intellectual property. The Company relies upon trade secrets, a substantial quantity of tools, dies and molds and continuing design and marketing innovation to maintain its competitive position.

GOVERNMENT REGULATION

The Company must comply with federal, state and local laws affecting companies in the manufacturing and catalog business. To date, such government regulations have not had a material adverse effect on the Company. No current requirements or requests are currently pending from any agency or representative or any governmental authority.

EMPLOYEES

As of September 30, 1997, the Company had a total of 110 full-time employees, of whom 90 are engaged in manufacturing activities. Effective April 1, 1996, the Company extended a two-year collective bargaining agreement with the Production, Merchandising and Distribution Employees Union, Local 210, Affiliated with The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, AFL-CIO (the "Union") covering its manufacturing employees. The Company and the Union have agreed to extend the current agreement to December 31, 1998. None of the Company's employees have been on strike, or threatened to strike since the Company's inception and the Company believes its relationship with all of its personnel is satisfactory.

ACQUISITIONS AND STRATEGIC ALLIANCES

Part of the Company's long-term plan for growth includes either the acquisition of or entering into strategic alliances in the decorative accessories industry to maximize market potential. For this purpose, pursuant to a March 3, 1996 agreement relating to the capitalization of Decor Group, Inc., ("Decor"), an affiliate of the Company, Decor issued to the Company 250,000 shares of its Series A Convertible Preferred Stock, which have since been sold by the Company, and an option to purchase 10,000,000 shares of its Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common Stock and 200,000 shares of its Series A Convertible Preferred stock, which has since been sold by Decor. Also, the Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. Concurrent with the exercise of this option, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust".) The Voting Agreement will expire upon the earlier of February 7, 2007, or upon the Company's repayment in full of its obligations to BH Funding, LLC, but not earlier than December 31, 1997. The Voting Trust comprises three individuals: the Company's President and Chief Executive Officer (and also the Chairman of the Board of Decor), and two Directors of Decor who are otherwise unrelated to the Company. As part of the Company's investment in Decor, during the months of August and September 1996, the Company purchased 54,934 shares of Decor's Series C Non-Voting, Convertible, Preferred Stock at a cost of $824,000. In the formation of Decor, the Company's intention was to create an affiliate with a corporate identity clearly separate and distinct from that of the Company. Decor was organized for the purpose of acquiring the business operations of unrelated companies. On November 12, 1996 (the "Effective Date"), a public offering by Decor of certain of its securities was declared effective by the Securities and Exchange Commission. Subsequent to the effective date of Decor's initial public offering, the Company owned approximately 79.6% of the total voting stock of Decor. In December 1996, Decor declared and issued a dividend on its common stock payable in the form of two (2) shares of common stock for each one (1) share of common stock held as of the record date of December 16, 1996. Each share of Decor's Series A and Series C Preferred stock are convertible into three (3) shares of Decor's common stock effective December 16, 1996. During February 1997, the Company sold its entire holdings of Series A Convertible Preferred Stock to BH Funding, LLC. Assuming conversion of the Series A Convertible Preferred Stock by BH Funding to common stock, the Company will own approximately 77.5% of the total voting stock of Decor subsequent to such sale and conversion. As of June 30, 1997, the holding in Decor is recorded on the Company's financial statements at the market value on November 12, 1996, the "Measurement Date" of the Company's trading securities previously transferred to Decor during March 1996, plus acquisition costs, less the proportionate value of securities sold during February 1997. As of and effective on October 7, 1997, Decor declared a reverse stock split of one new share of common stock for each 3 shares held.

In March 1996, Decor entered into an asset purchase agreement (the "Agreement") with Artisan House, Inc. ("Artisan House") to purchase substantially all of the operating assets, and assume certain liabilities of Artisan House for an aggregate purchase price of $3,526,400, subject to certain adjustments. Decor completed the Artisan House acquisition on November 18, 1996. Artisan House, located in Los Angeles, California and founded in 1964, is engaged in the design, manufacturing, and marketing of metal wall, table and freestanding sculptures. Management believes that Artisan House's products bridge the gap between high priced gallery art and mass produced decorative pieces. Artisan House products retail from approximately $100 to over $400. The primary goal of Artisan House is to supply a broad spectrum of design driven sculpture and decorative accessories at moderate prices.

In May 1996, the Company entered into a two year Management Services Agreement with Decor whereby the Company will advise Decor on the manufacturing, sale, marketing and distribution of Decor's products as well as providing Decor with accounting and administrative services and advice on strategic planning of joint ventures, acquisitions, and other long term initiatives. Pursuant to this agreement, the Company will be paid on an annual basis the greater of (1) $75,000 or (2) 1.5% of excess cashflow as defined in the agreement. The Company and Decor amended this agreement to increase this payment to $90,000 per annum. Additional transfers of funds from Decor to the Company will be subject to the attainment by Decor of excess cash flow totaling $4,000,000 per year through December 31, 1999. At June 30, 1997, the Company has a receivable of approximately $76,000 associated with these fees.

The Company entered into an agreement effective June 1, 1997, with Photo-2-Art, Ltd. ("P-2-A") a company which converts photographs into large-scale canvas oil paintings, whereby the Company agreed to provide consulting services and sell its canvas stretching division as well as related assets to P-2-A in exchange for $600,000 in equity securities of P-2-A and $50,000 in cash. This agreement was amended as of June 30, 1997 to reflect an increase in value to $1,140,000. The Company now owns 270,000 shares of P-2-A stock and 120,000 warrants to purchase additional stock at $4.50 per share. The compensation received by the Company in this transaction is comparable to the values received by unrelated investors in a recent private placement transactions between those investors and P-2-A. In addition, P-2-A has agreed to sublease approximately 21,000 square feet of office and manufacturing space form the Company at an annual rental rate of $63,000 per year plus rent escalations. The term of the sublease is from June 1, 1997 to December 31, 2001. In addition, the then current supply contract between the Company and P-2-A has been amended and will continue for a term of seven (7) years. The Company sold approximately $241,000 of frames and related services to P-2-A during the period between January 1, 1997 through June 30, 1997. The sales to P-2-A for the period prior to January 1, 1997 are neglicable.

------------------------------------------------------------------------------
ITEM 2      PROPERTIES.
------------------------------------------------------------------------------

The Company has its principal offices at 320 Washington Street, Mt. Vernon, New York, where it leases approximately 70,000 square feet of administrative offices, manufacturing and warehousing facilities and a factory showroom. A five-year lease was executed on January 1, 1997 with 320 Washford LLC, the owner of the facility. The Company's monthly base rent payments under the sublease for the first year are approximately $16,000 per month. Thereafter, annual escalation of the base rent is provided. For the year ended December 31, 2001, the monthly base rent payment will total approximately $21,000.

The Company also operates two specialty custom frame showrooms, which are in Mt. Vernon and New York City. The Company occupies approximately 1,800 square feet of showroom and office space at 172 East 75th Street in New York City pursuant to a lease expiring January 31, 2003 between the Company and Francesco Saggese. The lease requires the Company to pay rent at rates which escalate 4% per year on February 1 and which rental is currently approximately $6,200 per month.

The Company believes alternate space is available if the Company is required to relocate and that any such relocation would not have a material adverse effect on the Company. However, there can be no assurance that the Company will be able to obtain such alternate space on terms acceptable to the Company.

Photo-2-Art subleases approximately 21,000 square feet of office and manufacturing space form the Company at an annual rental rate of $63,000 per year plus rent escalations. The term of the sublease is from June 1, 1997 to December 31, 2001.

------------------------------------------------------------------------------
ITEM 3      LEGAL PROCEEDINGS.
------------------------------------------------------------------------------

During April and May of 1995, Hide Tashiro commenced two lawsuits, now settled, in the Supreme Court of New York, Manhattan County, totaling approximately $300,000, plus interest and attorney's fees, against the Company and others. The Company claimed that Mr. Tashiro and his affiliates owed a greater amount to the Company for earned royalties and commissions. The complaint demanded payment by the Company for loans made by Mr. Tashiro. In April 1996 the plaintiff's motions for summary judgment were denied and the court held that there was an issue of fact to be tried. On June 30, 1997 the Company, Hide Tashiro, Takehisa Nishijima, and Max Munn, President of the Company, entered into a settlement agreement (the "Settlement Agreement") whereby the Company would issue Mr. Tashiro 300,000 shares (the "Shares") of the Company's unregistered Class A Common Stock in exchange and satisfaction of all accruals due to and from the plaintiff. The Settlement Agreement contains certain restrictions (commencing January, 1999, for a period of 10 months thereafter) on resale of the Shares as well as providing for certain "piggy-back" registration rights.

On October 13, 1995, a lawsuit now settled, was brought by Ted Stevens, individually, as a Shareholder and Director and Morris Munn, individually and as a Director and on behalf of themselves and all other similarly situated Shareholders and Directors of the Company filed a complaint in the Supreme Court of the State of New York, County of Westchester, against the Company and its directors seeking unspecified damages and certain changes in the composition of the Company's Board.

On December 1, 1995, a lawsuit, now settled was brought by Ted Stevens in United States District Court, Southern District of New York, against Laurie Munn and American Stock Transfer & Trust Company seeking, among other things, the equitable recision of a stock sale agreement between Mr. Stevens and Ms. Munn. On February 29, 1996, the Court held that Mr. Stevens did not have the right to recision and denied Mr. Stevens' motion for a preliminary injunction and on April 17, 1996, the Court dismissed the action for lack of subject matter jurisdiction.

On December 12, 1995, a lawsuit now settled was brought by Ann Stevens in the Supreme Court of the State of New York, County of Nassau against the Company and certain Directors seeking, among other things, compensatory and punitive damages arising out of the alleged breach of Ann Stevens' Employment Agreement.

On April 23, 1996, a lawsuit now settled, was brought by Ted Stevens in the Court of Chancery of the State of Delaware against the Company and certain Directors, seeking among other things, the recision of a certain stock sale agreement between the Company and Laurie Munn.

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

In July 1996, certain litigation, now settled, was brought against the Company and its principals and Directors by Ted Stevens, Ann Stevens and Morris Munn, as listed below, was settled. The litigation involved the manner in which control of the Company passed from Morris Munn, the Company's founder, to Max Munn, his son and the

Company's current President and Chief Executive Officer. Ann Stevens is Morris Munn's daughter, Max Munn's sister, and Ted Stevens wife. Both Ann and Ted Stevens had been senior executives of the Company prior to October 1995. At that date, their employment from the Company was terminated. Thus, the litigation also involved the settlement between the Company and Ann Stevens of her employment agreement in effect at the time of her termination from the Company in October 1995.

In February 1997, the terms of the agreement with Ms. Stevens were modified to provide for additional payments of $500 per month over 16 months, and to provide for $6,000 as reimbursement for additional legal expenses.

In August 1996, a lawsuit, now settled, was brought by The Munn Trust of 1975, Sol Munn and Evelyn A. Munn, Co-Trustees commenced an action in the Supreme Court of New York , County of Suffolk against the Company as well as Max Munn, the Company's President and Chief Executive Officer and Laurie Munn, his wife for non-payment of $150,000 plus interest. The Company claims that any obligation that it had pursuant to this matter has been satisfied by the Company in the prior fiscal year and that any amounts that may be unpaid are due solely by Mr. and Mrs. Max Munn. The Company has not guaranteed such liabilities. This matter has been settled and releases were exchanged without any payment by the Company or by the Munn Trust to the other.

In August 1996, SJP Contractors of New York, Inc. commenced an action in the Supreme Court of New York, County of Westchester against the predecessor entity of the Company, A.P.F. Holdings, Inc., and others for $208,165 for work, labor, and services allegedly performed in January 1991 for the renovation of the Company's premises. The Company's answer pleads that payment was made for the amount owed and that it will prevail in the matter.

In July 1997, an action was brought against the Company and certain of the Company's officers and directors, by Mary Stewart Lepp, in the United States District Court for the Southern District of New York. Ms. Lepp, a former employee of the Company, claims among other things, that she was discharged because she was pregnant, and seeks compensatory and punitive damages in unspecified amounts for alleged violations of various Federal and New York State employment and discrimination laws. Management believes this claim to be wholly without merit and that the claim will eventually be dismissed or adjudicated in the Company's favor.

In July 1996, Gear Holdings, Inc. brought an action in the Supreme Court of New York, Manhattan County, against the Company for the alleged breach of a licensing agreement. The Company denies that it was a party to an agreement, or that an agreement in writing exists with Gear, or that the Company owes any sum of money to Gear. The complaint demands sums Gear allegedly would have received under an agreement in a sum to be determined, but not less than $250,000. The suit has remained dormant since inception and the Company expects the plaintiff to discontinue the matter or for the matter to be adjudicated in the Company's favor.

The Company and its Chief Executive Officer ("CEO") during fiscal year 1996 were involved in numerous lawsuits with various members of the CEO's immediate family, certain of whom were Officers and Directors of the Company. All of this litigation has been settled and all resulting charges were reflected in the fiscal 1996 financial statements. In addition, as a component of the settlement, the Company entered into various severance and non-compete agreements discussed in Note ______. Reference is made to legal procedures section of this Form 10-KSB.

The Company is subject to other claims and litigation in the ordinary course of business. In management's opinion, such claims are not material to the Company's financial position or its results of operations.

------------------------------------------------------------------------------
ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------------------------


No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended June 30, 1997.

                                   PART II


------------------------------------------------------------------------------
ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.
------------------------------------------------------------------------------


Prior to the Initial Public Offering, there existed no public trading market for any of the Company's securities. In connection with the Initial Public Offering, the Company applied for and was granted inclusion of its securities for quotation on The Nasdaq SmallCap Market. The Class A Shares and the Class WA Warrants commenced quotation on The Nasdaq SmallCap Market on June 23, 1994 under the symbols "INTXA and INTXW", respectively, and the Class WB Warrants commenced quotation on June 24, 1994 under the symbol "INTXZ." On September 18, 1995, the Company's Series A Preferred Shares and Class WC Warrants commenced quotation under the symbols "INTXP" and "INTXL" respectively. While the Company's securities are currently listed for quotation on The Nasdaq SmallCap Market, there can be no assurance given that the Company will be able to satisfy the requirements for continued quotation on The Nasdaq SmallCap Market or that such quotation will otherwise continue; nor can there be any assurance given that any market for the Company's securities that has developed since completion of the Initial Public Offering or the Preferred Stock Offering will continue or be sustained. See "Risk Factors - No Assurance of Public Market or Continued Nasdaq Listing."

The following table sets forth, for the periods indicated, the average closing bid prices, reported by The Nasdaq SmallCap Market, for the Class A Shares, the Class A Warrants the Class B Warrants the Series A Preferred Shares, and the Class WC Warrants for the periods such securities have been trading on The Nasdaq SmallCap Market.

                    CLASS A COM CLASS WA WT CLASS WB WT SERIES A PFD CLASS WC WT
                    ------------------------------------------------------------

FISCAL YEAR - JUNE 1995
-----------------------
QUARTER ENDED - SEPT 94    4.72        1.81        0.60        N/A         N/A
QUARTER ENDED - DEC 94     3.00        0.85        0.47        N/A         N/A
QUARTER ENDED - MAR 95     2.32        1.09        0.25        N/A         N/A
QUARTER ENDED - JUNE 95    1.69        0.72        0.12        N/A         N/A

FISCAL YEAR - JUNE 1996
-----------------------
QUARTER ENDED - SEPT 95    1.50        1.25        0.13        7.50        2.50
QUARTER ENDED - DEC 95     1.25        1.12        0.20        7.13        3.00
QUARTER ENDED - MAR 96     2.59        1.33        0.61        6.17        2.38
QUARTER ENDED - JUNE 96    3.55        1.39        0.83        6.00        1.93

FISCAL YEAR - JUNE 1997
-----------------------
QUARTER ENDED - SEPT 96    2.86        2.11        1.09        6.29        1.79
QUARTER ENDED - DEC 96     2.41        1.81        0.75        7.31        1.54
QUARTER ENDED - MAR 97     1.42        0.88        0.50        4.63        1.33
QUARTER ENDED - JUNE 97    1.30        0.54        0.41        3.91        0.70

As of September 30, 1997, there were approximately 1,111 beneficial owners of Class A Shares and three beneficial owners of Class B Shares. At this date, there were 5,261,241 Class A Shares, 1,769,750 Class B Shares, 3,055,588 Class WA Warrants, 845,150 Class WB Warrants, 1,147,060 Series A Preferred Shares and 2,270,000 Class WC Warrants outstanding. There has been no change to the number of outstanding securities issued as of the date of this filing. The closing bid and ask prices of the Class A Shares, Class WA Warrants, Class WB Warrants, Series A Preferred and WC Warrants on Nasdaq on September 30, 1997, were $1-1/4 and $1-3/8 per Class A Share, respectively; $ 5/16 and $ 1/2 per Class WA Warrant, respectively; $ 5/16 and $ 1/2 per Class WB Warrant, respectively, $ 4 and $ 4-1/4 per Series A Preferred Share, respectively, and $ 13/32 and $ 9/16 per Class WC Warrant, respectively.

The Company has never paid and does not anticipate paying any cash dividends on its Class A or Class B Shares in the foreseeable future, but instead intends to retain all working capital and earnings, if any, for use in the Company's business operations, and in the expansion of its business. See "Liquidity and Capital Resources".

------------------------------------------------------------------------------
ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


OVERVIEW

[The following discussion should be read in conjunction with the information contained in the financial statements of the Company (the "Financial Statements") and the Notes (the "Notes") thereto appearing elsewhere herein.] Statements in this Form 10-KSB concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expense or other financial items; introductions and advancements in development or products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statement" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. The auditors report therein contains an explanatory fourth paragraph with regard to the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

Period Ended June 30, 1997 as Compared to Period Ended June 30, 1996

The Company's net sales from continuing operations for the fiscal year ended June 30, 1997 decreased by $727,000 or 13.5% to $4,652,500 from $5,379,000 for the fiscal year ended June 30, 1996.

Net sales for the A.P.F. Master Framemakers division for the year ended June 30, 1997 remained relatively flat as compared with the year ended June 30, 1996.

Wholesale sales breakdown as follows for the year ended June 30, 1997 and 1996:

                         1997              1996         PERCENTAGE CHANGE
                     -------------    ---------------
Significant
  Customers          $  2,089,000      $   1,175,000           77.8 %
Italia                     43,000          2,010,000          (97.9)$
                     -------------    ---------------
      TOTAL          $  2,132,000      $   3,185,000          (33.1)%
                     =============    ===============

The decrease in sales in the Italia subsidiary is a result of COMPANY TO FILL IN. The increase in sales to the significant customers results from a dedicated sales. (COMPANY TO CONFIRM ACCURACY)

The Company's cost of goods sold as a percentage of net sales was 66% for both the years ended June 30, 1997 and June 30, 1996. During March 1997, pursuant to the dissolution of Italia, inventory totaling approximately $226,000 was written off. Although overall cost of sales in the current year was consistent with the prior year, cost of sales for the APF Master Framemaker division declined from approximately 68% as of June 30, 1996 to 66% as of June 30, 1997. This improvement was due to the business associated with a major wholesale customer.

The Company's selling, general and administrative expenses as a percentage of net sales totaled 55.2% for the year ended June 30, 1997, versus 67.2% for the year ended June 30, 1996. To achieve the reduction in the ratio of selling, general, and administrative expenses as a percentage of net sales for the year ended June 30, 1997 versus the prior period, the Company has taken certain measures to reduce expenses. For example, reductions of administrative personnel have led to reduced salaries, benefits, and travel expenses. Also discretionary spending for such items as stationery and supplies, advertising, and consulting fees has been curtailed. Further, this Company has entered into various transactions with P-2-A (See "Liquidity and Capital Resources for discussion that has served to reduce the Company's selling, general and administrative expenses.

Interest expense as a percentage of net sales totaled approximately 8.7% for the year ended June 30, 1997, versus approximately 10.0% for the year ended June 30, 1996. Interest expense is approximately $133,000 lower in the year ended June 30, 1997 versus the year ended June 30, 1996 because certain debts outstanding at higher rates of interest have been replaced by loans carrying lower interest costs.

For the year ended June 30, 1997, the Company realized a net gain of approximately $106,000 ($0.02 per share), versus net loss from continuing operations of approximately $2,348,000 ($0.83 per share), and a loss from discontinued operations of approximately $2,935,000 ($1.03 per share) for the year ended June 30, 1996.

As disclosed in the "Description of Business", during the year ended June 30, 1996, the Company decided to discontinue its catalog operations. As a result of the Company's decision to discontinue its catalog operations, it incurred charges during the year ended June 30, 1996 for such discontinuation totaling $2,935,633. These charges relate primarily to a loss for the prior year's operations of approximately $789,000, inventory reserves of approximately $954,000, reserves for other assets of approximately $354,000, charges for the settlement of related party lawsuits of approximately $519,000, with the balance primarily relating to estimated charges for operating losses. The discontinuance of the catalog operations was substantially completed by June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that future cash flow from operations will be sufficient to support the Company's operations. However, Company management continues to implement what it believes to be the changes deemed necessary to further increase positive cash flow and profitability. Specific action taken as of the date of this filing include seeking either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry. (See "Acquisitions and Strategic Alliances."). The Company has also begun to implement a marketing program meant to increase revenues of its Master Framemakers Division. No assurances can be given that these measures will generate the fiscal improvement sought by the Company.

On June 1, 1997 the Company entered into an agreement (the "Agreement"), with P-2-A which amended an earlier supply agreement. The Agreement provides for the sale of certain manufacturing equipment and related assets, consulting services, as well as certain contractual reimbursements of General and Administrative expenses by P-2-A to the Company aggregating $1,140,000. The Company agreed that the $1,140,000 due to the Company would be used to fund the purchase from P-2-A of 270,000 shares of P-2-A's common stock and 120,000 of P-2-A's common stock purchase warrants for an aggregate purchase price of $1,140,000. The Company effectively owns approximately 4.5% of P-2-A after this transaction. Additionally, P-2-A will pay the Company $50,000 for the non-exclusive right to utilize the Company's existing mail-order customer list. P-2-A also agreed to sublease approximately 21,000 square feet of office and manufacturing space from the Company at an annual rental rate of $63,000 per year plus rent escalations. The term of the sublease is from June 1, 1997 to December 31, 2001. Prior to this Agreement P-2-A was purchasing, stretching and framing services from the Company

As of June 30, 1997, the Company reflected cash balances of $271,000 in cash balances as compared to approximately $4,000 at June 30, 1996, representing an increase of approximately $267,000. Net cash used in operating activities was $1,650,000 at June 30, 1997, as compared to net cash used in operating activities of approximately $1,144,000 at June 30, 1996. The increase in net cash used in operating activities was primarily due to the net gain of $106,000 and also by the following changes from continuing operations: non-cash charges for depreciation of $629,000 and for stock issuances of $15,000, decreases in accounts payable and accrued expenses of $607,000, inventories of $200,000, and an increase in accounts receivable of $390,000. Provision for accounts receivable increased from $63,000 as of June 30, 1996 to $175,000 as of June 30, 1997, a change of $228,000. The decreases in inventory, accounts payable, and accrued expenses were largely due to discontinued businesses (see "Results of Operations"). THE COMPANY NEEDS TO ADDRESS INCREASE IN A/R

Net cash used in investing activities during the year ended June 30, 1997 totaled approximately $1,020,000 $620,000 versus approximately $543,000 for the year ended June 30, 1996. During the year ended June 30, 1997, the Company invested $826,000 of cash to acquire 54,934 shares of Series C Non-Voting Convertible Preferred Stock and 10,000,000 shares of Series B Non Convertible Voting Preferred Stock of Decor Group, Inc., (See "Acquisitions and Strategic Alliances.") and approximately $167,000 was used to acquire equipment, versus approximately $543,000 used to acquire equipment and other assets during the year ended June 30, 1996. These transactions were offset by the sale of Decor Stock of $372,500 during the year ended June 30, 1997.

Net cash provided by financing activities totaled approximately $2,538,000 during the twelve months ended June 30, 1997 versus approximately $1,689,000 during the twelve months ended June 30, 1996. During the current period, the funding was the result of the exercise by investors of 704,412 Class WA Warrants to acquire 704,412 shares of Class A Common shares and 704,412 Class WB Warrants for an exercise price of $1.50, and the exercise by investors of 118,012 Class WB Warrants to acquire 118,012 shares of Class A Common shares for an exercise price of $2.00, and the exercise of an option to acquire 350,000 shares of Series A Preferred Shares at a net exercise price of $2.25, and the receipt of proceeds totaling $600,000 pursuant to new debt financing obtained by the Company during February 1997, less repayments of notes payable of $620,000. In addition, Laurie Munn, wife of the Company's President, loaned the Company $100,000 on March 28, 1997. The demand Promissory Note bears interest at a rate of 6.5% per annum. Additionally, $514,111 was received from United Credit Corporation in June 1997, secured by accounts receivable. The primary source of the prior year's financing was the Company's Preferred Stock Offering in September 1995 generating proceeds of $1,633,000. Bank of New York debt decreased from $910,000 as of June 30, 1996 to $380,000 as of June 30, 1997. The debt continues to be amortized at the rate of $5,000 per month.

As of June 30, 1997, the Company's financial position reflected a working capital deficit of approximately $of approximately $99,000, versus a working capital deficit of approximately $2,512,000 at June 30, 1996. Of this working capital deficit at June 30, 1997, $826,000 is directly attributable to the Company's direct investment in Decor Group, Inc. (See above.) As of June 30, 1997 versus June 30, 1996, trade receivables increased approximately $390,000, inventories decreased approximately $200,000, and current liabilities decreased approximately $698,000, due largely to the proceeds received from the equity transactions described above, and to the extinguishment of liabilities totaling approximately $587,000 during March 1997.

On July 16, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to re-register the Class WB Warrants and underlying Common A Shares issuable if all outstanding Class WA Warrants were exercised. The Commission declared this Registration Statement effective on July 19, 1996. Through the date of this filing, 704,412 of the Company's Class WA Warrants were exercised at $1.50 per warrant, generating gross proceeds to the Company totaling $1,056,618 net of costs related to professional fees. Of these proceeds, $811,500 was used to purchase 54,100 shares of Decor Group, Inc.'s Series C Non-Voting, Convertible, Preferred Stock. The balance of the proceeds was retained by the Company for working capital needs, and for the provision of loans to Decor Group, Inc.

On May 7, 1997 the Company announced that it had extended the exercise period of its Class A Warrants to June 22, 1998.

In January 1996, the Company's Board of Directors elected to lower the exercise price of the Company's Class WB Warrant to $2.00 per Class A Common share, subject to the filing and effectiveness of a Registration Statement with the Securities and Exchange Commission. Such Registration Statement was filed with the Commission on July 16, 1996 and declared effective on July 19, 1996. This registration statement registered all Class WB Warrants issuable upon exercise of all outstanding Class WA Warrants, as well as Class A Common Stock issuable upon exercise of all potentially outstanding warrants. As of the date of this filing, 118,012 of the Company's Class WB Warrants were exercised generating gross proceeds of $236,024. These proceeds were retained by the Company to support working capital needs, and for the provision of loans to Decor Group, Inc.

In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the record date.) Payment was made on March 1, 1996 by the issuance of
0.10231 of a share of
the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the record date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. As of the date of this filing, the Company has not yet declared a dividend to its Series A 10% Cumulative Convertible Preferred Stockholders for any period subsequent to March. 1996. Cumulative but unpaid dividends on Series A 10% Cumulative Preferred Stock as of June 30, 1997 totals approximately $524,000, which the Company intends to declare and issue during the subsequent period in the form of Class A Common shares.

In February 1996, the Company's Board of Directors approved the issuance to Sol Munn of 150,000 shares of the Company's Class A Common Stock, in consideration for past consulting services provided. The Company registered these securities with the Securities and Exchange Commission during July 1997. These shares, which bear a two-year lock-up restrictive legend pursuant to an agreement between VCR Capital, Inc. and Sol Munn, were issued on April 12, 1996.

In April 1996, the Company's investment banking firm arranged for the private placement of 175,000 shares of the Company's Common A Stock and 50,000 shares of the Company's Series A Preferred Stock. These shares, all of which bore a restrictive legend, were issued on April 24, 1996 to various independent investors (the "Investors") generating gross proceeds of $431,251. The Company realized net proceeds of $310,609 which was used to pay certain outstanding liabilities. These shares were registered by the Company with the SEC on August 13, 1997.

During September 1996, the Company issued 10,000 shares of its Class A Common shares to Roger Lourie, an outside director of the Company, and 10,000 shares of its Class A Common shares to various individuals named by Richard Josephberg, also an outside director of the Company. These shares bear a restrictive legend. Pursuant to the issuance of these shares, approximately $15,000 was charged against earnings at June 30, 1997.

The Company has outstanding secured financing with Infinity Investors, Ltd. totaling approximately $206,000 at June 30, 1997. The Company paid $15,000 of this balance during the three months ending September 30, 1997 and will subsequently pay principal and interest of $7,500 per month calculated at an annual rate of 15% against the unpaid principal balance for nine (9) months plus a balloon payment comprising all financing interest and principal on March 15, 1998. In connection with the settlement of terms agreement (March
1996), as note, was past due, the Company also issued 25,000 Warrants purchase Common Stock at $2.50 per share. This lender also continues to hold 600,000 Common Stock as collateral.

In February 1997 the Company received a loan from BH Funding, LLC ("BH") in the aggregate principal amount of $600,000 to be utilized to repay certain indebtedness of the Company and for continued operating expenses. The Company in order to collateralize the loan to BH pledged and assigned to BH and granted to BH a continuing security interest in the Company's 20,000,000 shares of Series B Non-Convertible Preferred Stock of Decor, and the Company's 54,934 shares of Series C Convertible Preferred Stock of Decor. Simultaneously with the loan to the Company, BH purchased all of the Company's Series A Convertible Preferred Stock holdings in Decor Group, Inc., a total of 250,000 shares. The loan is to be repaid to BH Funding, LLC with interest on April 28, 1998. In addition, the Company entered into a Consulting Agreement with BH whereby BH would agree to provide consulting and other services to the Company in exchange for 100,000 shares of the Company's Series A Convertible Preferred stock (the "Consulting Shares").

In connection with this agreement, the fair market value of these shares on the date of issuance (less the proceeds received) was allocated as follows:
$350,000 as acquisition consulting on the Decor transaction; $350,000 as additional financing costs on the loan (to be amortized over the life of the loan using the effective interest method); and $25,000 as additional expense of the Company's sale of its 250,000 Series A Convertible Preferred Stock holdings in Decor Group, Inc.

As of June 30, 1997, the Company has unpaid State payroll taxes of approximately $202,000. In July, 1997, the Company entered into a payout arrangement with New York State to satisfy $64,890 of back payroll taxes through twelve monthly payments of $5,407. The Company expects to negotiate a settlement for the remaining taxes due in the second quarter of 1998.

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

Refer to the "Legal Proceeding" section for discussion of litigation and related commitments.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies and other operating costs could adversely affect the Company's operations. However, the Company believes it could increase prices to offset increases in cost of goods sold or other operating costs.

SALES VARIATIONS

Although the Company's net sales are not subject to seasonality fluctuations experienced by certain retailers, the Company experiences some minor variations in the level of sales by year. The first year of the fiscal year (i.e., July 1 through September 30) is generally the Company's slowest sales period due to the fact that the summer period is typically the period when art galleries are at their slowest purchasing period. During this period, the Company's warehouse and factory closes for three to five days to take the annual physical inventory and to consolidate vacation periods for the Company's employees.

------------------------------------------------------------------------------
ITEM 7      FINANCIAL STATEMENTS.
------------------------------------------------------------------------------


                        INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accounts..................................F-1
Consolidated Balance Sheet as of June 30, 1997.........................F-2
Consolidated Statements of Operation for the Years Ended
     June 30, 1997 and 1996............................................F-3
Consolidated Statements of Changes in Stockholders' Equity for the
     Years Ended June 30, 1997 and 1996................................F-4
Consolidated Statements of Cash Flows for the Years
     Ended June 30, 1997 and 1996......................................F-5
Notes to Consolidated Financial Statements.............................F-6

------------------------------------------------------------------------------
ITEM 8 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------------------------------------------------------------------------------


None.

                                   PART III

------------------------------------------------------------------------------
ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
------------------------------------------------------------------------------


DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of the directors and executive officers of the Company are set forth below:


NAME                       AGE       POSITION(S) HELD WITH THE COMPANY
----------------------------------------------------------------------------
Max Munn                    53       President, Chief Executive Officer,
                                     Chief Financial and Accounting
                                     Officer, Treasurer and Director

Roger Lourie                52        Director

Richard  Josephberg         50        Director


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

MAX MUNN has been President and Chief Executive Officer since September 1995. In June 1996 Mr. Munn was named Chairman of the Board of Decor Group, Inc. (See "Recent Developments.") He served as Executive Vice President, Operations and Secretary of the Company between February 1994 and September 1995, and a Director thereof since March 1994. He served as Vice President of A.P.F. from May 1993 until the A.P.F. merger with the Company. From November 1990 to May 1993, he was a consultant to the Company, as well as a consultant directly and indirectly to Imperial Enterprises, Inc., a catalog company in Japan, and the IEI Corporation, a direct marketer, in Princeton, New Jersey. From 1981 to February 1990 he was Chairman, President and Chief Executive Officer of Collectors' Guild International Inc. In June 1990 approximately five months after leaving the Collectors' Guild, Collectors' Guild filed a petition for relief under the U.S. Bankruptcy Code and was subsequently liquidated. Mr. Munn holds a Bachelor of Architecture degree from The Massachusetts Institute of Technology and subsequently did graduate level study in Art History at Columbia University.

ROGER LOURIE was named as a Director on May 4, 1995. He is an engineer and book publisher. He has over twenty years of experience with Procter and Gamble, Time Inc., Mead Paper, and Grolier Inc. He was Senior Vice President of Marketing of Grolier Inc. Currently, he is a General Partner of Tremon Associates and President of Misty Ridge Associates, which are equity investment firms. He is also Chairman of the Board of two Connecticut-based manufacturing concerns. He has a B.S. degree in Engineering from Rensselaer Polytechnic Institute and M.B.A. and M.I.A. degrees from Columbia University in New York.

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

On February 19, 1997, the employment of Michael J. Amore as the Company's Vice President and Chief Financial Officer was terminated. As of that date, Mr. Amore's service as a director of the Company also terminated. This termination was necessitated by the Company's need to restructure its administrative organization, particularly in light of the need for cost reductions. Mr. Amore did not have an employment contract. It is not anticipated that his termination will result in any significant charges against earnings.

On January 31, 1997, Donald Feldman resigned from the Company's Board of Directors to devote his time exclusively to the business activities of Decor Group, Inc. On February 28, 1997, Mr. Feldman's employment with Decor was terminated. The Company has no obligation to make severance payments to Mr. Feldman pursuant to his separation from the Company. All severance payments to Mr. Feldman were made by Decor and/or its subsidiary Artisan House, Inc.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater-than-ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3, Forms 4, and Form 5 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and securityholders required to file the same.

                            EXECUTIVE COMPENSATION

------------------------------------------------------------------------------
ITEM 10     SUMMARY COMPENSATION TABLE  [UPDATE ALL CHARTS]
------------------------------------------------------------------------------

The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Executive Officers.

                                                                   Long-Term Compensation
                          ------------------------------------- ---------------------------
                               Annual Compensation (1)                Awards        Payouts
                          ------------------------------------- ------------------- -------
                                                      Other     Restricted                  All Other
Name and                                             Annual       Stock    Options/  LTIP    Compen-
Principal                Fiscal  Salary    Bonus   Compensation   Awards     SARs   Payouts  sation
Position                  Year    ($)       ($)        ($)         ($)       ( )      ( )      ($)
---------                ------  ------    -----   ------------  ---------  ------  -------  --------
MAX MUNN                 1997    109,610
PRESIDENT, CHIEF         1996    144,230                          10,000
EXECUTIVE OFFICER        1995    151,127                          10,000

MICHAEL J. AMORE         1997     80,769               8,076
VICE PRESIDENT,          1996     58,558
CHIEF FINANCIAL          1995      --0--
OFFICER (TO FEB 19,      1994      --0--
1997)

DONALD FELDMAN           1997     31,558
VICE PRESIDENT,          1996    117,500
SALES AND MARKETING      1995      5,423
(TO FEB 28, 1997)

THEODORE STEVENS         1996     78,115    16,00 0
DIRECTOR (TO             1995     81,000
JUNE 21,1996)            1994     74,800

ANN STEVENS(1)           1997      --0--              72,000
EXECUTIVE VICE           1996     80,769
PRESIDENT (TO            1995
SEPT 1995)

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

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                 NUMBER OF      PERCENT OF TOTAL
                SECURITIES        OPTIONS/SARS
                UNDERLYING         GRANTED TO      EXERCISE OR
               OPTIONS/SARS    EMPLOYEES IN FISCAL  BASE PRICE
NAME          GRANTED (#)(1)         YEAR             ($/SH)    EXPIRATION DATE
              -------------    ------------------- -----------  ---------------

NONE

(1) The Company's Director Plan provides for the granting of options to Directors to purchase 10,000 of the Company's Class A Common Shares at Fair Market Value at date of grant. Options are granted to Directors as of the second Monday in May of each year. As of the date of this filing, the only unexercised options pursuant to the Director Plan are as presented in this schedule.

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

                                      NUMBER OF SECURITIES
             SHARES                        UNDERLYING            VALUE OF
          ACQUIRED ON      VALUE          UNEXERCISED       UNEXERCISED IN THE
            EXERCISE     REALIZED       OPTIONS/SARS AT     MONEY OPTIONS/SARS
  NAME       (#)(1)          $             FY-END (#)            AT FY-END
  ----                                     ----------            ---------
                                                                  ($) (2)
                                                                  -------

NONE

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

On May 8, 1995, the Company entered into a four year Employment Agreement with Donald Feldman, Vice President of Sales and Marketing of the Company. Concurrent with the Effective Date of Decor Group, Inc.'s ("Decor") initial public offering (See "Acquisitions and Strategic Alliances."), the Company and Mr. Feldman planned to terminate Mr. Feldman's Employment Agreement with the Company. Mr. Feldman and Decor had planned to enter into a three (3) year employment agreement with Decor at such Effective Date. Mr. Feldman resigned from the Company's Board of Directors effective January 31, 1997. On April 17, 1997, Mr. Feldman resigned from the Company and simultaneously resigned from Decor entering into a Severance Agreement with Decor.

CONSULTING ARRANGEMENTS

On April 1, 1995, the Company entered into a Consulting Agreement with Morris Munn, father of Max Munn, the Company's President and Chief Executive Officer under which he will provide the Company with: design and fabrication of new molds for sculpture; recommend, and implement improvements in antiquing, woodworking, gilding and carving processes; and attend trade shows for frame making and mold making. Fees under the agreement are payable at $54,000 per annum for one year renewable at the Company's option. On June 30, 1996, Morris Munn's Consulting Agreement was extended for five (5) years. Pursuant to the terms of this new agreement, the Company agreed to issue to Morris Munn an option to purchase up to 350,000 shares of the Company's Preferred Shares at a net exercise price of $2.25 per share. The Preferred Shares issuable upon the exercise of the Option were registered for sale to the public under a Registration Statement in Form S-8 filed with the Securities and Exchange Commission on July 3, 1996. The Option was fully exercised during July to September 1996 generating net proceeds to the Company totaling $787,500. (See "Liquidity and Capital Resources.") Subsequent to Morris Munn's exercise of these shares, the Company's investment banking firm arranged for the sale of all 350,000 shares to independent investors at a price per share of $2.50. In conjunction with the issuance of the Option, the Company recorded charges against earnings of $87,500 at June 30, 1996. In addition, the new agreement provides for bi-weekly payments to Morris Munn totaling $54,000 per year for five years. In exchange, Morris Munn has agreed to assist the Company with marketing, acquisitions, divestitures, joint ventures and other strategic initiatives. Morris Munn has previously spent up to 10 to 15 hours per month in consulting activities for the Company , primarily on product development and assisting Max Munn in analyzing potential acquisitions. Morris Munn has ceased performing consulting or any other services for the Company.

From time-to-time during prior periods, Sol Munn, uncle of Max Munn, President and Chief Executive Officer of the Company have provided various consulting services to the Company with respect to the marketing of custom picture frames. In February 1996, the Company's Board of Directors approved the issuance to Sol Munn of 150,000 shares of the Company's Class A Common Stock, in consideration for these services. The shares, which bear a restrictive legend, were issued on April 12, 1996. In conjunction with the issuance of these shares, approximately $54,000 of charges against earnings were recorded during the year ended June 30, 1996.

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

On September 16, 1994, the Board of Directors granted Incentive Options to purchase 25,000 Class A Shares to each of Theodore Stevens, then President and Max Munn, President and Chief Executive Officer and then Executive Vice President-Operations under the Director Plan at an exercise price equal to 110% of the fair market value of the shares on the date of grant, or $3.85 per share, all of which options immediately vested. As of the date of this filing, with Mr. Stevens no longer an officer or Director of the Company, the Company does not plan to issue to Mr. Stevens any additional shares pursuant to any agreement currently in effect. During the current year Mr. Stevens converted 269,750 shares of the Company's Class B common shares into 269,750 shares of the Company's Class A common shares.

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

------------------------------------------------------------------------------
ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------------


The following table sets forth as of September 30, 1997, certain Information with respect to the beneficial ownership of the Company's common Stock and Series BA Preferred Stock by each person or entity known by the company to be the beneficial owner of %% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:


                                                            Percent of Votes (2)
                                                            ------------------------
                                                                          After
                                                   Percent  Prior to      Conversion
                                                   of       Conversion of of all
Name  and  Address  of                 Number of   Class    all Class B   Class B
Beneficial Owner (1)   Title of Class  Shares      (2)      Shares (3)    Shares (4)
---------------------- --------------  ---------   -------- ------------- ----------
Theodore Stevens       Class A Shares  319,250(5)   6.4%    2.3%          4.7%
                       Class B Shares  -0-          -0-

Max Munn               Class A Shares  45,000       0.9%    *             *
                                       (7)(8)(9)
                       Class B Shares  -0-(8)       -0-

Laurie Munn            Class A Shares  519,750      10.48%  22.6%         15.44%
                                       (9)(10)
                       Class B Shares  519,750(10)  29.4%

Michael Levine         Class A Shares  -0-          -0-     9.05%         18.6%
as escrow agent        Class B Shares  1,250,000    70.6%
                                       (6)

Roger Laurie           Class A Shares  20,000(13)   .4%     *             *
                       Class B Shares  -0-          -0-

Richard Josephberg     Class A Shares  20,000(13)   .4%     *             *
                       Class B Shares  -0-          -0-

All Executive          Class A Shares  85,000(11)   1.7%    0.61%         1.2%
Officers and           Class B Shares  -0-          -0-
Directors as a Group
(3 persons) (Note 12.)


*  Less than 1%.

(1) Mr. Munn is the President and Chief Executive Officer and a Director of the Company and can be contacted at the Company's principal executive offices at 320 Washington Street, Mt. Vernon, NY 10553. Mr. Stevens is married to Mr. Munn's sister, Ann Stevens; and Max Munn and Laurie Munn are husband and wife. Such person's percentage ownership is determined by assuming that the options that are held by such person which are exercisable within 60 days from the date hereof have been exercised. During March 1997, Mr. Stevens converted
269.750 shares of Series A Preferred Stock into 269,750 shares of Class A Common Stock.

(2) Does not give effect to the exercise of the Warrants, the Underwriters or prior underwriters Warrants or stock options granted under the Plans other than as noted.

(3) Reflects the percentage of the votes to which the voting Common Stock owned is entitled to vote if the Class A Shares and Class B Shares vote as one class. Assumes that the 1,769,750 outstanding Class B Shares have not been converted to Class A Shares and, consequently, have five votes per share (aggregating 8,848,750 votes).

(4) Reflects the percentage of the votes to which the voting Common Stock owned is entitled to vote if the Class A Shares and Class B Shares vote as one class. Assumes the 1,769,750 Class B Shares have been converted to 1,769,750 Class A Shares and, consequently, have one vote per share rather than five votes per share.

(5) Includes 269,750 Class A Shares converted from Class B shares during March 1997. Does not include 50,000 Class A Shares issued to Ann Stevens, wife of Mr. Stevens, pursuant to her settlement agreement with the Company, such 50,000 Class A Common Shares being registered with the Securities and Exchange Commission as part of this filing. (See Legal Proceedings.)

(6) Includes 1,250,000 Class B Shares (the "Escrow Shares") issued to Mr. Levine as escrow agent pursuant to the settlement reached by the Company and Ann Stevens with respect to a prior employment agreement. Ann Stevens, a former executive of the Company is the beneficial owner of the escrow shares. The escrow agent may vote the escrow shares only in the event of the Company's default of its obligations pursuant to the settlement agreement between the Company and Ms. Stevens. (See Legal Proceedings.)

(7) Represents Class A Shares issuable to Mr. Munn upon exercise of an Incentive Stock Option issued pursuant to the Director Plan established on June 20, 1994, and a grant provided on Sept. 16, 1994.

(8) Does not include 519,750 Class B Shares (convertible into 519,750 Class A Shares) held by Mr. Munn's wife. Mr. Munn disclaims ownership of any such shares.

(9) Pursuant to an agreement between Laurie Munn, Interiors, Inc. and VTR Capital, Inc., entered into in July 1996, if the Company does not meet certain net profit targets, Ms. Munn is required to forfeit her shares of the Company's Common Stock back to the Company.

(10) Includes 519,750 shares of Class B Shares (convertible into 519,750 Class A Shares).

(11) Includes 45,000 Shares of Class A Common Stock issuable upon the exercise of options pursuant to existing stock option plans.

(12) Represents the following Class A Common shares for each of three (3) directors: 45,000 shares issuable to Max Munn, the Company's President and Chief Executive Officer upon exercise of options pursuant to a grant issued on September 16, 1994 and the Company's Director Plan, 10,000 shares issued to Roger Lourie under the Company's Director Plan, and 20,000 shares issued to Richard Josephberg under the Company's Director Plan.

(13) Includes 20,000 Shares of Class A Common Stock issuable upon the exercise of options pursuant to existing stock option plans.

There are no agreements or other arrangements or understandings known to the Company concerning the voting of the Common Stock of the Company or otherwise concerning control of the Company which are not disclosed herein. There are no pre-emptive rights applicable to the Company's securities.

------------------------------------------------------------------------------
ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTION
------------------------------------------------------------------------------

On July 7, 1994, Theodore Stevens, Max Munn and Ann Stevens, then respectively President, Executive Vice President and Executive Vice President of the Company, personally guaranteed the obligations of the Company under a Promissory Note dated July 7, 1994 in the amount of $950,000 at an interest rate of prime plus one percent (9.25% as of the date of this filing) to a New York bank. Pursuant to terms of settlement involving various issues (See "Legal Proceedings"), in the event that the Company's debt to the Bank is not repaid in full prior to March 31,

1997, the Company will pay Ann Stevens, who is married to Mr. Stevens, .2083% of the outstanding balance per month as compensation for her personal guarantee. As of September 30, 1997, the outstanding balance of this note totals $365,000.

For the years ended June 30, 1997 and June 30, 1996, the Company paid approximately $54,000 and $30,000, respectively, to the father of the President, and Chief Executive Officer for consulting services. See "Executive Compensation - Consulting Arrangements." These amounts are included in capitalized mold costs on the balance sheet.

In October 1994, the Company borrowed the sum of $8,000 from the President of the Company. The amount due was evidenced by a promissory note dated October 27, 1994, which bore interest at a rate of 12% per annum. The principal and interest were due November 17, 1994. In November 1994, the Company repaid the loan. In addition, in November and December 1994, the Company advanced an aggregate amount of $13,000 to the then Executive Vice President-Operations of the Company, and now its President and Chief Executive Officer. This amount will be repaid by the President and Chief Executive Officer to the Company during the twelve months ended October 1997 at an 18% annual rate of interest.

On April 1, 1995, the Company entered into a Consulting Agreement with and issued certain shares to Morris Munn, the father of the President of the Company, Max Munn. See "Consulting Arrangements".

In August 1995, Theodore Stevens, a Director of the Company, and Laurie Munn, wife of Max Munn, President and Chief Executive Officer and a Director of the Company, entered into an agreement whereby Mr. Stevens sold to Mrs. Munn 269,750 shares of Class B Common Stock for $150,000 payable by an initial installment of $15,000 and a promissory note for the balance of the purchase price payable in 15 years with interest at the rate of 6.6% per annum.

On February 8, 1996, the Company entered into a demand loan for approximately $38,000, bearing 18% interest, with the President and Chief Executive Officer of the Company. This note will be repaid by the President and Chief Executive Officer to the Company during the twelve months ended October 1997, with interest as specified above.

On February 15, 1996, the Company's then Italia Collection subsidiary entered into a Financing Arrangement with a New York corporation whereby Italia Collection borrowed pursuant to an asset-related formula. This Financing Arrangement has been personally guaranteed by Max Munn, the Company's President and Chief Executive Officer and his wife.

In February 1996, the Company's Board of Directors approved the issuance to Sol Munn, uncle of the President of the Company, Max Munn. See "Consulting Arrangements".

On April 4, 1996, the Company's Board of Directors resolved to issue 250,000 shares of the Company's Class B Common Stock to Laurie Munn, wife of the Company's President and Chief Executive Officer. This issuance is in consideration for a down payment of $250, Ms. Munn's 6.6% note to the Company providing for principal of $437,500 to be paid to the Company in five equal annual installments of $105,561.90, and Ms. Munn's guarantee and pledge of her assets for certain Company debt. The shares were issued to Ms. Munn on April 8, 1996. Ms. Munn has executed a Promissory Note and Security Agreement in conjunction with the issuance of these shares. The first annual installment is due to be paid on June 30, 1998. The Company obtained an appraisal at that time to determine the fair market value of this transaction.

Pursuant to the Company's June 30, 1996 settlement with Ann Stevens (the "Settlement"), a former executive of the Company, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Stock. In conjunction with the issuance of the Company's shares to Ms. Stevens, the Company recorded charges against earnings totaling $71,400 at June 30, 1996. The Company paid $228,353 in the current year to Ms. Stevens in compliance with the settlement Agreement.

------------------------------------------------------------------------------
ITEM 13     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
------------------------------------------------------------------------------

(A)   EXHIBITS


1.1     Form of Amended Underwriting Agreement..(2)

1.2     Form of Agreement Among Underwaters.(1)

1.3     Form of Selected Dealer Agreement.(1)

1.4     Form of Management Agreement between the Company and Decor Group,
Inc.(12)

2.01 Stock Purchase Agreement, dated October 21, 1994, among the Company and Murano Crystal Corp. and Stephen M. Tucker.(6)

2.02 Stock Purchase Agreement, dated October 21, 1994, among the Company and Cemmic Productions Corp. and Stephen M. Tucker and Michael D. Tucker.(2)

3.1     Certificate of Incorporation of the Company. (1)

3.1(a)  Amendment to the Certificate of Incorporation.(2)

3.1(b) Certificate of Designations, Rights and Preferences of Series A Preferred Stock.(2)

3.2     By-Laws of the Company.(1)

3.3     Restated Certificate of Incorporation of A.P.F. Holdings, Inc. (1)

3.4 Certificate of Ownership and Merger between Interiors, Inc. and A.P.F. Holdings, Inc. (1)

3.5     Articles of Incorporation of Italia Collection, Inc. (7)

3.6     By-laws of Italia Collection, Inc. (7)

4.1 Forms of Representative's Warrants to Purchase Class A Common Stock, Class WA Warrants and Class WB Warrants. (2)

4.1(a)  Consulting Agreement between the Company and VTR Capital, Inc.(2)

4.1(b) Form of Warrant Exercise Fee Agreement by and between the Company, VTR Capital, Inc., and the Transfer Agent. (2)

4.2 Form of Warrant Agreement by and between the Company, J. Gregory & Company, Inc., and Transfer Agent. (3)

4.3(a)  Specimen Class A Preferred Stock Certificate.(2)

4.3(b)  Specimen Class WC Warrant Certificate.(2)

4.3(c)  Specimen Class A Common Stock Certificate.(2)

4.4     Specimen Class B Common Stock Certificate.(2)

4.5     Specimen Class WA Warrant Certificate.(2)

4.6     Specimen Class WB Warrant Certificate.(2)

4.7     First Amendment to Warrant Agreement.(3)

10.1 Sublease Agreement dated January 16, 1991 between Stern Metals and the Company.(1)

10.2 Lease dated August 11, 1992 between Hoopskirt Factory Partners and I.R.A.L., Inc.(2)

10.3    Lease dated February 1, 1993 between Arglo Realty Company and the
Company (1)

10.4 Security Agreement dated November 13, 1990 between the Company and United Credit Corporation and amendments thereto dated November 13, 1990, January 7, 1992 , October 11, 1991 , December 15, 1992 and June 23, 1993. (1)

10.5 Promissory note dated June 27, 1991 for $75,000 to Mount Vernon Urban Renewal Agency. (1)

10.6 Mount Vernon Small and Minority Business Loan Agreement dated June 27, 1991 (1)

10.7 Security Agreement between Mount Vernon Urban Renewal Agency and the Company dated June 27, 1991.(1)

10.8 Intercreditor Agreement dated June 27, 1991 between United Credit Corporation and Mount Vernon Urban Renewal Agency (1)

10.9 Promissory note dated April 2, 1992 in favor of Hide Tashiro, in principal amount Of $150,000.(1)

10.10 Promissory note dated April 2, 1992 in favor of Takehima Nishijima, in principal amount of $150,000. (1)

10.11 Promissory note dated June 8, 1992 in favor of Roger Lourie, in principal amount of $15,000. (1)

10.12 Promissory note dated September 19, 1992 in favor of Howard Morganstein, in principal amount of $50,000. (1)

10.13 Promissory note dated September 1, 1993 in favor of The Munn Trust of 1975 Trustee: Sol Munn and Evelyn Munn, in the principal amount of $150,000. (1)

10.14 Agreement dated April 1, 1991 between Production, Merchandising & Distribution Employees Union, Local 210, affiliated with The International Brotherhood of Teamsters, Chauffeurs, Warehouseman and Helpers of America, AFL-CIO and the Company. (1)

10.15   Form of Security Agreement between the Company and the Bridge
Lenders. (1)

10.16   Form of Non-Negotiable 6% Convertible Promissory Note. (1)

10.17   Form of Non-Negotiable 10% Promissory Note (1)

10.18 Employment Agreement dated March 8, 1994 between A.P.F. Holdings, Inc. and Max Munn (1)

10.19   Marketing and Organizational Agreement between the Company and Robert
M. Leopold dated as of January 4, 1994.(1)

10.20 Promissory Note dated March 16 , 1994 in favor of William Evenchick, in the principal amount of

$100,000.(1)

10.21 Pledge and Security Agreement between Ted Stevens and Stern Metals, Inc. dated January 16, 1991. (1)

10.22 Promissory Note dated January 16, 1991 in favor of Stern Metals, Inc. in the principal amount of $125,000.(1)

10.23   1994 Stock Option and Appreciation Rights Plan.(5)

10.24   1994 Director Stock Option and Appreciation Rights Plan.(4)

10.25   Revised form of Warrant Exercise Fee Agreement.(5)

10.26 Revised form of Consulting Agreement between the Company and J. Gregory & Company, Inc.(2)

10.27 General Loan and Security Agreement dated July 7, 1994 between the Company and The Bank of New York.(5)

10.28   Promissory Note dated July 7, 1994 in the amount of $950,000. (5)

10.29 General Guarantees dated July 7, 1994 of Ann Stevens, Theodore Stevens and Max Munn to The Bank of New York. (5)

10.30 Lease Agreement dated July 15, 1994 between the Company and Robert Schildkraut.(5)

10.31 Promissory Note dated June 30, 1994 in the amount of $100,000 issued to Ted Stevens. (5)

10.32 Agreement dated October 6, 1994 among the Company, J. Gregory & Company, Inc. and Vincent Mongo.(5)

10.33 Consulting agreement between Morris Munn and the Company dated October 1, 1993.(5)

10.34 Consulting agreement between M & E Company and the Company dated October 1, 1993.(5)

10.35 Promissory Note dated October 25, 1994 in the amount of $100,000 issued to Nybor Group, Inc. together with Affidavit of Confession of Judgment relating thereto.(7)

10.36 Employment Agreement dated October 21, 1994, between Murano Crystal Corp. and Stephen M. Tucker. (6)

10.37 Consulting Agreement dated October 21, 1994, between Murano Crystal Corp. and Jean Tucker.(6)

10.38   Guaranty issued by the Company to Stephen M. Tucker and Jean
Tucker.(6)

10.39 Guaranty issued by the Company to Stephen M. Tucker and Michael D. Tucker.(6)

10.40 Non-Competition and Confidentiality Agreement entered into between Murano Crystal Corp. and Michael D. Tucker.(6)

10.41 Non-Competition and Confidentiality Agreement entered into between Murano Crystal Corp. and Lisette Tucker. (6)

10.42 Promissory Note dated October 27, 1994 in the amount of $8,000 issued to Max Munn.(7)

10.43 Promissory Notes dated October 27 and October 28, 1994 in the amounts of $8,000 and $25,000, respectively, issued to Robert M. Schildkraut together with Affidavits of Confession of Judgment relating thereto.(7)

10.44 Promissory Note dated November 23, 1994 in the amount of $225,000 issued to Ekistics Corp.(7)

10.45 Guarantees dated November 23, 1994 of Theodore Stevens, Max Munn, Laurie Munn, and Ann Stevens.(7)

10.46 General Loan and Security Agreement dated November 22, 1994 from the Company to Ekistics Corp.(7)

10.47 Rollover Promissory Notes issued to Robert Schildkraut in the amounts of $25,000 and $8,000.

10.48 Form of Subscription Agreement for Private Placement of Series A 10% Convertible Preferred Stock.(8)

10.49 Letter Agreement dated march 15, 1995 between the Company and Chatham Capital Partners, Ltd.(3)

10.49(a)Form of Subscription Agreement for Offering by Decor Group, Inc.(11)

10.50   Demand note between the Company and Max Munn dated February 8,
1996.(9)

10.51 Non-negotiable Promissory Note between Laurie Munn and the Company dated April 8, 1996, and Security Agreement relating thereto.(10)

10.51(a)Letter dated March 28, 1995 between Reynders, Gray & Co. Incorporated to Theodore Stevens.(3)

10.52 Voting Agreement between the Company, Interiors, Inc., Max Munn, Michael Lulkin, and Matthew Harriton.(8)

10.52(a)Revised Voting Agreement between the Company, Interiors, Inc., Max Munn, Michael Lulkin, and Matthew Harriton.(12)

10.53   Credit Agreement between BH Funding, LLC and Interiors, Inc.(12)

10.54   Consulting Agreement between the Company and BH Funding, LLC. (12)

10.55   Promissory Note executed in favor of BH Funding, LLC. (12)

10.56   Pledge Agreement between the Company and BH Funding, LLC. (12)

11.0    Statement re: computation of per share earnings as of December 31, 1997.

21.1    Subsidiaries of the Registrant.(5)

23.1    Consent of Arthur Andersen LLP, independent Public accountants. (12)

23.2 Consent of Bernstein & Wasserman, LLP - such consent is contained in the opinion contained in Exhibit 5.1.(12)

99.1    U.S. Patent and Trademark office Trademark Reg- No. 1,736,623(1)

99.2    U.S. Patent and Trademark Office Service mark Reg.  No. 1,783,694(1)

99.3 Consent Order for Permanent injunction for Defendant Max Munn issued by the Federal Trade Commission in September 1991. (1)

99.4 Satisfaction of Judgment in the matter of A.P.F. Holdings, Inc. vs. Max Munn.(2)

------------

(1) Previously filed as an exhibit to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

(2) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference. (1)

(3) Previously filed as an exhibit to Amendment No. 2 to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

(4) Previously filed as an exhibit to Amendment No. 3 to the Registration Statement (Registration No. 33-7728-NY), which exhibit is incorporated by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24352), which exhibit is incorporated herein by this reference.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K filed November 3, 1994 (File No. -24352), which exhibit is incorporated herein by this reference.

(7) Previously filed as an exhibit to the Registration Statement (Registration No. 33-86296) and which exhibit is incorporated herein by reference.

(8) Previously filed as an exhibit to the Registration Statement (Registration No. 33-08215) and which exhibit is incorporated herein by this reference.

(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995 and which such exhibit is incorporated herein by this reference.

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and which such exhibit is incorporated herein by this reference.

(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 (File No. 0-24352), which exhibit is incorporated herein by this reference.

(12) Previously filed as an exhibit to the Registration Statement (Registration No. 33-94404), which exhibit is incorporated herein by reference.

(13) Previously filed as an exhibit to the Registration Statement (Registration No. 33-17671), which exhibit is incorporated herein by reference.

                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 13 day of October, 1997.


                                           INTERIORS, INC.


                                           By: /s/ Max Munn
                                              ------------------------------
                                               Max Munn, President
                                               Chief Executive Officer and
                                               Secretary


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated


Signature                           Title                       Date
---------                           -----                       ----
/s/ Max Munn                President, Chief Executive,    October 13, 1997
--------------------------  Officer, and Secretary
Max Munn

/s/ Roger Lourie            Director                       October 13, 1997
--------------------------
Roger Lourie

/s/ Richard A. Josephberg   Director                       October 13, 1997
--------------------------
Richard A. Josephberg

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Interiors, Inc.:


We have audited the accompanying balance sheet of Interiors, Inc. (a Delaware corporation) as of June 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows of Interiors, Inc. and subsidiary for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interiors, Inc. as of June 30, 1997 and the results of operations and cash flows of Interiors, Inc. and subsidiary for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the accompanying notes to the financial statements, the Company has a working capital deficiency, has utilized approximately $1,350,000 in cash for its operations and is involved in various lawsuits, the outcome of which is not certain. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York, New York
October 3, 1997

                                 BALANCE SHEET


                                                    JUNE 30,
                     ASSETS                           1997
                     ------                         --------
CURRENT ASSETS:
  Cash                                              $271,408
  Accounts receivables -
    Trade, net of allowance of $268,000              946,828

  Inventories                                      1,520,829
  Prepaid expenses and other current assets          898,391
                                                 -----------
    Total current assets                           3,637,456
                                                 -----------

INVESTMENTS                                        3,976,679

PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                          1,546,347
  Furniture and fixtures                             144,297
  Leasehold improvements                             213,010
                                                  ----------
    Total property and equipment, at cost          1,903,654

  Less-Accumulated depreciation and
    amortization                                   1,018,687
                                                 -----------
      Net property and equipment                     884,967

OTHER ASSETS                                         263,240
                                                 -----------
  Total assets                                    $8,762,342
                                                 ===========


                                                    JUNE 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1997
------------------------------------                --------
CURRENT LIABILITIES:
   Notes payable and current maturities of
     long-term debt                               $1,617,859
   Accounts payable and accrued liabilities        2,099,734

   Capital lease obligations                          18,965
                                                 -----------
     Total current liabilities                     3,736,558
                                                 -----------

NON-CURRENT LIABILITIES:
   Notes Payable                                     890,000
   Loan Payable                                       17,954
                                                 -----------
     Total noncurrent liabilities                    907,954
                                                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
5,300,000 shares authorized,
1,147,060 shares issued and outstanding               11,471
   Class A Common Stock, $.001 par value,
30,000,000 shares authorized,
5,261,241 shares issued and outstanding                5,261
   Class B Common Stock, $.001 par value,
2,500,000 shares authorized,
1,769,750 shares issued and outstanding                1,770
   Additional paid-in-capital                     13,216,636
   Retained deficit                               (8,679,208)
   Treasury Stock                                       (600)
   Note receivable                                  (437,500)
                                                  -----------
     Total stockholders' equity                    4,117,830
                                                 -----------
     Total liabilities and stockholders' equity   $8,762,342
                                                 ===========

       The accompanying notes are in integral part of this balance sheet

                                INTERIORS, INC.

                           STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                                        1997          1996
                                                                    -----------    -----------
SALES AND OTHER REVENUES:
      Net sales                                                     $ 4,652,131    $ 5,378,761
      Royalty & commission revenues                                     144,000              0
      Proceeds from sales to Photo-To-Art                             1,140,000              0
                                                                    -----------    -----------
           TOTAL SALES AND OTHER REVENUES                           $ 5,936,131    $ 5,378,761

EXPENSES:
      Cost of goods sold                                            $ 3,075,821    $ 3,558,733
       Selling, general, and administrative expenses                  2,569,697      3,611,812
                                                                    -----------    -----------
           TOTAL EXPENSES                                           $ 5,645,518    $ 7,170,545

      Income from operations                                            290,613     (1,791,784)

GAIN ON SALE OF INVESTMENT                                              201,013              0

INTEREST EXPENSE (including securities related financing charges)      (405,048)      (538,497)
                                                                    -----------    -----------

      Income (loss) from operations
         before (benefit) provision for taxes                            86,578     (2,330,281)

(BENEFIT) PROVISION FOR INCOME TAXES                                    (19,346)        17,859
                                                                    -----------    -----------

      Income (loss) from continuing operations                          105,924     (2,348,140)

DISCONTINUED OPERATIONS

      Loss from operations of discontinued operations                         0        789,332
      Provision for disposal of discontinued operations                       0      2,146,301
                                                                    -----------    -----------
      Loss from discontinued operations                                       0      2,935,633

NET EARNINGS (LOSS) PER COMMON STOCK

      CONTINUING OPERATIONS                                               $0.02         ($0.83)
      DISCONTINUED OPERATIONS                                             $0.00         ($1.03)
                                                                    -----------    ------------
NET INCOME (LOSS) PER SHARE OF COMMON STOCK                               $0.02         ($1.86)
                                                                    ===========    ============

WEIGHTED AVERAGE NUMBER OF SHARES USED
      IN COMPUTATION                                                  4,527,160      2,837,293
                                                                    ===========    ===========


   The accompanying notes are an integral part of these financial statements

                                INTERIORS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                                           Series A              Class A               Class B
                                                                        Preferred Stock       Common Stock          Common Stock
                                                                        ---------------      ---------------       ---------------
                                                                        Shares     Amount    Shares   Amount       Shares   Amount
                                                                        ------     ------    ------   ------       ------   ------
 BALANCE, June 30, 1995                                                                    1,570,000   $1,570      882,500     $883

   Proceeds from issuance of Series A Preferred                         460,000   $4,600
   Conversion of Class B Shares                                                              330,000     $330     (330,000)   ($330)
   Conversion of convertible debt into Class WC Warrants
   Issuance of Series A Common Stock for services                                            360,000     $360
   Conversion of convertible debt into Series A Preferred                80,000     $800
   Issuance of shares to Italia - in Treasury                                                600,000     $600
   Preferred stock dividend                                                                   55,247      $55
   Issuance to Decor Group, Inc.                                        200,000   $2,000     200,000     $200
   Issuance to Laurie Munn                                                                                         250,000     $250
   Private placement                                                     50,000     $500     175,000     $175
   Other                                                                                                           (13,000)    ($13)
   Sale of Treasury Stock                                                                    180,000     $180
   Escrow shares                                                                                                 1,250,000   $1,250
   Net loss through June 30, 1996
                                                                      -------------------------------------------------------------
 BALANCE, June 30, 1996                                                 790,000   $7,900   3,470,247   $3,470    2,039,500   $2,040

   Net  proceeds from the exercise of common stock warrants                                  822,424     $822
   Net  proceeds from the exercise of pfd. stock options                350,000   $3,500
   Common stock issued to directors                                                           20,000      $20
   Conversion of preferred stock to common stock                        (92,940)   ($929)    278,820     $279
   Increase in valuation of investment in Decor
   Conversion of Class B Common shares. into Class A Common shares.                          269,750     $270
   Common and preferred stock issued to BH Funding                      100,000   $1,000     100,000     $100
   Assumption of payroll tax liabilities - by officer in connection with Italia dissolution
   Common stock issued to liquidate debt                                                     300,000     $300
   Net income through June 30, 1997
                                                                      -------------------------------------------------------------
 BALANCE, June 30, 1997                                               1,147,060   $11,471  5,261,241   $5,261    1,769,750   $1,770
                                                                      =============================================================

                                                                     Additional
                                                                       Paid-In     Accumulated  Treasury        Note
                                                                       Capital      (Deficit)     Stock      Receivable     Total
                                                                    ---------------------------------------------------------------
 BALANCE, June 30, 1995                                              $5,595,763    ($3,335,618) ($270,257)               $1,992,341

   Proceeds from issuance of Series A Preferred                      $1,553,032                                          $1,557,632
   Conversion of Class B Shares
   Conversion of convertible debt into Class WC Warrants               $100,000                                            $100,000
   Issuance of Series A Common Stock for services                      $299,500                                            $299,860
   Conversion of convertible debt into Series A Preferred              $199,200                                            $200,000
   Issuance of shares to Italia - in Treasury                                                       ($600)
   Preferred stock dividend                                            $165,686      ($165,741)
   Issuance to Decor Group, Inc.                                        ($2,200)
   Issuance to Laurie Munn                                             $437,500                               ($437,500)       $250
   Private placement                                                   $307,934                                            $308,609
   Other                                                                    $13
   Sale of Treasury Stock                                              ($90,437)                 $270,257                  $180,000
   Escrow shares                                                        ($1,250)
   Net loss through June 30, 1996                                                  ($5,283,773)                         ($5,283,773)
                                                                    ---------------------------------------------------------------
 BALANCE, June 30, 1996                                              $8,564,741    ($8,765,132)     ($600)    ($437,500)  ($645,081)

   Net  proceeds from the exercise of common stock warrants          $1,178,820                                          $1,179,642
   Net  proceeds from the exercise of pfd. stock options               $734,000                                            $737,500
   Common stock issued to directors                                     $14,960                                             $15,000
   Conversion of preferred stock to common stock                           $650
   Increase in valuation of investment in Decor                      $1,624,501                                          $1,624,501
   Conversion of Class B Common shares. into Class A Common shares
   Common and preferred stock issued to BH Funding                     $723,900                                            $725,000
   Assumption of payroll tax liabilities - by officer in connection
           with Italia dissolution                                      $75,344                                             $75,344
   Common stock issued to liquidate debt                               $299,700                                            $300,000
   Net income through June 30, 1997                                                   $105,924                             $105,924
                                                                    ---------------------------------------------------------------
 BALANCE, June 30, 1997                                             $13,216,636    ($8,679,208)     ($600)    ($437,500) $4,117,830
                                                                    ===============================================================



  The accompanying notes are an integral part of these financial statements.

                                INTERIORS, INC.
                            STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                                                                          YEARS ENDED
                                                                                                            JUNE 30
                                                                                              ------------------------------------
                                                                                                   1997                1996
                                                                                              ---------------    -----------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (loss)                                                                           $     105,924      $   (5,283,773)
                                                                                              ---------------    -----------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
   Photo-2-Art-transaction                                                                       (1,140,000)
   Depreciation and Amortization:                                                                    628,416              680,137
   Provision for losses on accounts receivable                                                       228,000               63,244
   Non-cash write off of non-productive assets                                                       534,049
   Non-cash financing charge                                                                          50,000
   Reduction of liabilities from dissolution of subsidiary                                         (586,509)
   Non-cash provision for discontinued catalog operations                                                               2,235,835
   Gain from sale of investment securities                                                         (201,013)
   Provision for dissolution of Italia                                                                56,000
   Provision for issuance of stock                                                                    15,000              140,960
   Royalty and commissions                                                                           144,000
CHANGES IN ASSETS AND LIABILITIES:
   Decrease (increase) in accounts receivable, trade                                               (390,228)              178,743
   Decrease (increase) in inventories                                                                200,475            (346,275)
   Decrease (increase) in prepaid expenses and other current assets                                (585,126)             (47,512)
   Decrease (increase) in other assets                                                               287,887              162,891
   Increase (decrease) in accounts payable and accrued expenses                                    (606,654)            1,112,556
   Increase (decrease) in net liabilities and accrued expenses of discontinued operations           (90,557)
   Increase (decrease) in prepaid sales and customer deposits                                                            (40,800)
                                                                                             ----------------    -----------------
   Net cash used in operating activities                                                         (1,350,336)          (1,143,994)
                                                                                              ---------------    -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                            (166,621)            (543,272)
   Proceeds from sales of investments securities                                                     372,500
   Sale of investment in Decor Group, Inc.                                                         (826,000)
                                                                                              ---------------    -----------------
   Net cash used in investing activities                                                           (620,121)            (543,272)
                                                                                              ===============    =================
CASH FLOW FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of debt                                                              1,214,369
   Net proceeds from sale of investment securities                                                                      (357,197)
   Repayments of debt and capitalized lease obligations                                            (893,788)
   Net proceeds from sale of Series A preferred stock, common stocks, and warrants                                      2,046,491
   Net proceeds from exercise of common stock warrants                                             1,179,642
   Net proceeds from exercise of preferred stock options                                             737,500
                                                                                              ---------------    -----------------
   Net cash provided by financing activities                                                       2,237,723            1,689,294
                                                                                              ---------------    -----------------
   Net increase (decrease) in cash                                                                   267,266                2,028
CASH, beginning of period                                                                              4,142                2,114
                                                                                              ---------------    -----------------
CASH, end of period                                                                            $     271,408      $         4,142
                                                                                              ===============    =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for --
   Interest                                                                                    $     241,959      $       366,118
   Taxes                                                                                               5,973                8,344
NON-CASH FINANCIAL ACTIVITIES:
   Conversion of convertible debt into Class WC Warrants                                                                  100,000
   Conversion of convertible debt into Class A Preferred Stock                                                            200,000
   Conversion of Series A Preferred Stock to Class A Common Stock                                        650
   Investment - Decor Group, Inc. - issuance of Common A and Preferred Shares                                             437,500
   Decor Acquisition                                                                                                        2,200
   Stock issuance for financing charges                                                              350,000
   Stock issuance to settle debt and litigation
   Stock issuance for consulting services in connection with Decor acquisition                       350,000
   The accompanying notes are an integral part of these financial statements

                                INTERIORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996

-------------------------------------------------------------------------------
1.       DESCRIPTION OF BUSINESS AND ORGANIZATION
-------------------------------------------------------------------------------

BUSINESS ACTIVITY

The Company has been experiencing a shortage of working capital since commencement of its catalog operations in February, 1992. Initially, this shortage was due substantially to the unexpected positive response to catalog mailings the demand for the products offered exceeded the Company's ability to finance the cost of adequate inventory levels for such demand, thus leading to delays in fulfilling orders. Ultimately, the working capital shortages became more a function of the difficulty in sustaining revenue levels from the catalog business and the high costs associated with the conduct of such business, particularly with respect to recent substantial increases in paper, printing, and postage costs. Although management decided to discontinue the catalog business as of March 31, 1996, there can be no assurance that such action eliminated current cash restraints. Because of the Company's cash flow constraints, it has experienced problems in making payments for such liabilities as payroll taxes, accrued rent, and third-party debt service. The Company is working to arrange for paydowns of existing debt and is negotiating monthly payment plans with regard to certain liabilities. In support of this effort, during February, 1997, the Company arranged for additional financing of approximately $975,000 based on a loan of $600,000 and the sale of certain its holdings in Decor Group, Inc. to BH Funding, LLC. No assurances, however, can be given that the Company's efforts will ultimately be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Financial Statements and Notes.".

The Company's independent auditors have modified their report on the Company's financial statements for the year ended June 30, 1997. The Company's ability to continue as a going concern is dependent upon the successful achievement of certain initiatives currently in progress. As of June 30, 1997, the Company had a working capital deficit of approximately $99,000 and negative cash flow from operations for the year ending June 30, 1997 totaling approximately $1,350,000.

The Company has taken certain significant steps to correct the above deficiencies including:

(a) As a result of the Company's relationship with Decor Group, Inc. ("Decor") the Company has contracted with Artisan House, Inc (a subsidiary for Decor). for the distribution of framed mirrors to the home furnishings industry. The Company has participated in the production of a catalog for the purpose of increasing wholesale revenues as a result of the relationship.

(b) The Company continues to invest in advertising and marketing including the creation of direct mail brochures, to increase its revenues for the customer frame division. Sales for the custom frame division for the year ended June 30, 1997 was approximately $3,226,000 an increase of 12.6% over sales of approximately $2,864,000 for the year ended June 30, 1996. The Company expects to continue the growth of this division.

(c) The company has received a purchase orders from its largest customer in April and May of 1997 totaling approximately $1,050,000 for contemporary picture frames. These purchase orders are an addition to the continuing purchase orders received by the Company that aggregate approximately $250,000 per fiscal quarter period. During the two weeks prior to October 10, 1997 the Company received purchase orders for an additional $800,000 from the same customer. The Company expects to receive additional orders of approximately $750,000 which would be comparable to orders received from the same period during the fiscal year ended June 30, 1997. The Company therefore expects sales to this customer to aggregate in excess of $3,000,000 for the year ended June 30, 1998 as compared to sales of approximately $1,175,000 to this customer for year ended June 30, 1997. The Company expects the gross margin to remain unchanged for the sales to the customer during the fiscal year ended June 30, 1998.

(d) The Company has entered into a two year agreement with P-2-A to supply picture frames and stretchers. The year ended June 30, 1998 will be the first full twelve month period for which the Company'supplied products to P-2-A. The Company expects the growth of sales for this period to continue on a full year basis as compared to sales of only half of year ended June 30, 1997.

Although the Company believes that these initiatives will lead to improved financial results, and positive cash flows no assurances can be provided that this will be the case.

ORGANIZATION

Interiors, Inc. (the "Company" or "Interiors" known formerly as A.P.F. Holdings, Inc. or "A.P.F.") was incorporated pursuant to the laws of Delaware in February 1994. A.P.F. was incorporated pursuant to the laws of New York in October 1990. Interiors was incorporated in order to reincorporate in the State of Delaware. Effective March 1994, A.P.F. merged with and into the Company. In October 1994, the Company purchased "Ceramic Production Corp." and "Murano Crystal" to form a wholly-owned subsidiary, "Italia Collection, Inc." ("Italia"). Italia was dissolved in December 1996 (See Note 4).

After giving effect to the discontinuance of the Catalog operation during Fiscal 1996, the Company effectively has two operating divisions although it is not set up from a financial reporting perspective with regard to cost of sales and selling, general, and administrative expenses: 1) the Custom Framing Division which is engaged in the manufacture of antique and contemporary picture frames for museums, art galleries, designers, collectors, and frame retailers; and 2) the Wholesale Division, which manufactures and markets a line of high-end traditional and contemporary frames and mirrors through upscale retail furniture fashion retailers and department stores. The majority of the Company's sales are domestic. Sales to the largest customers totaled $1,786,000 and $652,000, or 38% and 15% of net sales respectively, for the years ended June 30, 1997 and June 30, 1996. Accounts receivable due from the largerst customers totaled approximately $373,000 and $119,000 as of June 30, 1997 and 1996, respectively..

The Company from time to time entered into transactions with related parties ( See Note 11). To the extent that the Company is unable to attract and retain qualified independent persons to serve on its board of directors, conflicts of interest may arise due to these relationships.

-------------------------------------------------------------------------------
2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

BASIS OF PRESENTATION

The consolidated statements of operations, stockholders' equity and cash flows include the accounts of Interiors, Inc. and its former wholly-owned subsidiary through the date of dissolution (December 1996). Accordingly, significant intercompany accounts and transactions have been eliminated in the consolidation.

REVENUE RECOGNITION

Revenue is recognized at the time custom work on wholesale is shipped or acceptance is acknowledged by the customer. Payments received for merchandise not yet shipped or accepted are reflected within prepaid sales and customer deposits, a current liability.

INVENTORIES

Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out method. Finished goods consist of those items available for shipping through the Wholesale Division.

Bartered inventory acquired is valued at the original cost of the inventory to the Company, which is determined to be the lower of cost or market. If the Company determines that historical inventory cost exceeds the estimated proceeds realizable upon sale of such inventory, it would record a reserve for writedown to market. The Company recorded such writedowns as of June 30, 1996 which are included in the "Fourth Quarter Adjustments/Transactions" disclosure below.

INVESTMENT IN AFFILIATE

The Company accounts for its investments in affiliates under the cost method.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The cost of additions and improvements and the costs incurred in the construction of castings and the related master molds are capitalized and expenditures for repairs and maintenance are expenses in the period incurred. Depreciation and amortization of property and equipment is provided utilizing straight-line and accelerated methods over the estimated useful lives of the respective assets as follows:

                                            YEARS
                                            -----
MACHINERY AND EQUIPMENT                     3 - 10
FURNITURE AND FIXTURES                      7 - 10

Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes have been provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities (See Note 13).

GOODWILL

In connection with the acquisition of Italia, amounts were paid in excess of the fair market value of the assets acquired. These amounts have been recorded as goodwill and are being amortized over 10 years. It is the Company's policy to evaluate the life and amount of goodwill annually. Such evaluations are based on current market conditions and expected future cash flows. As of June 30, 1997, in connection with the dissolution of the Italia subsidiary, all goodwill has been written off.

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

NET INCOME/LOSS PER SHARE OF COMMON STOCK

Net income/loss per share of common stock was computed based on the weighted average number of Class A and Class B shares outstanding. For the two years in the period ended June 30, 1997, no common stock equivalents were included in the computation since the effect would be antidilutive.

FOURTH QUARTER ADJUSTMENTS/TRANSACTIONS

The Company recorded approximately $1,140,000 in expense reimbursements during the fourth quarter of fiscal 1997. The income was primarily comprised of the sale of assets, including inventory, other goods and services to Photo-to-Art.

The Company recorded approximately $3,654,000 in losses during the fourth quarter of fiscal year 1996. The losses were primarily attributable to the discontinuance of the Catalog Division ($2,146,000), the write down of inventory based on the physical count ($1,093,000), and write-off of certain other assets ($79,200)

Selling, general, and administrative expenses were generated from continuing operations as scheduled below:

                                                    1997            1996
                                                    ----            ----

CUSTOM AND WHOLESALE DIVISIONS                   $  2,569,697   $    2,564,779
ITALIA COLLECTION, INC.                                    --        1,047,033
                                                 ------------   --------------
         TOTAL                                   $  2,569,697   $    3,611,812
                                                 ============   ==============

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121 (SFAS 121) titled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" SFAS 121, which is effective for financial statements for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At June 30, 1997, implementation of SFAS 121 did not have a material effect on the Company's financial statements.

In October 1995, the FASB issued SFAS 123 titled "Accounting for Stock-Based Compensation," SFAS 123, which is effective for transactions entered into in fiscal years beginning after December 15, 1995, uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting for such instruments. See
Note 9 for proforma disclosure requirement of SFAS 123.

In June 1996, the FASB issued SFAS 125 titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125, which is effective for such transactions occurring after December 31, 1996. Earlier application is not allowed. At June 30, 1997, implementation of SFAS 125 did not have a material effect on the Company's financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both basic EPS and diluted EPS on the face of the statement of income. For the years ended June 30, 1997 and 1996 implementation of SFAS 128 would not have a material effect on the Company's financial statements.

-------------------------------------------------------------------------------
3.       DISCONTINUATION OF OPERATIONS OF INTERIORS CATALOG DIVISION
-------------------------------------------------------------------------------

On March 31, 1996, the Board of Directors, decided to discontinue the Company's catalog operations because of declining revenues and high operating costs. As a result, a charge against earnings of approximately $2,200,000, was recorded at June 30, 1996. For the year ended June 30, 1996, losses from the discontinued catalog operations totaled $789,000. The Company has fully carried out its plan to discontinue the catalog operation within one year from March 31, 1996. As of June 30, 1996, the Company had assets and accrued expenses totaling $319,000 and $410,000 respectively. The Company has substantially carried out its plan to wind down operations by filling existing orders and commencing the mailing one final catalog as a "close-out sale" to liquidate inventory.

The following is a detail of income from discontinued operations for the year ended June 30, 1996:

                                                        1996
                                                        ----
REVENUE                                              $  742,640
COST OF GOODS SOLD                                      408,452
                                                     ----------
GROSS MARGIN                                            334,188

SELLING, GENERAL & ADMIN.                             1,078,642
INTEREST EXPENSE                                         44,878
NET LOSS FROM DISCONTINUED OPERATIONS                $(789,332)
                                                     ==========

-------------------------------------------------------------------------------
4.       ACQUISITIONS, DISPOSITIONS AND STRATEGIC ALLIANCES
-------------------------------------------------------------------------------

INVESTMENTS CONSIST OF THE FOLLOWING:

Investment in Decor (a)                               $ 2,836,679
Investment in P-2-A (b)                                 1,140,000
                                                        ---------
         TOTAL                                        $ 3,976,679

(a) Part of the Company's long-term plan for growth includes either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry to maximize market potential. For this purpose, pursuant to a March 3, 1996 agreement relating to the capitalization of Decor Group, Inc., ("Decor"), Decor issued to the Company 250,000 shares of its Series A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 shares of its Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common Stock, (which has been sold) and 200,000 shares of its Series A Convertible Preferred Stock (which has been sold) and a guarantee with respect to certain indebtedness should such indebtedness become necessary. (The Decor securities are adjusted to reflect a 1-for-two reverse split effected by Decor in October 1996.) Also, the Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. Concurrent with the exercise of this option, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust".) The Voting Agreement will expire upon the earlier of February 7, 2007 or upon the Company's repayment in full of its obligations to BH Funding, LLC (Note 9), but in no event earlier than December 31, 1997. The Voting Trust comprises three individuals: The Company's President and Chief Executive Officer (and also the Chairman of the Board of Decor), and two Directors of Decor who are otherwise unrelated to the Company. As part of the Company's investment in Decor, during the months of August and September 1996, the Company purchased 54,934 shares of Decor's Series C Non-Voting, Convertible, Preferred Stock as a cost of $824,000. In the formation of Decor, the Company's intention was to create an affiliate with a corporate identity clearly separate and distinct from that of the Company. Decor was organized for the purpose of acquiring the business operations of unrelated companies. On November 12, 1996, (the "Effective Date") a public offering by Decor of certain of its securities was declared effective by the Securities and Exchange Commission. Subsequent to the effective date of Decor's initial public offering, the Company owned approximately 79.6% of the total voting stock of Decor. During February 1997, the Company sold its entire holdings of Series A Convertible Preferred Stock to an independent investor. Assuming conversion by the subsequent holder to common stock, the Company will own approximately 77.5% of the total voting stock of Decor subsequent to such sale and conversion. All Decor related disclosures have been adjusted to reflect the following: (1) a one for two reverse stock split by Decor in October, 1996; and (2) Decor declared and issued a dividend on its common stock payable in the form of two (2) shares of common stock for each one (1) share of common stock held as of the record date of December 16, 1996. Each share of Decor's Series A and Series C Preferred stock are convertible into three (3) shares of Decor's common stock effective December 16, 1996. As of June 30, 1997, the holding in Decor is recorded on the Company's financial statements at the market value on November 12, 1996, the "Measurement Date" of the Company's trading securities previously transferred to Decor during March 1996 plus acquisition costs, less the proportionate value of the securities sold during February 1997. As of October 7, 1997, Decor declared a reverse stock split of one new share of common stock for each 3 shares held.

         As of June 30, 1997, the holding in Decor was recorded on the Company's financial statements under the Cost Method which was determined by the market value on November 12, 1996, of the Company's trading securities previously transferred to Decor during March 1996, plus acquisition costs, less the proportionate value of the securities sold during February 1997. As a result of the Company's sale of its Common Stock equivalents during the nine months ended March 31, 1997, the Company has accounted for the Decor investment utilizing the Cost Method of accounting as it presently has no residual equity interest (stock ownership is through Series B Preferred shares).

         In May 1996, the Company entered into a two year Management Services Agreement with Decor whereby the Company will advise Decor on the manufacturing, sale, marketing and distribution of Decor's products as well as providing Decor with accounting and administrative services and advice on strategic planning of joint ventures, acquisitions, and other long term initiatives. Pursuant to this agreement, the Company will be paid on an annual basis the greater of
         (1) $75,000 or (2) 1.5% of excess cashflow as defined in the agreement. The Company and Decor amended this agreement to increase this payment to $90,000 per annum. Additional transfers of funds from Decor to the Company will be subject to the attainment by Decor of excess cash flow totaling $4,000,000 per year through December 31, 1999. At June 30, 1997, the Company has accrued approximately $90,000 of fees pursuant to this agreement.

         Decor entered into an asset purchase agreement (the "Agreement") with Artisan House, Inc. ("Artisan House") to purchase substantially all of the operating assets, and assume certain liabilities of Artisan House for an aggregate purchase price of $3,526,400, subject to certain adjustments. Decor completed the Artisan House acquisition on November 18, 1996. Artisan House, located in Los Angeles, California and founded in 1964, is engaged in the design, manufacturing, and marketing of metal wall, table and freestanding sculptures. Management believes that Artisan House's products bridge the gap between high priced gallery art and mass produced decorative pieces. Artisan House products retail from approximately $100 to over $400. The primary goal of Artisan House is to supply a broad spectrum of design driven sculpture and decorative accessories at moderate prices.

(b) The Company entered into an agreement effective June 1, 1997, with Photo-2-Art, Ltd. ("P-2-A") a company which converts photographs into large-scale canvas oil paintings, whereby the Company agreed to sell certain canvas related assets as well as other goods and services to P-2-A in exchange for $600,000 in equity securities of P-2-A and $50,000 in cash. This agreement was amended as of June 30. 1997 using the cost method of accounting to reflect an increase in value to $1,140,000. Such amounts are reflected as an investment on the Company's balance sheet as of June 30, 1997. The Company now owns 270,000 shares of P-2-A stock and 120,000 warrants to purchase additional stock at $4.50 per share (less than 5% ownership of P-2-A.) The valuation ascribed to this transaction by the Company is comparable to the values received by unrelated investors in a recent private placement transactions between those investors and P-2-A. Is addition, P-2-A has agreed to sublease approximately 21,000 square feet of office and manufacturing space form the Company at an annual rental rate of $63,000 per year plus rent escalations. The term of the sublease is from June 1, 1997 to December 31, 2001. In addition, the current supply contract between the Company and P-2-A has been amended to continue for a term of seven (7) years. Sales to P-2-A for the year ended June 30, 1997 were approximately $365,000, there were no sales to P-2-A for the year ended June 30, 1996.

DISSOLUTION OF SUBSIDIARY

Because of declining revenues and high operating costs, on December 16, 1996, the Board of Directors decided to discontinue and dissolve Italia. On December 27, 1996, a Notice of Public Auction was distributed by Italia, advising all interested parties that a public auction of all the assets of Italia consisting of molds, equipment, models and inventory listed in a Security Agreement entered into between Italia, as debtor, and United Credit Corporation, as secured party, was to occur. The auction took place on January 10, 1997 and the Company was the successful bidder, thereby acquiring all of the assets of Italia in consideration for a payment of $2,000 and the assumption by the Company of the liabilities of Italia to United Credit Corp., which as of June 30, 1997 totaled approximately $806,000. Since the financial statements of Italia are consolidated into those of the Company, Italia's liabilities have already been reflected on the Company's historical consolidated financial statements. At June 30, 1997, the Company made the adjustments necessary to properly restate recorded assets and liabilities, together with a general reserve of approximately $56,000. These adjustments included approximately $586,000 write-off of debt recorded based on the advice of the Company's legal counsel (as the Company is not legally liable for such liabilities). Further the Company wrote-off approximately $534,000 in assets related to its Italia subsidiary which were not considered to benefit the Company's future operations.

-------------------------------------------------------------------------------
5.       INVENTORIES
-------------------------------------------------------------------------------

The components of inventory are as follows:

                                              JUNE 30, 1997
                                              -------------
RAW MATERIALS                                 $     753,685
WORK IN PROCESS                                     435,204
FINISHED GOODS                                      331,940
                                              -------------
         TOTAL                                $   1,520,829
                                              =============

-------------------------------------------------------------------------------
6.       OTHER ASSETS
-------------------------------------------------------------------------------

The components of other assets are as follows:

                                                        JUNE 30, 1997
                                                       ---------------
SHOWROOM SAMPLES, NET OF ACCUMULATED AMORTIZATION          $    69,925

FRAME MIRROR MOLDS, NET OF ACCUMULATED AMORTIZATION             43,443
OF $169,235

ORGANIZATIONAL COSTS, NET OF ACCUMULATED                        50,354
AMORTIZATION OF $187,701

OTHER                                                           99,518
                                                      -----------------
         TOTAL                                             $   236,240
                                                      =================

Organizational costs incurred by the Company are being amortized over a five year period. Frame mirror molds include costs related to the wholesale division in order to construct prototypes and molds for a product line of antique reproduction framed mirrors. These costs are amortized over the related product life or five years, whichever is shorter.

-------------------------------------------------------------------------------
7.       ACCRUED LIABILITIES
-------------------------------------------------------------------------------

                                                       JUNE 30, 1997
                                                       -------------
SALARIES AND EMPLOYEE BENEFITS                         $     179,854
PAYROLL TAXES (A)_                                           201,888
EMPLOYEE SETTLEMENTS (B)_                                    289,000
RENT                                                         244,988
DEFERRED RENT                                                 46,752
INSURANCE                                                     10,454
UNION DUES AND BENEFITS(B)_                                  153,816
PROFESSIONAL FEES                                            198,521
INTEREST                                                      32,000
OTHER
                                                              15,625
                                                       -------------
         TOTAL                                         $   1,372,898
                                                       =============

(a) As of June 30, 1997, the Company has unpaid State payroll taxes of approximately $202,000. In July, 1997, the Company entered into a payout arrangement with New York State to satisfy $64,890 of back payroll taxes through twelve monthly payments of $5,407. The Company expects to negotiate a settlement for the remaining taxes due in the second quarter of 1998.

(b)      Refer to Note 10 for details.

-------------------------------------------------------------------------------
8.       NOTES PAYABLE
-------------------------------------------------------------------------------

NOTES PAYABLE                                                     JUNE 30, 1997
-------------                                                     -------------
BANK LINE OF CREDIT(A)                                            $    380,000

NOTES PAYABLE, DUE APRIL 28, 1999, TO BH FUNDING, BEARING              600,000
INTEREST AT 15% PAYABLE QUARTERLY. (D)

NOTES PAYABLE TO A NEVIS, BWI CORPORATION, BEARING INTEREST AT         206,292
18%, PAYABLE MONTHLY.(B)

FINANCING AGREEMENT WITH A SECURED LENDER (C)                        1,233,622

NOTE PAYABLE TO INDIVIDUAL BEARING INTEREST AT 6.5%                     61,675

OTHER NOTES PAYABLE                                                     44,224
                                                                  -------------
         TOTAL                                                       2,525,813
LESS CURRENT PORTION                                                (1,617,859)
                                                                  -------------
LONG-TERM PORTION                                                 $    907,954
                                                                  =============

(a) In July 1994, The Company replaced its existing financing agreement with a line of credit of up to $950,000 with a New York bank following the Company's Initial Public Offering in June 1994. Such borrowings are based on trade receivables and inventory. The borrowings under such line of credit are secured by a lien on all personal property and fixtures of the Company and personally guaranteed by the President and Chief Executive Officer of the Company, Ted Stevens, and their respective spouses. This line of credit bears interest at a rate of prime plus 1% (9.50% as of the date of this filing.) The Company is also seeking alternative sources of financing to ultimately replace the current line of credit, but there can be no assurance it will be able to do so.

(b) On October 16, 1995, the Company entered into an agreement to restructure a promissory note dated May 1995, with the principal amount of $500,000 bearing interest at the rate of 18% per annum with the principal which was due and payable in full on September 30, 1995 and a $150,000 note dated May 12, 1995, bearing interest at the rate of 18% payable monthly with 135% of the principal which was also due and payable in full on September 30, 1995 with a Nevis, BWI Corporation. On October 16, 1995 the parties agreed the Company owed the lender, including interest and monthly extension fees of approximately $155,000 through December 15, 1995, an aggregate amount of approximately $805,000. Pursuant to the new agreement, the Company paid $405,000 to the Nevis Corporation upon acceptance of the agreement. The Company also delivered a Promissory Note in the principal amount of approximately $400,000, in extension and replacement of the remaining balance due and payable of $180,000 on or before December 15, 1995 and $220,000 on July 31, 1996. The new agreement also stipulated that the lender shall sell the 180,000 shares of the Company's Class A Common Stock, held in escrow by the lender, for $180,000 to an unaffiliated third party. The proceeds of such sale were applied against the note. The stock sale during January 1996. In addition, during December 1995, the Company issued to the lender 35,000 unregistered shares of Class A Common Stock. Such shares shall be afforded a piggyback registration right for all registration statements filed by the Company before July 31, 1996 and a one time demand registration right commencing after July 31, 1996. Approximately $25,000 was charged against earnings during the quarter ended December 31, 1995 in conjunction with the issuance of these shares. The promissory note is also guaranteed by Max Munn, President and Chief Executive Officer of the Company. The note is collateralized by 600,000 shares of the Company's Class A Common Stock. In March, 1997, the Company renegotiated the terms of the agreement with the lender. The Company currently pays $7,500 per month at 15% per annum interest with a final payment due on March 15, 1998.

(c) During February, 1996 Interiors entered into an agreement with a New York based lender whereby it borrowed pursuant to an asset-related formula. The agreement remains in effect as of the date of this filing, and may be terminated by either party upon notice to the other and payment of the commitment fee for the unexpired term of this agreement. Although the Company is currently pursuing alternative financing agreements, as of the date of this filing, no such arrangements have been finalized. According to the current agreement, the lender, upon confirmation of shipments, will advance the Company 80% of the receivable. Upon collection of the receivable, the lender remits the balance of 20%. Interest is calculated on the daily cash balance at the rate of prime plus 9% per annum (17.25% as of the date of this filing) or a minimum of 18% per annum against a minimum monthly defined compensation of $3,000. In addition, the secured lender received personal guarantees from Max Munn, President and Chief Executive Officer of the Company, and his spouse. During February 1996, the Company's President and Chief Executive Officer arranged for $160,000 additional financing from this lender at the rates in effect for existing loans. The President and Chief Executive Officer, and his spouse, have provided personal guarantees for this additional funding, in addition to a security interest in certain real estate and Company stock owned by his spouse. The balance of the proceeds was loaned by the Company to the President and Chief Executive Officer. A $38,000 demand loan dated February 8, 1996, bearing an annual rate of interest of 18% was executed by the President and Chief Executive Officer, and countersigned by the Chief Financial Officer. The principal balance of the loan will be partially offset by unreimbursed business expenses. The remaining loan balance will be repaid by the President and Chief Executive Officer to the Company, with interest as provided above, by September 1998.

(d) In February, 1997, the Company received a loan from BH Funding, LLC ("BH") in the aggregate principal amount of $600,000 to be utilized to repay certain indebtedness of the Company and for continued operating expenses. As of October 3, 1997, the due date of this note was extended to April 1998, under the same terms and conditions. The Company in order to collateralize the loan to BH pledged and assigned to BH and granted to BH a continuing security interest in the Company's 6,666,667 shares of Series B Non-Convertible preferred Stock of Decor, and the Company's 54,934 shares of Series C Convertible Preferred Stock of Decor. As part of this transaction, the Company sold 250,000 Series A Convertible Preferred Stock holdings in Decor Group, Inc. to BH. In connection with this agreement, the fair market value on these shares on the date of issuance was allocated as follows: $350,000 as acquisition consulting on the Decor transaction; $350,000 as interest on the loan (to be amortized over the life of the loan using the effective interest method); and $25,000 as additional expense of the Company's sale of its 250,000 Series A Convertible Preferred Stock holdings in Decor Group, Inc.

-------------------------------------------------------------------------------
9.       SHAREHOLDER'S EQUITY
-------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY

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

On April 4, 1996, the Company's Board of Directors resolved to issue 250,000 shares of the Company's Class B Common Stock to Laurie Munn, wife of the Company's President and Chief Executive Officer. This issuance is in consideration for a down payment of $250, Ms. Munn's 6.6% note to the Company providing for principal of $437,500 to be paid to the Company in five equal annual installments of $105,561.90, and Ms. Munn's guaranty and pledge of her assets for certain Company debt The Company obtained an appraisal at that time to determine the fair market values of this transaction. The shares were issued to Ms. Munn on April 8, 1996. A Promissory Note and Security Agreement, whereby the shares will collateralize the Promissory Note, was executed by the Company and Ms. Munn pursuant to these terms. The Promissory Note remains outstanding.

During September 1996, the Company issued: 10,000 shares of its Class A Common shares to an outside director of the Company, and 10,000 shares of its Class A Common shares to various individuals named by another outside director of the Company. These shares bear a restrictive legend. Pursuant to the issuance of these shares, $15,000 was charged against earnings at December 31, 1996.

In April 1996, the Company's investment banking firm arranged for the private placement of 175,000 shares of the Company's Common A Stock and 50,000 shares of the Company's Series A Preferred Stock. These shares, all of which carried a restrictive legend and were issued on April 24, 1996 to various independent investors (the "Investors") generating gross proceeds of $431,251. The Company realized net proceeds of $310,609 which was used to pay certain outstanding liabilities. The Company registered the above shares on August 13, 1997.

The Company has not paid and does not anticipate paying any cash dividends on its Class A Shares, Class B Shares, or Series A Preferred Shares in the foreseeable future, but instead intends to retain all working capital and earnings, if any, for use in the Company's business operations, and in the expansion of its business. In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the "Record Date".) Payment was made on March 1, 1996 by the issuance of 0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the Record Date. Accordingly,

55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. As of June 30, 1997, the Company has not declared or established a record date for a dividend for its Series A 10% Cumulative Convertible Preferred Stock for the period from April 1996 through June 30, 1997. Cumulative but unpaid dividends on Series A 10% Cumulative Preferred Stock as of June 30, 1997 totals approximately $536,000.

Pursuant to a July 1996 agreement (the "Forfeit Agreement") between the Company's President and CEO's wife and the Company's underwriters ("VTR"), in consideration for the release of the Company's restrictions on issuing shares of capital stock, the wife may be required to forfeit her equity holdings (519,750 Class A Shares and 519,750 Class B shares) to the Company if pre-tax earnings fall below $300,000 and $366,000 for the years ending June 30, 1997 and 1998 respectively. As of October 1997, this agreement has been ammended and restated so that the restrictions for the year ended June 30, 1997 have been waived. The conditions set forth for the year ended June 30, 1998 remain in effect. In any reporting period where this agreement is in effect and the Company meets the income threshold requirement, the Company will record a compensation charge calculated as the fair market value of the common stock returned by the CEO's wife.

During the year ended June 30, 1997 $822,424 shares of common stock warrants were exercised at a price of $1.50 yielding net proceeds of approximately $822,000

Pursuant to a March 3, 1996 agreement relating to the capitalization of Decor Group, Inc., ("Decor"), Decor issued to the Company 250,000 shares of its Series A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 shares of its Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common Stock, (which has been sold) and 200,000 shares of its Series A Convertible Preferred Stock (which has been sold) and a guarantee with respect to certain indebtedness should such indebtedness become necessary. (See "Acquisitions, Disposition and Strategic Alliances).

On June 30, 1997, the Company issued 300,000 Shares of Class A Common Stock to Mr. Hide Tashiro in settlement of certain amounts owned to Mr. Tashiro and claims by the Company of amounts due from Mr. Tashiro and his affiliates. (See "Commitments ad Contingency").

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

In June and July 1995, the Company delivered to unaffiliated parties promissory notes in the aggregate amount of $300,000 with interest at the rate of 10% per annum (the "10% Notes") and promissory notes in the principal amount of $100,000 with interest at the rate of 6% per annum (the "6% Notes".) The 10% Notes and 6% Notes were each payable in June and July 1996 or the closing of the sale by the Company of an issue of Preferred Stock, whichever is earlier. The 6% Notes were convertible, in whole or in part, at the option of the holder, into a maximum of 2,000,000 WC Warrants entitling the holders for a period of five years to purchase one share of Preferred Stock per Class WC Warrant at a price of $5.50 per share. These Warrants are redeemable by the Company. The Notes were secured by a lien on the Company's assets. In September 1995 the Company repaid all 10% Notes in full, plus all accrued interest for both the 10% Notes and 6% Notes. All holders of 6% Notes have converted in full, into a total of 2,000,000 Class WC Warrants, which were registered in a Registration Statement declared effective by the Securities and Exchange Commission on September 18, 1996.

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

Effective June 30, 1996, the Company entered into a consulting agreement with Morris Munn, father of the Company's President and Chief Executive Officer, in exchange for certain future services (See Note 10-Consulting Arrangements). As part of this agreement, over the subsequent five-years, the Company will pay Mr. Munn $54,000 per annum in equal bi-weekly installments, and issue to Mr. Munn options to purchase up to 350,000 shares of the Company's Series A Preferred Stock. These options were fully exercised during July to September 1996, generating net proceeds to the Company totaling $787,500.

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

An aggregate of $350,000 was recorded by the Company as expense related to the aforementioned stock issued to consultants and others for services. These charges were based upon the fair market value of the shares on the respective dates granted.

Pursuant to a transaction between BH Funding and the Company, the Company issued 100,000 shares of Class A Common Stock and 100,000 shares of Preferred Stock (See "Notes Payable").

WARRANTS

In September 1995, the Company lowered the exercise price of the Company's Class WA Warrant to $1.50 per share and arranged to place 180,000 shares of the Company's Class A Common shares which were previously sold pursuant to a "Regulations" private placement into escrow. These shares were sold in January 1996 to unrelated parties pursuant to a restructuring of a note payable by the Company to the holder of these shares as discussed below. On July 16, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Class WA Warrants and underlying Class A Common shares. The Commission declared this Registration Statement effective on July 19, 1996. During August and September 1996, 578,000 of the Company's Class WA Warrants were exercised at $1.50 per warrant, generating proceeds to the Company totaling $867,000.

In January 1996, the Company's Board of Directors elected to lower the exercise price of the Company's Class WB Warrant to $2.00 per Class A Common share, subject to the filing and effectiveness of a Registration Statement with the Securities and Exchange Commission. Such Registration Statement was filed with the Commission on July 16, 1996 and declared effective on July 19, 1996.

On May 7, 1997 the Company announced that it had extended the exercise period of its Class A Warrants to June 22, 1998.

As of June 30, 1997, the Company has not declared or established a record date for a dividend for its Series A 10% Cumulative Convertible Preferred Stock for the period from April 1996 through June 30, 1997. Cumulative but unpaid dividends on Series A 10% Cumulative Preferred Stock as of June 30, 1997 totals approximately $536,000.

At June 30, 1997, certain warrants to acquire Company securities are outstanding: a) 3,055,588 Class WA Warrants exercisable at $1.50 to acquire one Class A Common Share and one Class WB Warrant, b) 845,150 Class WB Warrants exercisable at $2.00 to acquire one Class A Common Share, and c) 2,270,000 Class WC Warrants exercisable at $5.50 to acquire one Series A Preferred Share.

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

On September 16, 1994, the Board of Directors granted Incentive Options to purchase 25,000 Class A Shares to each of Theodore Stevens, then President and Max Munn, President and Chief Executive Officer and then Executive Vice President-Operations under the Director Plan at an exercise price equal to 110% of the fair market value of the shares on the date of grant, or $3.85 per share, all of which options immediately vested. As of the date of this filing, with Mr. Stevens no longer an officer or Director of the Company, the Company does not plan to issue to Mr. Stevens any additional shares pursuant to any agreement currently in effect. During the current year Mr. Stevens converted 269,750 shares of the Company's Class B common shares into 269,750 shares of the Company's Class A common shares.

At June 30, 1996, pursuant to the execution of a Consulting Agreement between the Company and Morris Munn, the father of the Company's President and Chief Executive Officer, the Company granted to Morris Munn an option to purchase up to 350,000 shares of the Company's Series A Preferred Shares at a net exercise price of $2.25 per share. In July 1997, all 350,00 of these options were exercised, generating proceeds to the Company of $787,5000.

At June 30, 1997, an aggregate of 209,000 options are exercisable at prices ranging from $3.50 to $3.85.

The Company accounts for its plan under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted during 1996 and 1997 have been granted at the fair value of the Company's common stock. Had compensation cost for these plans been determined in accordance with SFAS 123, the Company's net income and EPS would have been reduced as follows:

                                                  YEAR ENDED JUNE 30,
                                            --------------------------------
                                               1997                 1996
                                               ----                 ----
NET INCOME          AS REPORTED    .......  $  105,924      $  (5,283,773)

                    PROFORMA       .......          --         (7,058,273)

PRIMARY EPS:        AS REPORTED    .......        $.02             ($1.86)
                    PROFORMA       .......                         ($2.49)

FULLY-DILUTED EPS   AS REPORTED    .......          --                  --
                    PROFORMA       .......          --                  --

Under SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: (1) expected life of option is 6 months; (2) dividend yield of 0%; (3) expected volatility of 67%; and (4) risk-free interest rate of 5.62%.

Because SFAS 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

-------------------------------------------------------------------------------
10.      COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

OPERATING LEASES

On January 1, 1997, the Company entered into a lease agreement that provides for the leasing of a site which serves as the Company's principal office and manufacturing facility. The term of the lease expires December 31, 2001, with an option by the Company for a five-year extension. This lease requires minimum annual lease payments of approximately $231,000.

P-2-A has agreed to sublease approximately 21,000 square feet of office and manufacturing space form the Company at an annual rental rate of $63,000 per year plus rent escalations. The term of the sublease is from June 1, 1997 to December 31, 2001.

The Company entered into a lease on February 1, 1993 for a 1,800 square foot Manhattan, New York showroom. The lease expires January 3, 2003, and requires rent payments of approximately $78,000 per annum.

The approximate future minimum lease payments per fiscal year under operating leases exclusive of sublease income are as follows:

1998                          $      317,370
1999                                 313,405
2000                                 321,306
2001                                 338,883
2002                                 219,580
THEREAFTER                            54,798
                             ---------------
                               $   1,565,342
                             ===============

Rent expense charged to operations, which includes escalation charges, for the years ended June 30, 1997 and 1996, amounted to $307,941 and $408,458, respectively, excluding sublease income.

UNION AGREEMENT

Effective April 1, 1991, the Company signed a three-year (with an additional two-year automatic renewal) union contract for its union members under the terms of a collective bargaining agreement. The Company has received notice that the two-year automatic renewal and the existing union contract will remain in effect through April 1, 1998. None of the Company's employees have been on strike, or threatened to strike since the Company's inception and the Company believes its relationship with all of its personnel is satisfactory. The Company owes the Union approximately $162,000 as of this filing and has agreed to retire this amount through monthly payments of $8,000 with 9% interest rate.

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

LEGAL PROCEEDINGS


The Company and its Chief Executive Officer ("CEO") during fiscal year 1996 were involved in numerous lawsuits with various members of the CEO's immediate family, certain of whom were Officers and Directors of the Company. All of this litigation has been settled and all resulting charges were reflected in the fiscal 1996 financial statements. In addition, as a component of the settlement, the Company entered into various severance and non-compete agreements discussed in Note 12.

The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company has been settled by the execution of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and $50,000 for each of the final three years. As additional compensation, the Company will pay Ms. Stevens for reimbursement for certain expenses, $50,000 in various installments during the four months ending December 1996. The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year for seven years, plus automobile and insurance costs for five years. As of June 30, 1996, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Shares, which were previously committed to Ms. Stevens pursuant to her 1995 employment agreement. The 50,000 Class A Common Shares are subject to a "lock-up" agreement with VTR Capital Corporation, the Company's investment bankers. As of June 30, 1996, the Company placed into escrow 1,250,000 shares of its Class B Common Shares (the "Escrow Shares") with Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the "Escrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company. The Company paid $228,353 in the current year to Ms. Stevens in compliance with the settlement Agreement. The status of the Escrow shares remain unchanged.

In February 1997, the terms of the agreement with Ms. Stevens were modified to provide for additional payments of $500 per month over 16 months, and to provide for $6,000 as reimbursement for legal expenses.

During April and May of 1995, Hide Tashiro commenced two lawsuits, now settled, in the Supreme Court of New York, Manhattan County, totaling approximately $300,000, plus interest and attorney's fees, against the Company and others. The Company claimed that Mr. Tashiro and his affiliates owed a greater amount to the Company for earned royalties and commissions. The complaint demands payment by the Company for loans made by Mr. Tashiro. In April 1996 the plaintiff's motions for summary judgment were denied and the court held that there was an issue of fact to be tried. On June 30, 1997 the Company, Hide Tashiro, Takehisa Nishijima, and Max Munn, President of the Company, entered into a settlement agreement (the "Settlement Agreement") whereby the Company would issue Mr. Tashiro 300,000 shares (the "Shares") of the Company's unregistered Class A Common Stock in exchange and satisfaction of all amounts due and from the plaintiffs. The Settlement Agreement contains certain restrictions on resale commencing in 1999 of the Shares as well as providing for certain "piggy-back" registration rights.

In July 1996, Gear Holdings, Inc. brought an action against the Company for the alleged breach of a licensing agreement. The Company denies that it was a party to an agreement with Gear, or that any sum of money is owed. The complaint demands sums Gear would have received under the alleged agreement in a sum to be determined, but not less than $250,000. The suit has remained dormant since inception. Management, on the advise of council believes this matter will be dismissed with no material impact to the Company's financial position or results of operations.

In August 1996, a lawsuit, now settled, was brought by The Munn Trust of 1975, Sol Munn and Evelyn A. Munn, Co-Trustees commenced an action in the Supreme Court of New York, County of Suffolk against the Company as well as Max Munn, the Company's President and Chief Executive Officer and Laurie Munn, his wife for non-payment of $150,000 plus interest. The Company claims that any obligation that it had pursuant to this matter has been satisfied by the Company in the prior fiscal year and that any amounts that may be unpaid are due solely by Mr. and Mrs. Munn. The Company has not guaranteed such liabilities. This matter has been settled and releases exchange without any payment by the Company or by the Munn Trust.

In August 1996, SJP Contractors of New York, Inc. commenced an action in the Supreme Court of New York, County of Westchester against the predecessor entity of the Company, A.P.F. Holdings, Inc., and others for $208,165 for work, labor, and services allegedly performed in January 1991 for the renovation of the Company's premises. Management believes that all required payments have been made and no further amounts should be provided for.

In July 1997, an action was brought against the Company and certain of the Company's officers and directors, by Mary Stewart Lepp, in the United States District Court for the Southern District of New York. Ms. Lepp, a former employee of the Company, claims among other things, that she was discharged because she was pregnant, and seeks compensatory and punitive damages in unspecified amounts for alleged violations of various federal and state employment and discrimination laws. Management, on the advise of council, believes this claim to be wholly without merit and that the claim will eventually be dismissed or adjudicated in the Company's favor.

The Company is subject to other claims and litigation in the ordinary course of business. In management's opinion, such claims are not material to the Company's financial position or its results of operations.

-------------------------------------------------------------------------------
11.      RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------------------

On July 7, 1994, Theodore Stevens, Max Munn and Ann Stevens, then respectively President, Executive Vice President and Executive Vice President of the Company, personally guaranteed the obligations of the Company under a Promissory Note dated July 7, 1994 in the amount of $950,000 at an interest rate of prime plus one percent (9.25% as of the date of this filing) to a New York bank. Pursuant to terms of settlement involving various issues (See Note
10), in the event that the Company's debt to the Bank is not repaid in full prior to March 31, 1997, the Company will pay Ann Stevens, who is married to Mr. Stevens, .2083% of the outstanding balance per month as compensation for her personal guarantee. As of September 30, 1997, the outstanding balance of this note totals $365,000.

On February 15, 1996, the Company entered into a Financing Arrangement with a New York corporation whereby it may borrow pursuant to an asset-related formula. The agreement remains in effect as of the date of this filing and may be terminated by either party upon notice to the other and payment of the commitment fee for the unexpired term of this agreement. Interest is calculated on the daily cash balance at the rate of prime plus 9% per annum (17.25% as of the date of this filing) or a minimum of 18% per annum against a minimum monthly defined compensation of $3,000. As of the date of this filing, the amount due to the lender was approximately $1,256,000. This Financing Arrangement has been personally guaranteed by Max Munn, the Company's President and his wife.

For the years ended June 30, 1997 and June 30, 1996, the Company paid approximately $54,000 and $30,000, respectively, to the father of the President, and Chief Executive Officer for consulting services. See "Consulting Arrangements." These amounts are included in capitalized mold costs on the balance sheet.

On February 8, 1996, the Company entered into a demand loan with the President for $38,000, bearing interest at 18%.

Refer to Note 9, Shareholder's Equity and Note 10, Commitments and Contingencies for additional related party transactions.

In March, 1997, the Company borrowed $100,000 at 6 1/2% per annum interest from Laurie Munn, wife of Max Munn, the Company's CEO. The loan is evidence by demand promissory note. The amount outstanding at June 30, 1997 was $61,675. (See Note 8)

The Company had various transactions with P-2-A during the year ended June 30, 1997 (See Note 4"Acquisitions, Dispositions and Strategic Alliances").

-------------------------------------------------------------------------------
12.      PROFIT SHARING AND DEFERRED COMPENSATION PLANS
-------------------------------------------------------------------------------

In July 1991, the Company started a qualified Profit Sharing Plan for all nonunion employees and a nonqualified Deferred Compensation Plan for certain key employees. The Company has not made any contributions to the Qualified Profit Sharing Plan or the Deferred Compensation Plan since its initial contribution during the fiscal year ended June 30, 1992.

-------------------------------------------------------------------------------
13.      PROVISION (BENEFIT) FOR INCOME TAXES
-------------------------------------------------------------------------------

The income tax (benefit) provision consists of:

                                                 YEAR ENDED JUNE 30
                                             --------------------------
                                                1997          1996
                                                ----          ----
CURRENT INCOME TAXES:                         $              $
FEDERAL                                                             --
STATE AND LOCAL                                 10,654          17,859
DEFERRED INCOME TAX                            (30,000)             --
                                              ---------      ---------
         TOTAL                                $(19,346)      $  17,859
                                              =========      =========

The difference between the statutory and effective tax rate for the years ended June 30, 1997 and 1996 results principally from a full reserve against any benefit generated in 1996 and partial release of such reserve during fiscal 1997. (State taxes are provided) and immaterial non-deductible expenses in 1995.

Through June 30, 1996, all deferred tax assets were fully reserved. As of June 30, 1997, the Company has determined it is "more likely than not" that at least a portion of its deferred tax assets will be utilized. Accordingly, the previously recorded valuation allowance has been reduced by $30,000 for the year ended June 30, 1997.

The benefit from the Company's net operating loss carry forward for Federal income tax purposes in the amount of approximately $5,000,000 (which expire through 2011). The deferred tax assets of approximately $1,500,000 is comprised primarily of net operating losses and temporary differences.