Form 10QSB
period 1997-09-30
INTERIORS INC
filed 1997-11-18
CIK 921563

1


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Three Month Period Ended September 30, 1997.

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

                (Address of principal executive offices) (zip code)



                      Issuer's Telephone Number: (914) 665-5400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .



The number of shares  outstanding of the issuer's Class A Common Stock and Class
B  Common  Stock  as  of  November  12,  1997  was  5,261,241   and   1,769,750,
respectively.



Transitional Small Business Disclosure Format (check one).   Yes .     No  X  .

                                 INTERIORS, INC.


                                TABLE OF CONTENTS

                                                                       Page No.

PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements..................................................1



               Consolidated Balance Sheet as of September 30, 1997.............2


               Consolidated Statements of Operations -
                    For the Three Months Ended September 30, 1997 and 1996.....3


               Consolidated Statement Changes in Stockholders' Equity -
                    For the Three Months Ended September 30, 1997..............4


               Consolidated Statements of Cash Flows -
                    For the Three Months Ended September 30, 1997 and 1996.....5



               Notes to Consolidated Financial Statements......................6



Item 2.  Management's Discussion and Analysis.................................13



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings....................................................19

Item 2.  Changes in Securities................................................21

Item 3.  Defaults Upon Senior Securities......................................21

Item 4.  Submission of Matters to a Vote of Security Holders..................21

Item 5.  Other Information....................................................21

Item 6.  Exhibits and Reports on Form 8-K.....................................21

                                     PART 1



                              FINANCIAL INFORMATION





Item 1.   Financial Statements



      The condensed financial statements included herein have been prepared by Interiors, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company as of September 30, 1997 and the results of operations for the three month period ended September 30, 1997 and 1996.



      The Company's results of operations during the three months ended September 30, 1997 are not necessarily indicative of any future results. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

                                  INTERIORS, INC.
                                  BALANCE SHEET

                                   (unaudited)


                                   September 30,
                                       1997

CURRENT ASSETS:
  Cash                                                   $  194,195
  Accounts receivable
     Trade, net allowance of $268,000                       962,537
  Inventories                                             1,622,546
  Prepaid expenses and other current assets                 918,967
                                                         ----------
           Total current assets                           3,698,245
                                                         ----------
INVESTMENTS

  Investments                                             3,976,679
                                                         ----------
              Total investments                           3,976,679
                                                         ----------

PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                                 1,576,346
  Furniture and fixtures                                    144,297
  Leasehold improvements                                    213,010
                                                         ----------
            Total property and equipment, at cost         1,933,653

  Less- Accumulated depreciation and
    amortization                                          1,148,790
                                                         ----------
            Net property and equipment                      784,863
                                                         ----------





OTHER ASSETS                                                246,520
                                                         ----------
          Total assets                                   $8,706,307
                                                         ==========

                                                       September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                        1997

CURRENT LIABILITIES:
  Notes payable and current maturities of
    long-term debt                                       $1,596,923
  Accounts payable and accrued liabilities                1,954,671
                                                         ----------
            Total current liabilities                     3,551,594
                                                         ----------

NON-CURRENT LIABILITIES:
  Notes Payable                                             890,000
  Loan Payable                                               17,954
                                                         ----------
            Total noncurrent liabilities                    907,954
                                                         ----------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
5,300,000 shares authorized,
1,147,060 shares issued and outstanding                      11,471
  Class A common stock, $.001 par value
30,000,000 shares authorized,
5,261,241 shares issued and outstanding                       5,261
  Class B common stock, $.001 par value,
2,500,000 shares authorized,
1,769,750 shares issued and outstanding                       1,770
  Additional paid-in-capital                             13,237,657
 Accumulated deficit                                     (8,571,300)
  Treasury Stock                                               (600)
  Note receivable                                          (437,500)
                                                         ----------
           Total stockholders' equity                     4,246,759
                                                         ----------
           Total liabilities and stockholders' equity    $8,706,307
                                                         ==========






      The accompanying notes are an integral part of this balance sheet

                            INTERIORS,  INC.

                         STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (unaudited)

                                                             1997           1996
                                                             ----           ----

NET SALES                                                  $1,517,782    $1,179,170

COST OF GOODS SOLD                                            956,203       621,453
                                                         ------------    ----------
     Gross profit from continuing operations                  561,579       557,717

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  341,169       488,071
                                                         ------------    ----------
           Operating expenses                                 341,169       488,071

            Income (loss) from continuing operations
               before interest and provision for taxes        220,410        69,646

INTEREST EXPENSE (including financing charges)                 112,502        77,240
                                                         ------------    ----------
            Income (loss) from continuing operations
                before provision for taxes                    107,908        (7,594)

PROVISION FOR INCOME TAXES                                          0             0
                                                         ------------    ----------
            Income (loss) from continuing operations          107,908        (7,594)

DISCONTINUED OPERATIONS (Note 3)
            Loss from operations of discontinued
              operations                                            0             0
                                                         ------------    ----------
            Loss from discontinued operations                       0             0

NET INCOME (LOSS)                                            $107,908       ($7,594)
                                                         ============    ==========
NET EARNINGS PER COMMON STOCK

         CONTINUING OPERATIONS                                  $0.02         $0.00
         DISCONTINUED OPERATIONS                                $0.00         $0.00
NET INCOME (LOSS) PER SHARE OF COMMON STOCK                     $0.02         $0.00

WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                         4,780,991     3,927,116
                                                            =========     =========

      the accompanying notes are an integral part of these financial statements


                                                                   INTERIORS, INC.

                                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                                     (unaudited)




                             Series A            Class A           Class B    Additional   Retained
                          Preferred Stock      Common Stock      Common Stock   Paid-In    Earnings  Treasury   Note
                          Shares    Amount    Shares  Amount  Shares    Amount  Capital    (Deficit)   Stock  Receivable    Total

BALANCE-June 30, 1997     1,147,060 $11,471 5,261,241 $5,261 1,769,750 $1,770 $13,216,636 ($8,679,208) ($600) ($437,500) $4,117,830


  Reduction of legal fees
   in connection with
   investment                                                                     $21,021                                   $21,021

  Net income through
   September 30, 1997                                                                        $107,908                      $107,908
                          --------- ------- --------- ------ --------- ------ ----------- -----------  -----  ---------  ----------
BALANCE-September 30,1997 1,147,060 $11,471 5,261,241 $5,261 1,769,750 $1,770 $13,237,657 ($8,571,300) ($600) ($437,500) $4,246,759
                          ========= ======= ========= ====== ========= ====== =========== ===========  =====  =========  ==========

      The accompanying notes are an integral part of these financial statements.


                                             INTERIORS, INC.
                                         STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                              (unaudited)

                                                                                      YEARS ENDED
                                                                                        SEPT. 30
                                                                                   1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                             $107,908       ($7,594)
                                                                                --------       -------
  Adjustments  to  reconcile  net  Income  (loss) to net cash used in  operating activities:

    Depreciation and amortization                                                155,092       158,875

 Changes in assets and liabilities:
    Decrease (increase) in accounts receivable, trade                            (15,709)      (26,444)
    Decrease (increase) in inventories                                          (101,717)     (228,261)
    Decrease (increase) in prepaid expenses and other current asset              (20,576)      (36,300)
    Decrease (increase) in other assets                                           16,720
    Increase (decrease) in notes payable and current maturities of
       long term debt                                                            (20,936)       67,013
    Increase (decrease) in accounts payable and accrued expenses                (145,063)     (616,024)
    Increase (decrease) in net liabilities and accrued expenses of discontinued
       operations                                                                              (90,557)
                                                                                --------      --------
         Net cash used in operating activities                                   (24,281)     (779,292)
                                                                                --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                         (59,850)
  Investment in Decor Group, Inc.                                                             (824,000)
                                                                                              --------
          Net cash used in investing activities                                               (883,850)
                                                                                              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of debt                                              61,051
  Repayments of debt and  capitalized lease  obligations                        (113,983)
  Net  proceeds  from sale of Series A  preferred stock,  common stocks, and warrants
  Net proceeds from exercise of common stock warrants                                          834,000
  Net proceeds from exercise of preferred stock options                                        825,000
                                                                                --------     ---------
  Net cash provided by  financing activities                                     (52,932)    1,659,000
                                                                                --------     ---------
  Net Increase (decrease) in cash                                                (77,213)       (4,142)

CASH, beginning of period                                                        271,408         4,142
                                                                                --------     ---------
CASH, end of period                                                             $194,195            $0
                                                                                ========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for-
    Interest                                                                     $20,725       $21,157
    Taxes                                                                           $300        $5,566
NON-CASH FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements


1.   BASIS OF PRESENTATION



      The financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim period have been included. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of those to be expected for the entire year. The Company, for the three months ended September 30, 1997 and 1996, used the gross profit method to value inventory.



2.   ACQUISITIONS AND STRATEGIC ALLIANCES



      Part of the Company's long-term plan for growth includes either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry to maximize market potential. For this purpose, pursuant to a March 3, 1996 agreement relating to the capitalization of Decor Group, Inc., ("Decor"), Decor issued to the Company 250,000 shares of its Series A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 shares of its Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common stock, (registered in 1997) and 200,000 shares of its Series A Convertible Preferred stock (also registered in 1997) and a guarantee with respect to certain indebtedness should such indebtedness become necessary. Also, the Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. Concurrent with the exercise of this option, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust".) The Voting Agreement will expire upon the earlier of February 7, 2007 or upon the Company's repayment in full of its obligations to BH Funding, LLC, (Note 3) but in no event earlier than December 31, 1997. The Voting Trust comprises three individuals: the Company's President and Chief Executive Officer (and also the Chairman of the Board of Decor), and two Directors of Decor. As part of the Company's investment in Decor, during the months of August and September 1996, the Company purchased 54,934 shares of Decor's Series C Non-Voting, Convertible, Preferred Stock at a cost of $824,000. In the formation of Decor, the Company's intention was to create an affiliate with a corporate identity clearly separate and distinct from that of the Company. Decor was organized for the purpose of acquiring the business operations of unrelated companies. On November 12, 1996, (the "Effective Date") a public offering by Decor of certain of its securities was declared effective by the Securities and Exchange Commission. Subsequent to the effective date of Decor's initial public offering, the Company owned approximately 79.6% of the total voting stock of Decor. In December 1996, Decor declared and issued a dividend on its common stock payable in the form of two (2) shares of common stock for each one (1) share of common stock held as of the record date of December 16, 1996. Each share of Decor's Series A and Series C Preferred stock are convertible into three (3) shares of Decor's common stock effective December 16, 1996. During February 1997, the Company sold its entire holdings of Series A Convertible Preferred Stock to an independent investor. After the conversion by the subsequent holder to common stock, the Company owned approximately 77.5% of the total voting stock of Decor. During 1997, Decor reverse split its common stock issuing one new common share in exchange for three prior owned common shares. As of September 30, 1997, the holding in Decor is recorded on the Company's financial statements at the market value on November 12, 1996, the "Measurement Date" of the Company's trading securities previously transferred to Decor during March 1996, plus acquisition costs less the proportionate value of the securities sold during February 1997. On November 5, 1997, two of the Voting Trustees (the Company's CEO remains the sole Voting Trustee) resigned from Voting Trust.

      On October 20, 1997, the Company issued a letter of intent whereby it will acquire the remaining shares of Decor Group, Inc. it does not currently own. Interiors, Inc. would be the surviving corporation and all the outstanding shares of Decor would be canceled. The merger consideration to be delivered by Interiors, Inc. to the stockholders of Decor Group, Inc. for the shares of common stock outstanding at the date of closing of the proposed transaction will be an aggregate $10 million of common stock of Interiors, Inc. subject to a fair market value adjustment. There can be no assurance that the proposed transaction will be completed.

      In May 1996, the Company entered into a two year Management Services Agreement with Decor whereby the Company will advise Decor on the manufacturing, sale, marketing and distribution of Decor's products as well as providing Decor with accounting and administrative services and advice on strategic planning of joint ventures, acquisitions, and other long term initiatives. Pursuant to this agreement, the Company will be paid on an annual basis the greater of (1) $75,000 or (2) 1.5% of excess cashflow as defined in the agreement. The Company and Decor amended this agreement to increase this payment to $90,000 per annum. Additional transfers of funds from Decor to the Company will be subject to the attainment by Decor of excess cash flow totaling $4,000,000 per year through December 31, 1999. At September 30, 1997, the Company has accrued approximately $99,000 of fees pursuant to this agreement.

      Decor entered into an asset purchase agreement (the "Agreement") during March, 1996, with Artisan House, Inc. ("Artisan House") to purchase substantially all of the operating assets, and assume certain liabilities, of Artisan House for an aggregate purchase price of $3,526,400, subject to certain adjustments. Decor completed the Artisan House acquisition on November 18, 1996. Artisan House, located in Los Angeles, California and founded in 1964, is engaged in the design, manufacturing, and marketing of wall, table and freestanding metal sculptures. Management believes that Artisan House's products bridge the gap between high priced gallery art and mass produced decorative pieces. Artisan House products retail from approximately $100 to over $400. The primary goal of Artisan House is to supply a broad spectrum of design driven sculpture and decorative accessories at moderate prices.

      Pursuant to a March 31, 1996 agreement relating to the capitalization of Decor, Laurie Munn, wife of the Company's President and Chief Executive Officer purchased and was issued certain shares of the Common Stock of Decor. As of September 30, 1997, Ms. Munn was issued 100,000 shares of the outstanding common shares of Decor, adjusted to reflect reverse splits and stock dividends as of this date.

3.   NOTES PAYABLE

      At September 30, 1997, the Company has aggregate notes payable of approximately $2,500,000. The components of these notes are discussed below.

      The Company has outstanding secured financing with United Credit Corporation totaling approximately $1,300,000 at September 30, 1997. Interest is determined at an annual rate of 16% plus related fees. The Company signed an agreement in February, 1997, whereby it agreed to issue 100,000 shares of Class A common stock to this lender. As of this date, these shares have not been issued. The company has agreed to reduce the outstanding loan by $5,000 per month.

 . The Company has outstanding secured financing with the Bank of New York totaling approximately $370,000 at September 30, 1997. Interest is determined at an annual rate of prime plus 1%, (9.50% as of the date of this filing.) The Company has agreed to reduce the outstanding principal by $5,000 per month.

      The Company received $600,000 of loans from BH Funding in February 1997. This loan is to be repaid with interest on April 28, 1998. Interest is determined at an annual rate of 15%. This loan is secured by all of the Company's Preferred Stock in Decor.

      The Company has outstanding secured financing with Infinity Investors, Ltd. totaling approximately $186,000 at September 30, 1997. The Company is currently paying principal and interest of $7,500 per month calculated at an annual rate of 15% against the unpaid principal balance. This loan is secured by 600,000 shares of the Company's Class A common stock.

      The Company received $100,000 of demand loans from Laurie Munn, wife of the Company's President and Chief Executive Officer during March 1997, at an annual interest rate of 6.5%. The September 30, 1997 balance due on this loan is approximately $11,000. This debt was repaid in October 1997.



4.   COMMITMENTS AND CONTINGENCIES



      The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company has been settled by the execution during July 1996, of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and
$50,000 for each of the final three years. As additional compensation, the Company paid Ms. Stevens for reimbursement for certain expenses in the approximate amount of $50,000 in various installments during the four months ending December 1996. The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year for seven years, plus automobile and insurance costs for five years. As of June 30, 1996, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Shares, which were previously committed to Ms. Stevens pursuant to her 1995 employment agreement. As of June 30, 1996, the
Company issued 1,250,000 shares of its Class B Common Shares (the "Escrow Shares") to Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the "Escrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company. In February 1997, the terms of the agreement with Ms. Stevens were modified to provide for additional payments of approximately $550 per month over 18 months, and to provide for approximately $6,000 as reimbursement for legal expenses. During November 1997 the Company added 2,500,000 Common A shares to the Escrow shares under the same terms and conditions of the original Escrow shares agreement.

      On February 15, 1996, the Company's Board of Directors agreed in principle to enter into a four-year employment agreement between the Company and its President and Chief Executive Officer. The agreement will provide an annual base salary of $150,000, with annual increases of 10%. Such increases will be subject to the attainment of profitable results of operations by the Company. In addition, the agreement will grant the President and Chief Executive Officer an option to purchase at any time 150,000 shares of the Company's Series A, 10% Cumulative Convertible Preferred Stock at a price of $2.50 per share. The agreement will also contain a "non-compete" clause and provide the President and Chief Executive Officer with the use of an automobile. As of the date of this filing, the document for this agreement has not been finalized or executed. Presently, the President and Chief Executive Officer draws an annual salary of $150,000 (50% of which is currently deferred) and has the use of an automobile provided by the Company.

      On April 1, 1995, the Company entered into a Consulting Agreement with Morris Munn, father of Max Munn, the Company's President and Chief Executive Officer under which he will provide the Company with: design and fabrication of new molds for sculpture; recommend, and implement improvements in antiquing, woodworking, gilding and carving processes; and attend trade shows for frame making and mold making. Fees under the agreement are payable at $54,000 per annum for one year renewable at the Company's option. On June 30, 1996, Morris Munn's Consulting Agreement was extended for five (5) years. Pursuant to the terms of this new agreement, the Company agreed to issue to Morris Munn an option to purchase up to 350,000 shares of the Company's Preferred Shares at a net exercise price of $2.25 per share. The Preferred Shares issuable upon the exercise of the Option were registered for sale to the public under a Registration Statement in Form S-8 filed with the Securities and Exchange Commission on July 3, 1996. The Option was fully exercised during July to September 1996 generating net proceeds to the Company totaling $787,500. In addition, the new agreement provides for bi-weekly payments to Morris Munn totaling $54,000 per year for five years. In exchange, Morris Munn has agreed to assist the Company with marketing, acquisitions, divestitures, joint ventures and other strategic initiatives. In conjunction with the issuance of the Option, the Company recorded charges against earnings of $87,500 at June 30, 1996. During March 1997, the Company modified its agreement with Morris Munn to provide additional monthly payments of $975 over two years for the rental of certain machinery used by the Company in its production processes.

      On February 19, 1997, the employment by the Company of Michael J. Amore as its Vice President and Chief Financial Officer was terminated. Mr. Amore had provided consulting services to the Company subsequent to February 19, 1997. Beginning May 6, 1997, the Company provided Mr. Amore with severance payments totaling approximately $10,000 over five weeks. No other liabilities exist pursuant to Mr. Amore's separation from the Company.

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

      In September 1995, the Company lowered the exercise price of the Company's Class WA Warrant to $1.50 per share and arranged to place 180,000 shares of the Company's Class A shares which were previously sold pursuant to a "Regulation S" private placement into escrow. These shares were sold in January 1996 to unrelated parties pursuant to a restructuring of a note payable by the Company to the holder of these shares as discussed below. On July 16, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Class WA Warrants and underlying Common A Shares. The Commission declared this Registration Statement effective on July 19, 1996. Through the date of this filing, 704,412 of the Company's Class WA Warrants were exercised at $1.50 per warrant, generating proceeds to the Company totaling $1,056,618. Of these proceeds, $811,500 was used to purchase 54,100 shares (adjusted for a 1-for-2 reverse split effected in October 1996) of Decor Group, Inc.'s Series C Non-Voting, Convertible, Preferred Stock. The balance of the proceeds was retained by the Company for working capital needs, for the repayment to Decor of outstanding loans of $50,000, and for the provision of additional loans to Decor. At September 30, 1997, the balance of loans to Decor totals $110,000. On May 7, 1997, the Company announced that it would extend the exercise period of its Class WA Warrant to June 22, 1998.

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

      In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the record date.) Payment was made on March 1, 1996 by the issuance of 0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the record date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. The Company has declared a record date of December 10, 1997 for a dividend on its Series A 10% Cumulative Convertible Preferred Stock for September 1996, March 1997 or September 1997. The dividend ($.75 per Preferred Share) will be payable on January 2, 1998 in the form of the Company's Common A Shares. Cumulative but unpaid dividends on Series A 10% Cumulative Preferred Stock as of September 30, 1997 totals approximately $810,000.

      In February 1996, the Company's Board of Directors approved the issuance to Sol Munn of 150,000 shares of the Company's Class A Common Stock, in consideration for past consulting services provided. These shares, bearing a two year restrictive legend, were issued on April 12, 1996. In conjunction with the issuance of these shares, approximately $54,000 of charges were recorded against earnings during the year ended June 30, 1996.

      In April 1996, the Company's investment banking firm arranged for the private placement of 175,000 shares of the Company's Common A Stock and 50,000 shares of the Company's Series A Preferred Stock. These shares, all bearing a restrictive legend, were issued on April 24, 1996 to various independent investors (the "Investors") generating gross proceeds of $431,251. The Company realized net proceeds of $310,609 which was used to pay certain outstanding liabilities. Commencing thirty (30) days following the date of the close of the private placement, any of the Investors had the right to demand in writing (the "Demand Notice") that the Company file a registration statement with the Securities and Exchange Commission (the "Commission") which shall cover the shares and allow the Investor to sell the shares to the public. Within fifteen
(15) days following receipt of the Demand Notice, the Company was required to file such registration statement and use its best efforts to have such registration statement declared effective by the Commission and such state securities regulators as reasonably requested by the Investor.

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

      Pursuant to the Company's June 30, 1996 settlement with Ann Stevens (the "Settlement"), a former executive of the Company, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Stock. Also pursuant to the Settlement, the Company issued to Michael Levine as escrow agent (the "Escrow Agent") 1,250,000 unregistered shares of the Company's Class B Common shares and 2,500,000 Class A Common shares (the "Escrow Shares".) The Escrow Shares shall not be voted by the Escrow Agent, unless the Company defaults on its obligations under the agreement. Upon satisfaction of such obligations, the Escrow Shares shall be returned by the Escrow Agent to the Company. (See "Legal Proceedings".) In conjunction with the issuance of the Company's shares to Ms. Stevens, the Company recorded charges against earnings totaling $71,400 at June 30, 1996.

      During September 1996 and September 1997, pursuant to the Company's Director Stock Option Plan, the Company issued (per year): 10,000 shares of its Class A Common shares to Roger Lourie, an outside director of the Company, and 10,000 shares of its Class A Common shares to various individuals named by Richard Josephberg, also an outside director of the Company. These shares bear a restrictive legend. Pursuant to the issuance of these shares, $15,000 was charged against earnings at December 31, 1996.

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



6.   RECENT DEVELOPMENTS



      Because of declining revenues and high operating costs, on December 16, 1996, the Board of Directors decided to discontinue and dissolve Italia Collection, Inc. ("Italia"), a subsidiary of the Company. On December 27, 1996, a Notice of Public Auction was distributed by Italia, advising all interested parties that a public auction of all the assets of Italia consisting of molds, equipment, models, and inventory listed in a Security Agreement entered into between Italia, as debtor, and United Credit Corporation, as secured party, was to occur. The auction took place on January 10, 1997 and the Company was the successful bidder, thereby acquiring all of the assets of Italia in consideration for a payment of $2,000 and the assumption by the Company of the liabilities of Italia to United Credit Corp., which as of January 31, 1997 totaled approximately $806,000. Since the financial statements of Italia were consolidated into those of the Company, Italia's liabilities have already been reflected on the Company's historical consolidated financial statements. At March 31, 1997, the Company made the adjustments necessary to properly restate recorded assets and liabilities, together with a general reserve of approximately $56,000.

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

      In May 1996, the Company entered into a two year Management Services Agreement with Decor whereby the Company will advise Decor on the manufacturing, sale, marketing and distribution of Decor's products as well as providing Decor with accounting and administrative services and advice on strategic planning of joint ventures, acquisitions, and other long term initiatives. Pursuant to this agreement, the Company will be paid the greater of (1) $75,000 or (2) 1.5% of excess cashflow as defined in the agreement. The Company and Decor amended this agreement to increase this payment to $90,000 per annum. Additional transfers of funds from Decor to the Company will be subject to the attainment by Decor of excess cash flow totaling $4,000,000 per year through December 31, 1999. At September 30, 1997, the Company has accrued approximately $99,000 of fees pursuant to this agreement.



Item 2.   Management's Discussion



      The following discussion should be read in conjunction with the information contained in the financial statements of the Company (the "Financial Statements") and the Notes (the "Notes") thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1997, which discussion is incorporated herein by reference.




Results of Operations

Period Ended September 30, 1997 as Compared to Period Ended September 30, 1996.

      The Company's net sales from operations for the quarter ended September 30, 1997 increased by $339,000 or 28.8% to $1,518,000 from $1,179,000 for the quarter ended September 30, 1996. The growth in revenue was the result of an increase in sales to a large customer and in it's custom frame division, as well as the implementation of an approximate 5% price increase initiated in June 1997.

      The Company's cost of goods sold as a percentage of net sales increased to 63.0% for the three months ended September 30, 1997, from 52.7% for the three months ended September 30, 1996. Cost of goods sold for the current period was approximately $956,000 versus $621,000 for the prior period. This increase in percentage was due to an increase in labor costs arising from a staff build up in anticipation of substantial growth in shipments for the subsequent period. The Company elected to conservatively estimate its current work-in-progress. The Company used the gross profit method to value inventory during the three months ended September 30, 1997 and 1996.

      The Company's selling, general and administrative expenses as a percentage of net sales totaled 22.5% for the three months ended September 30, 1997, versus 41.4% for the three months ended September 30, 1996. A substantial portion of the $147,000 decrease is attributable to a drop in administrative payroll relating to a reduction in personnel. To achieve this reduction in the ratio of selling, general, and administrative expenses as a percentage of net sales for the three months ended September 30, 1997 versus the prior period, the Company has taken certain measures to reduce expenses. For example, reductions of administrative personnel have led to reduced salaries, benefits, and travel expenses. Also discretionary spending for such items as stationery and supplies, advertising, and consulting fees has been curtailed. Interest expense as a percentage of net sales totaled approximately 7.4% for the three months ended September 30, 1997, versus approximately 6.5% for the three months ended September 30, 1996. Interest expense increased approximately $35,000 for the three months ended September 30, 1997 in comparison to the three months ended September 30, 1996 because of new loans.

      For the quarter ended September 30, 1997, the Company realized net income of approximately $108,000 ($0.02 per share), versus net loss from operations of approximately $8,000 ($0.00 per share) for the period ended September 30, 1996.

Liquidity and Capital Resources



      Management believes that future cash flow from operations will be sufficient to support the Company's operations. However, Company management continues to implement what it believes to be the changes deemed necessary to further increase positive cash flow and profitability. Specific action taken as of the date of this filing include seeking either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry. (See "Acquisitions and Strategic Alliances."). On October 20, 1997, the Company issued a letter of intent whereby it will acquire the remaining shares of Decor Group, Inc. it does not currently own (See . "Acquisitions and Strategic Alliances."). The Company has also begun to implement a marketing program meant to increase revenues of its Master Framemakers Division. No assurances can be given that these measures will generate the fiscal improvement sought by the Company.

      On June 1, 1997 the Company entered into an agreement (the "Agreement"), with P-2-A which amended an earlier supply agreement. The Agreement provides for the sale of certain manufacturing equipment and related assets, consulting services, as well as certain contractual reimbursements of General and
Administrative expenses by P-2-A to the Company aggregating $1,140,000. The Company agreed that the $1,140,000 due to the Company would be used to fund the purchase from P-2-A of 270,000 shares of P-2-A's common stock and 120,000 of P-2-A's common stock purchase warrants for an aggregate purchase price of $1,140,000. The Company effectively owns approximately 4.5% of P-2-A after this transaction. Additionally, P-2-A will pay the Company $50,000 for the non-exclusive right to utilize the Company's existing mail-order customer list. P-2-A also agreed to sublease approximately 21,000 square feet of office and manufacturing space from the Company at an annual rental rate of $63,000 per year plus rent escalations. The term of the sublease is from June 1, 1997 to December 31, 2001. Prior to this Agreement P-2-A was purchasing certain stretching and framing services from the Company

As of September 30, 1997, the Company reflected cash balances of approximately $194,000 as compared to cash balances of approximately $271,000 at June 30, 1997, representing an decrease of $77,000. Net cash used in operating activities was approximately $24,000 at September 30, 1997, as compared to net cash used in operating activities of approximately $779,000 at September 30, 1996. The net cash used in operating activities during the three months ended September 30, 1997 was primarily a result of net income of approximately $108,000 as well as the following approximate changes from continuing operations: non-cash charges for depreciation of $155,000, decrease in accounts payable and accrued expenses of $145,000, an increases in inventories of $102,000, and accounts receivable of $16,000. Provision for accounts receivable was constant from $268,000 as of June 30, 1997 to $268,000 as of September 30, 1997. (see "Results of Operations"). The inventory and accounts receivable change was due to significant growth of sales to a large customer.

      Net cash used in investing activities during the quarter ended September 30, 1997 totaled $0 versus approximately $884,000 for the quarter ended
September 30, 1996. During the three months ended September 30, 1997, the Company invested $0 to acquire equipment, versus approximately $60,000 used to acquire equipment and other assets during the three months ended September 30, 1996.

      Net cash utilized by financing activities totaled approximately $(53,000) during the three months ended September 30, 1997 as debt was paid off, versus approximately $1,659,000 during the three months ended September 30, 1996. During the current period, funding was the result of United Credit Corporation asset based borrowing in the approximate net amount $61,000 The primary source of the prior year's financing was the conversion of the Company's stock warrants. Bank of New York debt decreased from $380,000 as of June 30, 1997 to $370,000 as of September 30, 1997. The debt continues to be amortized at the rate of $5,000 per month. The liability to Infinity Investors, Ltd. decreased $22,500 during the current quarter.

      As of September 30, 1997, the Company's financial position reflected a working capital surplus of approximately $147,000, versus a working capital deficit of approximately $99,000 at June 30, 1997. As of September 30, 1997 versus June 30, 1997, there were increases in trade receivables of approximately $16,000, inventories of approximately $102,000, and a decrease in current liabilities of approximately $185,000. These changes were due to increases in sales and debt repayments.

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

      In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the record date.) Payment was made on March 1, 1996 by the issuance of 0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the record date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. The Company has declared a record date of December 10, 1997 for a dividend on its Series A 10% Cumulative Convertible Preferred Stock for September 1996, March 1997 or September 1997. The dividend ($.75 per Preferred Share) will be payable on January 2, 1998 in the form of the Company's Common A Shares. Cumulative but unpaid dividends on Series A 10% Cumulative Preferred Stock as of September 30, 1997 totals approximately $810,000.

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

      In April 1996, the Company's investment banking firm arranged for the private placement of 175,000 shares of the Company's Common A Stock and 50,000 shares of the Company's Series A Preferred Stock. These shares, all of which bore a restrictive legend, were issued on April 24, 1996 to various independent investors generating gross proceeds of $431,251. The Company realized net proceeds of $310,609 which was used to pay certain outstanding liabilities. These shares were registered by the Company with the SEC on August 13, 1997.

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

      The Company has outstanding secured financing with Infinity Investors, Ltd. totaling approximately $186,000 at September 30, 1997. The Company paid approximately $30,000 in principal and interest towards this debt during the three months ending September 30, 1997 and will subsequently pay principal and interest of $7,500 per month calculated at an annual rate of 15% against the unpaid principal balance for nine (9) months plus a balloon payment comprising all financing interest and principal on March 15, 1998. In connection with the settlement of terms agreement (March 1996), the Company also issued 25,000 Warrants purchase Common Stock at $2.50 per share. This lender also continues to hold 600,000 Class A Common shares of the Company as collateral.

      In February 1997 the Company received a loan from BH Funding, LLC ("BH") in the aggregate principal amount of $600,000 to be utilized to repay certain indebtedness of the Company and for continued operating expenses. The Company in order to collateralize the loan to BH pledged and assigned to BH and granted to BH a continuing security interest in the Company's 20,000,000 shares of Series B Non-Convertible Preferred Stock of Decor, and the Company's 54,934 shares of Series C Convertible Preferred Stock of Decor. Simultaneously with the loan to the Company, BH purchased all of the Company's Series A Convertible Preferred Stock holdings in Decor Group, Inc., a total of 250,000 shares. The loan is to be repaid to BH Funding, LLC with interest on April 28, 1998. In addition, the Company entered into a Consulting Agreement with BH whereby BH would agree to provide consulting and other services to the Company in exchange for 100,000 shares of each of the Company's Series A Convertible Preferred stock and Class A Common stock (the "Consulting Shares").

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

      As of September 30, 1997, the Company has various unpaid State taxes of approximately $181,000. In July, 1997, the Company entered into a payout arrangement with New York State to satisfy $64,890 of back payroll and sales taxes through twelve monthly payments of $5,407. The Company expects to negotiate a settlement for the remaining taxes due in the second quarter of 1998.

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


Sales Variations


      Although  the  Company's   net  sales  are  not  subject  to   seasonality
fluctuations experienced by certain retailers, the Company experiences some minor variations in the level of sales during the year. The first quarter of the fiscal year (i.e., July 1 through September 30) is generally the Company's slowest sales period due to the fact that the summer period is typically the period when art galleries are at their slowest purchasing period. During this period, the Company's warehouse and factory closes for three to five days to take the annual physical inventory and to consolidate vacation periods for the Company's employees.

                                     PART II



                                OTHER INFORMATION



Item 1 .   Legal Proceedings


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

      The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company has been settled during July 1996 by the execution of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and $50,000 for each of the final three years. As additional compensation, the Company paid Ms. Stevens for reimbursement for certain expenses in the approximate amount of $50,000 in various installments during the four months ending December 1996. The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year commencing in July 1996, for seven years, plus automobile and insurance costs for five years. As of June 30, 1996, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Shares, which were previously committed to Ms. Stevens pursuant to her 1995 employment agreement. The 50,000 Class A Common Shares are subject to a "lock-up" agreement with VTR Capital Corporation, the Company's investment bankers. The Company placed into escrow 1,250,000 shares of its Class B Common Shares and 2,500,000 Class A Common shares (the "Escrow Shares") with Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the "Escrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company. The Company paid $36,707 in the quarter ended September 30, 1997 to Ms. Stevens in compliance with the various settlement related Agreements. The status of the Escrow shares remain unchanged. Related litigation between Ted Stevens, Ms. Steven's husband, and the Company as well as others was settled simultaneously without payment by either party to the other. Ted Stevens resigned as an officer and director of the Company in September 1995.

      In February 1997, the terms of the agreement with Ms. Stevens were modified to provide for additional payments of $500 per month over 16 months, and to provide for $6,000 as reimbursement for legal expenses.

      During April and May of 1995, Hide Tashiro commenced two lawsuits, now settled, in the Supreme Court of New York, Manhattan County, totaling approximately $300,000, plus interest and attorney's fees, against the Company and others. The Company claimed that Mr. Tashiro and his affiliates owed a greater amount to the Company for earned royalties and commissions. The complaint demands payment by the Company for loans made by Mr. Tashiro. In April 1996 the plaintiff's motions for summary judgment were denied and the court held that there was an issue of fact to be tried. On June 30, 1997 the Company, Hide Tashiro, Takehisa Nishijima, and Max Munn, President of the Company, entered into a settlement agreement (the "Settlement Agreement") whereby the Company would issue Mr. Tashiro 300,000 shares (the "Shares") of the Company's unregistered Class A Common Stock in exchange and satisfaction of all amounts due and from the plaintiffs. The Settlement Agreement contains certain restrictions on resale of the Shares commencing in 1999.

      In July 1996, Gear Holdings, Inc. brought an action against the Company for the alleged breach of a licensing agreement. The Company denies that it was a party to an agreement with Gear, or that any sum of money is owed. The complaint demands sums Gear would have received under the alleged agreement in a sum to be determined, but not less than $250,000. The suit has remained dormant since inception. Management believes this matter will be dismissed with no material impact to the Company's financial position or results of operations.

      In August 1996, a lawsuit, now settled, was brought by The Munn Trust of 1975, Sol Munn and Evelyn A. Munn, Co-Trustees commenced an action in the Supreme Court of New York, County of Suffolk against the Company as well as Max Munn, the Company's President and Chief Executive Officer and Laurie Munn, his wife for non-payment of $150,000 plus interest. The Company claims that any obligation that it had pursuant to this matter has been satisfied by the Company in the prior fiscal year and that any amounts that may be unpaid are due solely by Mr. and Mrs. Munn. The Company has not guaranteed such liabilities. This matter has been settled and releases exchanged without any payment by the Company or by the Munn Trust.

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



Item 3.   Defaults Upon Senior Securities



            None



Item 4.   Submission of Matter to a Vote of Security Holders



            None



Item 5.   Other Information



            None


Item 6.   Exhibits and Reports on Form 8-K



            (a)   Exhibits

                        None




            (b)   Reports on Form 8-K

                        None

                                   Signatures





      Pursuant to the requirements of the Security and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                                 INTERIORS, INC.




November 17, 1997                                By:  /s/
                                                      -------------------------
                                                      Max Munn, President and
                                                      Chief Executive,Financial
                                                      and Accounting Officer