Form 10-Q
period 1997-12-31
INTERIORS INC
filed 1998-02-17
CIK 921563

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Six Month Period Ended December 31, 1997.

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

The number of shares outstanding of the issuer's Class A Common Stock and Class B Common Stock as of February 11, 1998 was 6,240,822 and 469,750, respectively.

Transitional Small Business Disclosure Format (check one).     Yes      .     No
  X  .

                                 INTERIORS, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................1



Balance Sheet as of December 31, 1997..........................................2

Statements of Operations -
For the Three Months Ended December 31, 1997 and 1996.(Consolidated)...........3
For the Six Months Ended December 31, 1997 and 1996 (Consolidated).............4
Statement Changes in Stockholders Equity -
For the Six Months Ended December 31, 1997.....................................5
Statements of Cash Flows -
For the Six Months Ended December 31, 1997 and 1996.(Consolidated)............ 6

Notes to Consolidated Financial Statements.....................................7



Item 2.  Management's Discussion and Analysis.................................15

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings....................................................20

Item 2.  Changes in Securities................................................22

Item 3.  Defaults Upon Senior Securities......................................22

Item 4.  Submission of Matters to a Vote of Security Holders..................22

Item 5.  Other Information....................................................22

Item 6.  Exhibits and Reports on Form 8-K.....................................22

                                     PART 1

                              FINANCIAL INFORMATION



Item 1.   Financial Statements

The condensed financial statements included herein have been prepared by Interiors, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company as of December 31, 1997 and the results of operations for the six month period ended December 31, 1997 and 1996.

The Company's results of operations during the six months ended December 31, 1997 are not necessarily indicative of any future results. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

                            INTERIORS, INC.
                             BALANCE SHEET

                             (unaudited)

                           December 31, 1997

                                ASSETS

CURRENT ASSETS:
  Cash                                                                  328,261
  Accounts receivables -
    Trade, net allowance of $268,000                                  1,677,947

  Inventories                                                         1,490,015
  Prepaid expenses and other current assets                             962,814
                                                                      ---------
          Total current assets                                        4,459,037
                                                                      ---------
INVESTMENTS

  Investments                                                         3,976,679
                                                                      ---------
          Total investments                                           3,976,679
                                                                      ---------
PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                                             1,607,386
  Furniture and fixtures                                                144,297
  Leasehold improvements                                                213,010
                                                                      ---------
          Total property and equipment, at cost                       1,964,693


 Less- Accumulated depreciation and
    amortization                                                      1,280,771

                                                                      ---------
          Net property and equipment                                    683,922

OTHER ASSETS                                                            250,549
                                                                     ----------
  Total assets                                                       $9,370,187
                                                                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current maturities of
    long-term debt                                                    1,978,620
  Accounts payable and accrued liabilities                            2,285,904
                                                                      ---------
        Total current liabilities                                     4,264,524
                                                                      ---------
NON-CURRENT LIABILITIES:
  Notes Payable                                                         890,000
  Loan Payable                                                           16,415
                                                                     ----------
            Total non-current liabilities                               906,415
                                                                     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
5,300,000 shares authorized,
1,147,060 shares issued and outstanding                                  11,471
   Class A common stock, $.001 par value,
 30,000,000 shares authorized,
 5,091,241 shares issued and outstanding                                  5,091
   Class B common stock, $.001 par value,
 2,500,000 shares authorized,
 469,750 shares issued and outstanding                                      470
  Additional paid-in-capital                                         13,418,908
 Accumulated deficit                                                 (8,798,812)
  Treasury Stock                                                           (380)
  Notes  receivable                                                    (437,500)
                                                                     ----------
           Total stockholders' equity                                 4,199,248
                                                                     ----------
 Total liabilities and stockholders' equity                          $9,370,187
                                                                     ==========

        The accompanying notes are an integral part of this balance sheet

                           INTERIORS,  INC.
                       STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                             (unaudited)

                                                      1997               1996
                                                      ----               ----
NET SALES                                          $2,318,083          $873,865

COST OF GOODS SOLD                                  1,441,213           504,251
                                                   ----------         ---------
   Gross profit from continuing operations            876,870           369,614

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          547,923           384,102
                                                   ----------         ---------
   Operating expenses                                 547,923           384,102

   Income (loss) from continuing operations
    before interest and provision for taxes           328,947           (14,488)

INTEREST EXPENSE (including financing charges)        113,312            83,010
                                                   ----------         ---------
   Income (loss) from continuing operations
    before provision for taxes                        215,635           (97,498)

PROVISION FOR INCOME TAXES                             13,000             9,973
                                                   ----------         ---------
   Income (loss) from continuing operations           202,635          (107,471)

DISCONTINUED OPERATIONS (Note 3)
   Loss from operations of discontinued operations          0                 0
    Loss from discontinued operations                       0                 0
                                                   ----------         ---------
NET INCOME (LOSS)                                    $202,635         ($107,471)
                                                   ==========         =========
BASIC EARNINGS PER SHARE

         CONTINUING OPERATIONS                          $0.04            ($0.03)
         DISCONTINUED OPERATIONS                        $0.00             $0.00
                                                   ----------         ---------
NET INCOME (LOSS) PER SHARE OF COMMON STOCK             $0.04            ($0.03)
                                                   ==========         =========
WEIGHTED AVERAGE NUMBER OF SHARES USED
    IN COMPUTATION                                  5,560,991         4,261,435

DILUTED EARNINGS PER SHARE

         CONTINUING OPERATIONS                          $0.04            ($0.03)
         DISCONTINUED OPERATIONS                        $0.00             $0.00
                                                   ----------         ---------
NET INCOME ( LOSS) PER SHARE OF COMMON STOCK            $0.04            ($0.03)
                                                   ==========         =========
WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                 5,560,991         4,261,435

 The accompanying notes are an integral part of these financial statements

                                 INTERIORS,  INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (unaudited)

                                                          1997        1996
                                                          ----        ----
NET SALES                                              $3,835,865  $2,053,035

COST OF GOODS SOLD                                      2,397,416   1,125,704
                                                        ---------   ---------
          Gross profit from continuing operations       1,438,449     927,331

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              889,092     872,173
                                                        ---------   ---------
           Operating expenses                             889,092     872,173

            Income (loss) from continuing operations
               before interest and provision for taxes    549,357      55,158

INTEREST EXPENSE (including financing charges)            225,814     160,250
                                                        ---------   ---------
            Income (loss) from continuing operations
                before provision for taxes                323,543    (105,092)

PROVISION FOR INCOME TAXES                                 13,000       9,973
                                                        ---------   ---------
            Income (loss) from continuing operations      310,543    (115,065)

DISCONTINUED OPERATIONS (Note 3)
            Loss from operations of discontinued operat         0           0
                                                       ----------   ---------
                  Loss from discontinued operations             0           0
                                                       ----------   ---------
NET INCOME (LOSS)                                        $310,543   ($115,065)
                                                       ==========   =========
BASIC EARNINGS PER SHARE

           CONTINUING OPERATIONS                            $0.06      ($0.03)
           DISCONTINUED OPERATIONS                          $0.00       $0.00
                                                       ----------   ---------
NET INCOME (LOSS) PER SHARE OF COMMON STOCK                 $0.06      ($0.03)
                                                       ==========   =========
WEIGHTED AVERAGE NUMBER OF SHARES USED
    IN COMPUTATION                                      5,560,991   4,261,435

DILUTED EARNINGS PER SHARE

           CONTINUING OPERATIONS                            $0.06      ($0.03)
           DISCONTINUED OPERATIONS                          $0.00       $0.00
                                                       ----------   ---------
NET INCOME ( LOSS) PER SHARE OF COMMON STOCK                $0.06      ($0.03)
                                                       ==========   =========
WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTATION                                     5,560,991   4,261,435

  The accompanying notes are an integral part of these financial statements

                                                              INTERIORS, INC.
                                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                                                                (unaudited)




                              Series A        Class A             Class B
Additional  Retained
                          Preferred Stock   Common Stock       Common  Stock    Paid-In    Earnings  Treasury   Note
                         ----------------  ---------------    ---------------
                          Shares   Amount  Shares   Amount    Shares   Amount   Capital    (Deficit)   Stock  Receivable   Total
                                                                               ---------   ---------  ------- ----------  -------
BALANCE, June 30, 1997  1,147,060 $11,471 5,261,241 $5,261   1,769,750 $1,770 $13,216,636 ($8,679,208) ($600) ($437,500) $4,117,830

 Paid in capital
   adjustment                                                                      21,022                                    21,022

 Infinity shares
  sold by UCC                              (220,000)  (220)                       180,000                220                180,000

 Conversion of Class
  B Common shares into
  Class A                                    50,000     50     (50,000)   (50)

 Escrow shares                                              (1,250,000)(1,250)      1,250

 Dividends declared
  December, 1997                                                                             (430,147)                     (430,147)

 Net income through
  December 31, 1997                                                                           310,543                       310,543
                        --------- ------- --------- ------ ----------- ------ ----------- -----------  -----  ---------  ----------
BALANCE, December
  31, 1997              1,147,060 $11,471 5,091,241 $5,091     469,750 $  470 $13,418,908 ($8,798,812) ($380) ($437,500) $4,199,248
                        ========= ======= ========= ====== =========== ====== =========== ===========  =====  =========  ==========


                                  The accompanying notes are an integral part of these financial statements.






















The accompanying notes are an integral part of these financial statements.

                                       INTERIORS, INC.
                                   STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                        (unaudited)

                                                                          SIX MONTHS ENDED
                                                                             DECEMBER 31
                                                                         ------------------
                                                                           1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                      ----        ----

 Net Income (loss)                                                     $310,543    ($115,065)

  Adjustments to reconcile net  Income (loss) to net cash used in operating activities:
    Depreciation and amortization                                       312,058      331,836
    Provision for issuance of stock                                                   15,000

 Changes in assets and liabilities:
     Decrease (increase) in accounts receivable, trade                 (731,119)     227,698
    Decrease (increase) in inventories                                   30,814     (616,475)
    Decrease (increase) in prepaid expenses and other current assets    (64,423)    (123,851)
    Decrease (increase) in other assets                                  12,691      165,220
    Increase (decrease) in accounts payable and accrued expenses       (245,516)    (837,126)
                                                                       --------     --------
          Net cash used in operating activities                        (374,952)    (952,763)
                                                                       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (1,039)    (306,013)
  Investment in Decor Group, Inc.                                                   (826,000)
                                                                       --------     --------
          Net cash used in investing activities                          (1,039)  (1,132,013)
                                                                       --------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of debt                                    787,761
  Repayments of debt and capitalized lease obligations                 (354,917)     (37,008)
  Net proceeds from sale of Series A preferred stock, common stocks, and warrants
  Net proceeds from exercise of common stock warrants                              1,292,642
  Net proceeds from exercise of common and preferred stock options                   825,000
                                                                       --------    ---------
  Net cash provided by  financing activities                            432,844    2,080,634
                                                                       --------    ---------
   Net Increase (decrease) in cash                                       56,853       (4,142)

CASH, beginning of period                                               271,408        4,142
                                                                       --------    ---------
CASH, end of period                                                    $328,261           $0
                                                                       ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for-
    Interest                                                           $159,388     $119,095
    Taxes                                                                             $5,973
NON-CASH FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements


1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim period have been included. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of those to be expected for the entire year. The Company, for the six months ended December 31, 1997 and 1996, used the gross profit method to value inventory.



2.   ACQUISITIONS AND STRATEGIC ALLIANCES

The Company's long-term plan for growth includes in part either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry to maximize market potential. For this purpose, pursuant to a March 3, 1996 agreement relating to the capitalization of Decor Group, Inc., (Decor), Decor issued to the Company 250,000 shares of its Series A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 shares of its Series B Non-Convertible Voting Preferred Stock (the Option Shares) in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common stock, (registered in 1997) and 200,000 shares of its Series A Convertible Preferred stock (also registered in 1997) and a guarantee with respect to certain indebtedness should such indebtedness become necessary. Also, the Company exercised its option to purchase the Option Shares in September 1996, for total cash consideration of $2,000. Concurrent with the exercise of this option, the Company executed a Voting Agreement (the Voting Agreement ) to vest the power to vote the Option Shares in a Voting Trust (the Voting Trust.) The Voting Agreement will expire upon the earlier of February 7, 2007 or upon the Company's repayment in full of its obligations to BH Funding, LLC, (Note 3) but in no event earlier than December 31, 1997. The Voting Trust comprises three individuals: the Company's President and Chief Executive Officer (and also the Chairman of the Board of Decor), and two Directors of Decor. As part of the Company's investment in Decor, during the months of August and September 1996, the Company purchased 54,934 shares of Decor's Series C Non-Voting, Convertible, Preferred Stock at a cost of $824,000. In the formation of Decor, the Company's intention was to create an affiliate with a corporate identity clearly separate and distinct from that of the Company. Decor was organized for the purpose of acquiring the business operations of unrelated companies. On November 12, 1996, (the Effective Date ) a public offering by Decor of certain of its securities was declared effective by the Securities and Exchange Commission. Subsequent to the effective date of Decor's initial public offering, the Company owned approximately 79.6% of the total voting stock of Decor. In December 1996, Decor declared and issued a dividend on its common stock payable in the form of two
(2) shares of common stock for each one (1) share of common stock held as of the record date of December 16, 1996. Each share of Decor's Series A and Series C Preferred stock are convertible into three (3) shares of Decor=s common stock effective December 16, 1996. During February 1997, the Company sold its entire holdings of Series A Convertible Preferred Stock to an independent investor. After the conversion by the subsequent holder to common stock, the Company owned approximately 77.5% of the total voting stock of Decor. During 1997, Decor reverse split its common stock issuing one new common share in exchange for three prior owned common shares. As of December 31, 1997, the holding in Decor is recorded on the Company's financial statements at the market value on November 12, 1996, the Measurement Date of the Company's trading securities previously transferred to Decor during March 1996, plus acquisition costs less the proportionate value of the securities sold during February 1997. On November 5, 1997 two of the Voting Trustees resigned from the Voting Trust (the Company's CEO remains the sole Voting Trustee).

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share
(EPS), replacing the presentation of currently required primary EPS with a presentation of basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both basic EPS and diluted EPS on the face of the statement of income. Effective for the six months ended December 31, 1996 the Company has adopted the provisions of SFAS 128 for all periods presented.

On October 20, 1997, the Company issued a letter of intent whereby it will acquire the remaining shares of Decor Group, Inc. it does not currently own. Interiors, Inc. would be the surviving corporation and all the outstanding shares of Decor would be canceled. The merger consideration to be delivered by Interiors, Inc. to the stockholders of Decor Group, Inc. for the shares of common stock outstanding at the date of closing of the proposed transaction will be an aggregate $10 million of common stock of Interiors, Inc. subject to a fair market value adjustment which as of the date of this filing would revise the purchase price to approximately $4,000,000 for the publicly traded Decor common stock. There can be no assurance that the proposed transaction will be completed.

In May 1996, the Company entered into a two year Management Services Agreement with Decor whereby the Company will advise Decor on the manufacturing, sale, marketing and distribution of Decor's products as well as providing Decor with accounting and administrative services and advice on strategic planning of joint ventures, acquisitions, and other long term initiatives. Pursuant to this agreement, the Company will be paid on an annual basis the greater of (1) $75,000 or (2) 1.5% of excess cashflow as defined in the agreement. The Company and Decor amended this agreement to increase this payment to $90,000 per annum. Additional transfers of funds from Decor to the Company will be subject to the attainment by Decor of excess cash flow totaling $4,000,000 per year through December 31, 1999. At December 31, 1997, the Company has accrued approximately $96,000 of fees pursuant to this agreement. The Company received $50,000 in cash pursuant to this for the quarter ending 12/31/97.

Decor entered into an asset purchase agreement (the Agreement) during March, 1996, with Artisan House, Inc. (Artisan House) to purchase substantially all of the operating assets, and assume certain liabilities, of Artisan House for an aggregate purchase price of $3,526,400, subject to certain adjustments. Decor completed the Artisan House acquisition on November 18, 1996. Artisan House, located in Los Angeles, California and founded in 1964, is engaged in the design, manufacturing, and marketing of wall, table and freestanding metal sculptures. Management believes that Artisan House's products bridge the gap between high priced gallery art and mass produced decorative pieces. Artisan House products retail from approximately $100 to over $400. The primary goal of Artisan House is to supply a broad spectrum of design driven sculpture and decorative accessories at moderate prices.

The Company entered into an agreement effective June 1, 1997, with Photo-To-Art, Ltd. (P-2-A), a company which converts photographs into large-scale canvas oil paintings, whereby the Company agreed to sell certain assets related to P-2-A's process, as well as other goods and services to P-2-A, in exchange for $600,000 in equity securities of P-2-A and $50,000 in cash. The agreement was amended as of June 30, 1997 using the cost method of accounting to reflect an increase in value to $1,140,000. Such amounts are reflected as an investment on the Company's balance sheet as of December 31, 1997. P-2-A subleases approximately 21,000 square feet of office and manufacturing space from the Company at an annual rental rate of $63,000 per year plus rent escalations. The term of the sublease is from June 1, 1997 to December 31, 2001. In addition, under the current supply contract, sales to P-2-A for the six months ended December 31, 1997 were approximately $186,000.

On January 7, 1997 the Company entered into a letter of intent to acquire Henlor, Inc. a privately held Los Angeles based manufacturer of wall decor and related decorative accessories whose revenues for the twelve months ending November 1997 was approximately $13 million. The payment terms for the purchase calls for $1 million in cash at closing, $500,000 in a 3-year 8% note with quarterly amortization commencing one year after the closing and $500,000 in Company stock, restricted for two years from the closing.

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

3.   NOTES PAYABLE

At December 31, 1997, the Company has aggregate notes payable of approximately $2,869,000. The components of these notes are discussed below.

The Company has outstanding secured formula based financing with United Credit Corporation totaling approximately $1,636,000 at December 31, 1997. Interest is determined at an annual rate of 16% plus related fees. The Company signed an agreement in February, 1997, whereby it agreed to issue 100,000 shares of Class A common stock to this lender. These shares have, to date, not been issued.

The Company has outstanding secured financing with the Bank of New York totaling approximately $355,000 at December 31, 1997. The collateral consists of the Company's machinery, equipment and inventory. Interest is determined at an annual rate of prime plus 1%, (9.50% as of the date of this filing.) The Company has agreed to reduce the outstanding principal by $10,000 per month commencing December 1, 1997. (Previously the amount per month was $5,000.)

During November 1997 the Company received $250,000 in a loan from Ekistics Corp. This loans is due December 31, 1998 and bears 12% interest. The loan is collaterlized by and convertible into 50,000 shares of Photo-To-Art Ltd. common stock. Common stock was acquired by the Company as part of its investment in Photo-To-Art Ltd.

The Company received $600,000 of loans from BH Funding in February 1997. This loan is to be repaid with interest on April 28, 1999. Interest is determined at an annual rate of 15%. This loan is secured by all of the Company's Preferred Stock in Decor. The Company paid $100,000 on January 13, 1998 toward the reduction of principal on this loan. (See Recent Developments).

The Company had outstanding secured financing with Infinity Investors, Ltd. totaling approximately $188,000 at September 30, 1997. The Company payed principal and interest of $7,500 per month calculated at an annual rate of 15% against the unpaid principal balance. This loan was secured by 600,000 shares of the Company's Class A common stock (the "Infinity Collateral"). United Credit Corporation, the Company's senior secured lender, paid approximately $188,000 to Infinity, on December 17, 1997, which consisted of all of the Company's then outstanding debt to Infinity and received title to the Infinity Collateral. The Company consented to United Credit Corporation's peaceful possession of the Infinity Collateral in exchange for a reduction of the Company's debt in the amount of $480,000. This debt reduction shall occur simultaneously with United Credit's disposal of the Infinity Collateral . This debt reduction totalled $180,000 as of December 31, 1997.


The Company received a $100,000 demand loan from Laurie Munn, wife of the Company's President and Chief Executive Officer during March 1997, at an annual interest rate of 6.5%. This debt was repaid in October 1997.


4.   COMMITMENTS AND CONTINGENCIES

The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company has been settled by the execution during July 1996, of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and $50,000 for each of the final three years. As additional compensation, the Company paid Ms. Stevens for reimbursement for certain expenses in the approximate amount of $6,000 and $50,000 in various installments during the four months ending December 1996.

The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year for seven years, plus automobile and insurance costs for five years. As of June 30, 1996, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common Shares, which were previously committed to Ms. Stevens pursuant to her 1995 employment agreement. As of June 30, 1996, the Company issued 1,250,000 shares of its Class B Common Shares (the "Escrow Shares") to Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the AEscrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company. In February 1997, the terms of the agreement with Ms. Stevens were modified to provide for additional payments of approximately $550 per month over 18 months, and to provide for approximately $6,000 as reimbursement for legal expenses. During November 1997 the Company added 2,500,000 Common A shares to the Escrow shares under the same terms and conditions of the original Escrow shares agreement.

 On January 9, 1998 Laurie Munn, wife of the Company's President and CEO, obtained an option to purchase the above 1,250,000 Escrowed Shares which requires payment upon exercise of the option of $500 plus a secured $500,000 Note (to be collateralized by the purchased shares) with interest at 6.5% payable in five equal annual installments. This option was issued to Laurie Munn in consideration, amongst other things, for her continuing personal guarantees of Company obligations to several lenders, including BH Funding. In addition Laurie Munn purchased 730,000 shares of Class B Common stock at $.70 per share, the approximate market value of such shares at the time of the purchase. Approximately $51,000 of the purchase price is due in May of 1998. The balance is due in annual installments through January 2005 at an interest rate of 6.6%. The purchased stock is the collateral for this obligation.

Effective January 1, 1998 the Company entered into a five-year employment agreement (the "Agreement") with its President and Chief Executive Officer. The Agreement provides for an annual base salary of $150,000 commencing July 1, 1997 with annual increases of 10%. Such increases will be subject to the attainment of profitable results of operations by the Company. In addition, the Agreement grants the Chief Executive Officer an option to purchase at any time during the Agreement term 150,000 shares of the Company's Series A, 10% Cumulative Convertible Preferred Stock at a price of $2.50 per share and 250,00 shares of Class A or Class B Common Stock at $.50 per share during the first year of employment. This Agreement further allows additional purchases of 150,000 shares of Common stock per year for each of the four remaining years of the Agreement at an exercise cost which increases approximately 10% each year from the above $.50 per share. The Agreement also contains a non-compete clause and provides the Chief Executive Officer with life insurance and the use of an automobile. Presently, the Chief Executive Officer draws an annual salary of $150,000.

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

In September 1995, the Company lowered the exercise price of the Company's Class WA Warrant to $1.50 per share and arranged to place 180,000 shares of the Company's Class A shares which were previously sold pursuant to a ARegulation S" private placement into escrow. These shares were sold in January 1996 to unrelated parties pursuant to a restructuring of a note payable by the Company to the holder of these shares as discussed below. On July 16, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Class WA Warrants and underlying Common A Shares. The Commission declared this Registration Statement effective on July 19, 1996. Through the date of this filing, 704,412 of the Company's Class WA Warrants were exercised at $1.50 per warrant, generating proceeds to the Company totaling $1,056,618. Of these proceeds, $811,500 was used to purchase 54,100 shares (adjusted for a 1-for-2 reverse split effected in October 1996) of Decor Group, Inc.'s Series C Non-Voting, Convertible, Preferred Stock. The balance of the proceeds was retained by the Company for working capital needs, for the repayment to Decor of outstanding loans of $50,000, and for the provision of additional loans to Decor. At September 30, 1997, the balance of loans to Decor totals $110,000. On May 7, 1997, the Company announced that it would extend the exercise period of its Class WA Warrant to June 22, 1998.

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

In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the record date.) Payment was made on March 1, 1996 by the issuance of
0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the record date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. The Company has declared a record date of December 10, 1997 for a dividend on its Series A 10% Cumulative Convertible Preferred Stock for the six month periods ending September 1996, March 1997 and September 1997. The dividend ($.75 per Preferred Share) was paid on January 10, 1998 in the form of the Company's Common A Shares. Accordingly, shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $286,765 in December 1997 in conjunction with the issuance of these shares.

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

Laurie Munn, wife of the Company's CEO obtained certain options on the Escrow Shares and in addition purchased 730,000 shares of Class A Common stock (See "Commitments and Contingencies").


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

In January 1998 the Company entered into an Employment Agreement with its President and CEO (See "Commitments and Contingencies").

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

During February 1997, the Company entered into an agreement with BH Funding, LLC ("BH") providing for certain advisory services to be performed by BH for the Company over five years. The Company issued to BH 100,000 shares of its Class A Common shares and 100,000 shares of its Series A Preferred shares in consideration for such services. (See "Notes Payable" or "Recent Developments").

Other than services provided by the Company's investment banking firm, no services have been provided at the Company's direction by any consultant or advisor with respect to the issuance or sale of the Company's equity securities.


6.   INCOME TAXES

For the six months ended December 31, 1997 the income tax provision is offset by a corresponding reduction in the valuation associated with the Company's deferred tax assets. For the six months ended December 31, 1996 the income tax benefit generated has been offset by a corresponding valuation allowance.



Item 2.   Management's Discussion

The following discussion should be read in conjunction with the information contained in the financial statements of the Company (the "Financial Statements") and the Notes (the ANotes") thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1997, which discussion is incorporated herein by reference.

Results of Operations

Period Ended December 31, 1997 as Compared to Period Ended December 31, 1996.

The Company's net sales from operations for the 6 months ended December 31, 1997 increased by $1,783,000 or 86.8% to $3,836,000 from $2,053,000 for the period ended December 31, 1996. The growth in revenue was the result of an increase in sales to a large customer and in it's custom frame division, as well as the implementation of an approximate 5% price increase initiated in June 1997.

The Company's cost of goods sold as a percentage of net sales increased to 62.5% for the six months ended December 31, 1997, from 54.8% for the six months ended December 31, 1996. Cost of goods sold for the current period was approximately $2,397,000 versus $1,126,000 for the prior period. This increase in percentage was due to an increase in labor costs arising from a staff build up in anticipation of substantial growth in shipments for the subsequent period. The Company elected to conservatively estimate its current work-in-progress. The Company used the gross profit method to value inventory during the six months ended December 31, 1997 and 1996.

The Company's selling, general and administrative expenses as a percentage of net sales totaled 23.2% for the six months ended December 31, 1997, versus 42.5% for the six months ended December 31, 1996. To achieve this reduction in the ratio of selling, general, and administrative expenses as a percentage of net sales for the six months ended December 31, 1997 versus the prior period, the Company has taken certain measures to reduce expenses. For example, reductions of administrative personnel have led to reduced salaries, benefits, and travel expenses. Also discretionary spending for such items as stationery and supplies, advertising, and consulting fees has been curtailed. Interest expense as a percentage of net sales totaled approximately 5.9% for the six months ended December 31, 1997, versus approximately 7.8% for the six months ended December 31, 1996. Interest expense increased approximately $65,000 for the six months ended December 31, 1997 in comparison to the six months ended December 31, 1996 because of new loans.

For the quarter ended December 31, 1997, the Company realized net income of approximately $203,000 or $0.04 per share, versus net loss from operations of approximately ($107,000) or ($0.03 per share) for the quarter ended December 31, 1996. For the six months ended December 31, 1997, the Company realized net income of approximately $311,000 ($.06 per share), versus a net loss from continuing operations of approximately $107,000 ($.03 per share) for the six months ended December 31, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS') No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both basic EPS and diluted EPS on the face of the statement of income. Effective for the six months ended December 31, 1996 the Company has adopted the provisions of SFAS 128 for all periods presented.


Liquidity and Capital Resources

Management believes that future cash flow from operations will be sufficient to support the Company's operations. However, Company management continues to implement what it believes to be the changes deemed necessary to further increase positive cash flow and profitability. Specific action taken as of the date of this filing include seeking either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry. (See "Acquisitions and Strategic Alliances."). On October 20, 1997, the Company entered into a letter of intent whereby it will acquire the remaining shares of Decor Group, Inc. it does not currently own, and on January 7, 1998, the Company entered into a letter of intent to acquire a Los Angeles manufacturer of wall decor. (See . "Acquisitions and Strategic Alliances."). The Company has also begun to implement a marketing program meant to increase revenues of its Master Framemakers Division. No assurances can be given that these measures will generate the fiscal improvement sought by the Company.

On June 1, 1997 the Company entered into an agreement (the "Agreement"), with P-2-A which amended an earlier supply agreement. The Agreement provides for the sale of certain manufacturing equipment and related assets, consulting services, as well as certain contractual reimbursements of General and Administrative expenses by P-2-A to the Company aggregating $1,140,000. The Company agreed that the $1,140,000 due to the Company would be used to fund the purchase from P-2-A of 270,000 shares of P-2-A's common stock and 120,000 of P-2-A's common stock purchase warrants for an aggregate purchase price of $1,140,000. The Company effectively owns approximately 4.5% of P-2-A after this transaction. Additionally, P-2-A will pay the Company $50,000 for the non-exclusive right to utilize the Company's existing mail-order customer list. P-2-A also agreed to sublease approximately 21,000 square feet of office and manufacturing space from the Company at an annual rental rate of $63,000 per year plus rent escalations. The term of the sublease is from June 1, 1997 to December 31, 2001. Prior to this Agreement P-2-A was purchasing certain stretching and framing services from the Company

As of December 31, 1997, the Company reflected cash balances of approximately $328,000 as compared to cash balances of approximately $271,000 at June 30, 1997, representing an increase of $57,000. Net cash used in operating activities was approximately $375,000 at December 31, 1997, as compared to net cash used in operating activities of approximately $953,000 at December 31, 1996. The net cash used in operating activities during the six months ended December 31, 1997 was primarily a result of net income of approximately $311,000 as well as the following approximate changes from continuing operations: decrease in accounts payable and accrued expenses of $246,000, decrease in inventories of $31,000, and an increase in accounts receivable of $731,000 and other assets of $13,000. The decreases in inventory, accounts payable, and accrued expenses were largely due to increased sales at the Company's A.P.F. Master Framemakers division (see "Results of Operations"). The accounts receivable change was due to significant growth of sales to a large customer.

Net cash generated in investing activities during the six months ended December 31, 1997 totaled $1,000 versus approximately $1,132,000 for the six months ended December 31, 1996. During the six months ended December 31, 1997, the Company invested $1,000 to acquire equipment, versus approximately $306,000 used to acquire equipment and other assets during the six months ended December 31, 1996.

Net cash provided by financing activities totaled approximately $433,000 during the six months ended December 31, 1997 as debt was paid off, versus approximately $2,081,000 during the six months ended December 31, 1996. During the current period, funding was the result of an increase in United Credit Corporation asset based borrowing in the approximate net amount $402,000 The primary source of the prior year's financing was the conversion of the Company's stock warrants. Bank of New York debt decreased from $380,000 as of June 30, 1997 to $355,000 as of December 31, 1997. The debt continues to be amortized at the rate of $10,000 per month commencing December 1, 1997. The liability to Infinity Investors, Ltd. in the amount of $188,000 was entirely paid off during the current quarter.

As of December 31, 1997, the Company's financial position reflected a working capital surplus of approximately $194,000, versus a working capital deficit of approximately $99,000 at June 30, 1997. As of December 31, 1997 versus June 30, 1997, there were increases in trade receivables of approximately $731,000, other assets of $13,000 and a decrease in inventories of approximately $31,000, and a decrease in current liabilities of approximately $246,000. These changes were due to increases in sales and debt repayments.


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

In February 1996, the Company's Board of Directors declared a stock dividend equivalent to $0.25 per share to its Series A 10% Cumulative Convertible Preferred Stockholders of record as of the close of business on February 23, 1996 (the record date.) Payment was made on March 1, 1996 by the issuance of
0.10231 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the record date. Accordingly, 55,247 shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $165,741 in March 1996 in conjunction with the issuance of these shares. The Company has declared a record date of December 10, 1997 for a dividend on its Series A 10% Cumulative Convertible Preferred Stock for the six-month period ending September 1996, March 1997 and September 1997. The dividend ($.75 per Preferred share) was paid on January 10, 1998 in the form of the Company's Common A Shares. Accordingly, shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $430,147 in December 1997 in conjunction with the issuance of these shares.

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

The Company had outstanding secured financing with Infinity Investors, Ltd. totaling approximately $186,000 at September 30, 1997 due March 15, 1998. This loan was paid in full during December 1997 (see Notes Payable). In connection with this loan, the Company also issued an option to purchase 25,000 Class A Common shares at $2.50 per share.

In February 1997 the Company received a loan from BH Funding, LLC ("BH") in the aggregate principal amount of $600,000 to be utilized to repay certain indebtedness of the Company and for continued operating expenses. The Company in order to collateralize the loan to BH pledged and assigned to BH and granted to BH a continuing security interest in the Company's 20,000,000 shares of Series B Non-Convertible Preferred Stock of Decor, and the Company's 54,934 shares of Series C Convertible Preferred Stock of Decor. Simultaneously with the loan to the Company, BH purchased all of the Company's Series A Convertible Preferred Stock holdings in Decor Group, Inc., a total of 250,000 shares. The loan is to be repaid to BH Funding, LLC with interest on April 28, 1999. In addition, the Company entered into a Consulting Agreement with BH whereby BH would agree to provide consulting and other services to the Company in exchange for 100,000 shares of each of the Company's Series A Convertible Preferred stock and Class A Common stock (the "Consulting Shares"). The Company prepaid $100,000 of the principal due BH Funding on December 13, 1997.

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

As of December 31, 1997, the Company had various unpaid New York State taxes of approximately $170,000. In July, 1997, the Company entered into a 24-month payout agreement with New York State to fully satisfy this obligation.

Except as otherwise set forth herein, the Company has no material commitments for capital expenditures. In order to fund growth over the long term, the Company anticipates possible future issuance of its securities resulting in further dilution to its securityholders.

The Company operates pursuant to a policy that generally precludes acceptance of goods on a non-cash basis (sometimes known as barter transactions).

Refer to the ALegal Proceeding" section for discussion of litigation and related commitments.


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

                                     PART II

                                OTHER INFORMATION

Item 1 .   Legal Proceedings
The Company and its Chief Executive Officer ("CEO") during fiscal year 1996 were involved in lawsuits with various members of the CEO's immediate family, certain of whom were Officers and Directors of the Company. All of this litigation has been settled and all resulting charges were reflected in the fiscal 1996 financial statements. In addition, as a component of the settlement, the Company entered into various severance and non-compete agreements discussed in Note 12.

The litigation relating to the termination of the 1995 employment agreement between Ann Stevens and the Company has been settled during July 1996 by the execution of an employment severance agreement (the "Agreement"). Pursuant to the Agreement, the Company paid Ms. Stevens $63,000 for accrued and unpaid compensation upon execution of the Agreement. Subsequently, for a period of seven years, the Company will make bi-weekly payments to Ms. Stevens to total $72,000 for the first year, $70,000 for each of the next three years, and $50,000 for each of the final three years. As additional compensation, the Company paid Ms. Stevens for reimbursement for certain expenses in the approximate amount of $6,000 and $50,000 in various installments during the four months ending December 1996. The Company also entered into a non-compete agreement with Ms. Stevens for which the Company will make bi-weekly payments to Ms. Stevens to total $25,000 per year commencing in July 1996, for seven years, plus automobile and insurance costs for five years. As of June 30, 1996, the Company issued to Ms. Stevens 50,000 shares of the Company's Class A Common
Shares, which were previously committed to Ms. Stevens pursuant to her 1995 employment agreement. The 50,000 Class A Common Shares are subject to a Alock-up" agreement with VTR Capital Corporation, the Company's investment bankers. The Company placed into escrow 1,250,000 shares of its Class B Common Shares and 2,500,000 Class A Common shares (the "Escrow Shares") with Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent (the "Escrow Agent"). The Escrow Agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company. The Company paid $36,707 in the quarter ended September 30, 1997 to Ms. Stevens in compliance with the various settlement related Agreements. The status of the Escrow shares remain unchanged.

In February 1997, the terms of the agreement with Ms. Stevens were modified to provide for additional payments of $500 per month over 16 months, and to provide for $6,000 as reimbursement for legal expenses.

During April and May of 1995, Hide Tashiro commenced two lawsuits, now settled, in the Supreme Court of New York, Manhattan County, totaling approximately $300,000, plus interest and attorney's fees, against the Company and others. The Company claimed that Mr. Tashiro and his affiliates owed a greater amount to the Company for earned royalties and commissions. In April 1996 the plaintiff's motions for summary judgment were denied and the court held that there was an issue of fact to be tried. On June 30, 1997 the Company, Hide Tashiro, Takehisa Nishijima, and Max Munn, President of the Company, entered into a settlement agreement (the "Settlement Agreement") whereby the Company issued Mr. Tashiro 300,000 shares (the "Shares") of the Company's unregistered Class A Common Stock in exchange and satisfaction of all claims. The Settlement Agreement contains certain restrictions on resale of the Shares commencing in 1999 as well as providing for certain "piggy-back" registration rights.

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

In August 1996, a lawsuit, now settled, was brought by The Munn Trust of 1975, Sol Munn and Evelyn A. Munn, Co-Trustees commenced an action in the Supreme Court of New York, County of Suffolk against the Company as well as Max Munn, the Company's President and Chief Executive Officer and Laurie Munn, his wife for non-payment of $150,000 plus interest. The Company claimed that any obligations that may have been due were due solely by Mr. and Mrs. Munn. The Company has not guaranteed such liabilities. This matter has been settled between all parties and releases exchange without any payment by the Company or by the Munn Trust.

In August 1996, SJP Contractors of New York, Inc. commenced an action in the Supreme Court of New York, County of Westchester against the predecessor entity of the Company, A.P.F. Holdings, Inc., and others for $208,165 for work, labor, and services allegedly performed in January 1991 for the renovation of the Company's premises. Management believes that all required payments had been made in 1991 and no further amounts should be provided for.

In July 1997, an action now settled was brought against the Company in the U.S. District Court by a former employee of the Company (for an unspecified amount), who claimed among other things, that she was discharged because she was pregnant. The settlement did not have a material effect on the Company's results of operations.


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

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

None

(b)   Reports on Form 8-K

None

Signatures




Pursuant to the requirements of the Security and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized




                                             INTERIORS, INC.


Date:  February 17, 1998                     By: /s/ Max Munn
                                                 ------------------------------
                                                 Max Munn, President and Chief
                                                 Executive, Financial and
                                                 Accounting Officer