Form 10QSB
period 1998-03-31
INTERIORS INC
filed 1998-05-20
CIK 921563

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
    of 1934
         For the Nine Month Period Ended March 31, 1998.

or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

          For the Transition Period From             to            .

                           Commission File No. 0-24352

                                 INTERIORS, INC.

        (Exact name of small business issuer as specified in its charter)

                                   Delaware 13-3590047

                 (State or other jurisdiction of (IRS Employer

                incorporation or organization) Identification No.)



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

The number of shares outstanding of the issuer's Class A Common Stock and Class B Common Stock as of May 7, 1998 was 8,520,520 and 1,124,750 respectively.

Transitional Small Business Disclosure Format (check one). Yes  . No X .

                                 INTERIORS, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements .................    1


Consolidated Balance Sheet as of March 31, 1998 ............    2

Consolidated Statements of Operations -
For the Three Months Ended March 31, 1998 and 1997 .........    4
For the Nine Months Ended March 31, 1998 and 1997 ..........    5

Consolidated Statement of Changes in Stockholders Equity -
For the Nine Months Ended March 31, 1998 ...................    6

Consolidated Statements of Cash Flows -
For the Nine Months Ended March 31, 1998 and 1997 ..........    7

Notes to Consolidated Financial Statements .................    8



Item 2.  Management's Discussion and Analysis ..............   12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................   14

Item 2.  Changes in Securities .............................   15

Item 3.  Defaults Upon Senior Securities ...................   15

Item 4.  Submission of Matters to a Vote of Security Holders   15

Item 5.  Other Information .................................   15

Item 6.  Exhibits and Reports on Form 8-K ..................   15

PART I

FINANCIAL INFORMATION



Item 1. Consolidated  Financial Statements

The consolidated financial statements included herein have been prepared by Interiors, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company as of March 31, 1998 and the results of operations for the three and nine months ended March 31, 1998 and 1997.

The Company's results of operations during the three and nine months ended March 31, 1998 are not necessarily indicative of any future results. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, and the Company's Quarterly Reports on Forms 10-QSB for the periods ended September 30, 1997 and December 31, 1997 and the Company's filings on Forms 8K describing its recent acquisitions on March 10 and March 23, 1998 filed on March 25, 1998 and April 6, 1998 respectively.

                                INTERIORS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                 March 31, 1998

ASSETS                                                                $   (000)

CURRENT ASSETS:
  Cash                                                                $  1,739
  Accounts receivable, net of allowance of $459                          3,164
  Inventories                                                            4,230
  Other current assets                                                     984
                                                                      --------
          Total current assets                                          10,117
                                                                      --------

INVESTMENTS
                                                                         3,977

PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                                                2,078
  Furniture and fixtures                                                   209
  Leasehold improvements                                                   345
                                                                      --------
          Total                                                          2,632

  Less - Accumulated depreciation
                                                                         1,420
                                                                      --------
          Net property and equipment                                     1,212

PURCHASE PRICE IN EXCESS OF FAIR
VALUE OF NET ASSETS ACQUIRED, NET                                        5,836

OTHER ASSETS                                                             1,083
                                                                      --------
          Total assets
                                                                      $ 22,225
                                                                      ========


The accompanying notes are an integral part of these financial statements.

                                INTERIORS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                 March 31, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   (000)

CURRENT LIABILITIES:
  Notes payable and current maturities of  long-term debt             $  5,067
  Accounts payable and accrued liabilities                               4,822

                                                                      --------
        Total current liabilities                                        9,889
                                                                      --------

LONG TERM DEBT                                                           5,295

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,300,000 shares
    authorized, 846,197 shares issued and outstanding                        8
  Class A common stock, $.001 par value, 60,000,000 shares
    authorized, 15,609,187 shares issued and outstanding                    16
  Class B common stock, $.001 par value,  2,500,000 shares
    authorized, 2,449,750 shares issued and outstanding                      2
  Additional paid-in-capital                                            16,810
  Accumulated deficit
                                                                        (8,847)
  Treasury Stock                                                          --
  Notes  receivable
                                                                          (948)
                                                                      --------
           Total stockholders' equity                                    7,041
                                                                      --------
 Total liabilities and stockholders' equity                           $ 22,225
                                                                      ========

 The accompanying notes are an integral part of this balance sheet

                                INTERIORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (unaudited)

                                                     $(000)           $(000)
                                                      1998             1997
                                                      ----             ----

NET SALES
                                                    $     2,389    $       905

COST OF GOODS SOLD                                        1,378            657

                                                    -----------    -----------
   Gross profit                                           1,011            248

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                707            209

                                                    -----------    -----------
     Income from operations                                 304             39

GAIN ON SALE OF SECURITIES
                                                                           282

INTEREST EXPENSE                                           (257)           (68)

OTHER INCOME (EXPENSE)                                        7            (56)

                                                    -----------    -----------
   Income before provision for taxes
                                                             54            197

PROVISION FOR INCOME TAXES                                    2           --

                                                    -----------    -----------
NET INCOME                                          $        52    $       197
                                                    ===========    ===========


BASIC EARNINGS PER SHARE                            $       .01    $       .04
DILUTED EARNINGS PER SHARE                          $       .01    $       .04


WEIGHTED AVERAGE NUMBER OF SHARES
                                    BASIC             6,689,000      4,389,000
                                    DILUTED           7,158,000      4,389,000


The accompanying notes are an integral part of these financial statements

                                INTERIORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (unaudited)

                                                        $(000)           $(000)
                                                          1998            1997
                                                          ----            ----

NET SALES                                                $ 6,225      $   2,958

COST OF GOODS SOLD
                                                           3,775           1783
                                                         -------      ---------
   Gross profit
                                                           2,450           1175

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               1,597           1081

                                                         -------      ---------
     Income from operations
                                                             853             94

GAIN ON SALE OF SECURITIES                                                  282

INTEREST EXPENSE
                                                            (483)          (228)

OTHER INCOME (EXPENSE)                                         7            (56)
                                                         -------      ---------
   Income before provision for taxes                         377             92

PROVISION FOR INCOME TAXES                                    15             10

                                                         -------      ---------
NET INCOME                                               $   362      $      82
                                                         =======      =========

BASIC EARNINGS PER SHARE                                 $   .06      $     .02
DILUTED EARNINGS PER SHARE                               $   .06      $     .02


WEIGHTED AVERAGE NUMBER OF SHARES
                                    BASIC              5,839,000      4,389,000
                                    DILUTED            6,161,000      4,389,000


 The accompanying notes are an integral part of these financial statements

                                INTERIORS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                  (unaudited)

                                          Class A           Class B        Addl.   Retained
                       Preferred          Common            Common        Paid-In   Earnings    Treas.    Note
                   ----------------   --------------   ----------------   Capital   (Deficit)    Stock    Rec.      Total
                   Shares    $(000)   Shares   $(000)  Shares    $(000)    $(000)    $(000)     $(000)   $(000)    $(000)
BALANCE,
June 30, 1997      1,147,060  $11    5,261,241   $5    1,769,750    $2    $13,218    $(8,679)      ($1)   $(438)   $4,118

Sale of Treasury
  Stock                                                                       180                     -               180

Conversion of
  Class B into
  Class A                               50,000    -    (50,000)      -

Conversion of
  Preferred into
  Class A           (300,863)  (3)     902,589    1                             2

Issue of Class B                                       730,000       1        510                          (510)        1

Escrow shares                        7,500,000    8                            (8)

Issued for services                    230,387    -                           345                                     345

Henlor acquisition                     299,581    -                           500                                     500

Artmaster acquisition                  779,302    1                         1,249                                   1,250

Warrants exercised                      55,756    -                            84                                      84

Warrants issued in
   connection with
   Convertible Debt                                                           200                                     200

Dividends declared
  December, 1997                       530,331    1                           530       (530)

Net income to
  March 31, 1998                                                                         362                          362
                    -------    --   ----------  ---  ---------      --    -------    -------       ---    -----    ------
BALANCE,
March 31,1998       846,197    $8   15,609,187  $16  2,449,750      $2    $16,810    $(8,847)      $(-)   $(948)   $7,041
                    =======    ==   ==========  ===  =========      ==    =======    =======       ===    =====    ======

The accompanying notes are an integral part of these financial statements.

                                                  INTERIORS, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                    (unaudited)

                                                                             $(000)      $(000)
                                                                               1998       1997
                                                                            -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                               $   362    $    82
  Adjustments to reconcile Net  Income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization
                                                                                494        509
    Provision for issuance of stock                                                         15
    Provision for bad debts                                                                 75
    Write off of non-productive assets                                                     699
    Extinguishment of debt                                                                (662)
    Gain from sale of investment securities                                               (282)
    Provision for dissolution of Italia                                                     56
 Changes in assets and liabilities:
     Decrease (increase) in accounts receivable, trade                          (17)         2
    Decrease (increase) in inventories                                          (76)      (532)
    Decrease (increase) in other current assets                                 229        (55)
    Decrease (increase) in other assets                                        (199)
    Increase (decrease) in accounts payable and accrued expenses                (95)     (1032)
                                                                            -------    -------
          Net cash provided by (used in) operating activities                   698      (1125)
                                                                            -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                         (124)      (500)
  Investment in Decor Group, Inc.                                                         (826)
  Acquisition of Henlor, Inc.                                                 (1078)
  Acquisition of Artmaster                                                     (750)

                                                                            -------    -------
          Net cash used in investing activities                              (1,952)    (1,326)
                                                                            -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of debt                                          2,928        600
  Sale of  Treasury Stock                                                       180
  Sale of investment securities                                                            372
  Repayments of debt and capitalized lease obligations                         (470)      (470)
  Net proceeds from exercise of common stock warrants                            84      1,293
  Net proceeds from exercise of common and preferred stock options                         825

                                                                            -------    -------
  Net cash provided by  financing activities                                  2,722      2,620
                                                                            -------    -------
   Net Increase (decrease) in cash                                            1,468        169
CASH, beginning of period
                                                                                271          4
                                                                            -------    -------
CASH, end of period                                                         $ 1,739    $   173
                                                                            =======    =======


The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                        $(000)           $(000)
                                                         1998             1997
                                                         ----             ----
Cash paid during the period for-
    Interest                                           $  216            $  177
    Taxes                                              $   15            $    6

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES

                                                        $(000)
                                                         1998
                                                         ----
Stock issued for Henlor, Inc. Acquisition              $  500
Stock issued for Artmaster Acquisition                 $1,250
Debt issued for Henlor, Inc. Acquisition               $  794
Debt issued for Artmaster Acquisition                  $  810

The accompanying notes are an integral part of these financial statements


INTERIORS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998

1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim period have been included. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of those to be expected for the entire year. The Company, for the three and nine months ended March 31, 1998 and 1997, used the gross profit method to value inventory.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both basic EPS and diluted EPS on the face of the statement of income. The Company has adopted the provisions of SFAS 128 for all periods presented.

During the quarter ended March 31, 1998 the Company adopted FASB Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires companies to disclose, both individually and in the aggregate, the change in equity from non-owner sources. The Company's comprehensive income is the same as its net income for the three months ended March 31, 1998 and 1997, respectively.

2.   ACQUISITIONS AND STRATEGIC ALLIANCES

The Company's long-term plan for growth includes in part either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry to maximize market potential.

On March 10, 1998, the Company entered into, and consummated, an Agreement and Plan of Merger among the Company, Vanguard Acquisition Corp., a wholly-owned subsidiary of the Company, Henlor, Inc. ("Henlor") and the shareholders of Henlor. The transaction was structured as a reverse triangular merger. As a result of the merger, Henlor now is a wholly-owned subsidiary of the Company. Henlor, through its wholly-owned subsidiary Vanguard Studios, Inc. ("Vanguard"), designs, manufactures and wholesales decorative accessories furnishings for the home, including framed hand-painted oil paintings, framed prints under glass, wall mirrors, lamps, sculptures and decorative tabletop accessories. The acquisition of Henlor provides the Company with an expanded breadth of product offerings.

Pursuant to the merger agreement, the purchase price paid to the shareholders of Henlor at closing consisted of a cash payment of $705,621 and the delivery of a subordinated promissory note in the aggregate principal amount of $794,379. In addition, the Company issued to the shareholders of Henlor an aggregate of 299,581 unregistered shares of its Class A Common Stock and the Company repaid indebtedness of Vanguard owed to the principal shareholders of Henlor in the amount of $294,379 . All of the merger shares are being held in a two year escrow as security for the indemnification of obligations of Henlor's former shareholders pursuant to the merger agreement, and the number of merger shares remains subject to adjustment based on the value of the merger shares on the second anniversary of the closing date.

The merger was financed by (i) a bridge loan in the principal amount of $500,000 from United Credit Corp., the Company's senior lender, and (ii) the private placement to accredited investors of the Company's unregistered Subordinated Convertible Promissory Notes in the aggregate principal amount of $500,000. The aggregate purchase price was determined in arms-length negotiations between the Company and the shareholders of Henlor.

The assets acquired pursuant to the merger agreement included, among other things, (i) fixed assets owned, leased or used by Henlor and Vanguard, including equipment, (ii) accounts receivable, (iii) inventory and (iv) contracts, agreements, and leases of real and personal and property. For the foreseeable future, the Company intends to utilize such assets in connection with the operation of the business of Henlor and Vanguard.

On March 23, 1998, the Company entered into, and consummated, an Agreement and Plan of Merger among the Company, Artmaster Studios, Inc. ("Artmaster"), a wholly-owned subsidiary of the Company, Merchandise Sales, Inc. ("MSI") and certain shareholders of MSI. The transaction was structured as a forward triangular merger. As a result of the merger, MSI has been merged with and into Artmaster. Artmaster designs, manufactures and wholesales wall decor and lighting products for the home. The acquisition of MSI provides the Company with an expanded breadth of product offerings.

Pursuant to the Merger Agreement, the purchase price paid to the shareholders of MSI at closing consisted of the delivery of a subordinated promissory note in the aggregate principal amount of $537,248. In addition, the Company issued to the shareholders of MSI an aggregate of 779,302 unregistered shares of its Class A Common Stock and the Company repaid indebtedness of MSI owed to certain creditors of MSI in the aggregate amount of $1,022,752 through an aggregate cash payment of $750,000 and the issuance of a subordinated promissory note in the aggregate principal amount of $272,752. All of the merger shares are being held in a one year escrow as security for the indemnification obligations of MSI's former shareholders pursuant to the merger agreement, and the number of merger shares remains subject to adjustment based on the value of the merger shares on the first anniversary of the closing date.

The merger was financed by the Company's available working capital which was derived in part, from an earlier, unrelated private placement to accredited investors of the Company's unregistered Subordinated Convertible Promissory Notes. The aggregate purchase price was determined in arms-length negotiations between the Company and the shareholders of MSI.

The assets acquired pursuant to the merger agreement included, among other things, (i) fixed assets owned, leased or used by MSI, including equipment,
(ii) accounts receivable, (iii) inventory and (iv) contracts, agreements, and leases of real and personal and property. For the foreseeable future, the Company intends to utilize such assets in connection with the operation of the business of MSI and Vanguard Studios, Inc., another subsidiary of the Company.

On a proforma basis the combined company would have had net sales of $20,915,000 and a net loss of $14,000 for the nine months ended March 31, 1998, without taking into consideration any benefits from operating the three companies as a unified Company.

On April 21, 1998 the Company and Decor Group, Inc. entered into an agreement and plan of merger approved by the respective Boards of Directors upon the terms and subject to the conditions set forth in the agreement, whereby each issued and outstanding share of common stock, par value $.0001 per share, of Decor ("Decor Common Stock"), other than shares owned by Interiors or Decor, will be converted into the right to receive .50 shares of Interiors Class A Common Stock.

Pursuant to an April 21, 1998 resolution of the Company's Board of Directors relating to the guarantee of the Company's obligations to the former shareholders of Henlor, Inc. and other continuing guarantees by Laurie Munn, wife of the Company's President and Chief Executive Officer , the Company agreed to defer certain payments on notes receivable from Laurie Munn. As restructured interest accrued on the combined balance of $948,000 at 6.6% interest will be due April 21, 1999 and annually thereafter. The principal is due on April 21, 2003.

3.   NOTES PAYABLE

At March 31, 1998, the Company has aggregate notes payable of approximately $10,362,000. The components of these notes are discussed below.

The Company has outstanding secured formula based financing with United Credit Corporation totaling approximately $1,443,000 at March 31, 1998. Interest is determined at an annual rate of 16% plus related fees.

The Company has outstanding secured financing with the Bank of New York totaling approximately $315,000 at March 31, 1998. Interest is determined at an annual rate of prime plus 1%, (9.50% as of the date of this filing.)

During November 1997 the Company received $250,000 in a loan from Ekistics Corp. This loan is due December 31, 1998 and bears 12% interest.

The Company has outstanding $500,000 from BH Funding as of March 31, 1998. This loan is to be repaid with interest on April 28, 1999. Interest is determined at an annual rate of 15%.

As part of the Artmaster acquisition the Company issued a total of $810,000 in 10% subordinated promissory notes to the former shareholders.

As part of the Henlor, Inc. acquisition the Company caused its subsidiary to issue $794,000 in 8% subordinated promissory notes to the former shareholders, as well as agree to employment contracts of up to five years with the former shareholders. These contracts have been valued at $1,235,000 for financial statement purposes.

Henlor, Inc. has $2,448,000 in outstanding revolving bank debt as of March 31, 1998.

The Company has issued $1,000,000 of three year convertible subordinated notes secured by the stock of Henlor, Inc. with an interest rate of 15% convertible at a rate of $1.50 per share with 100,000 two year warrants attached at a conversion price of $1.75 per share.

The Company has issued $225,000 of three year unsecured subordinated debentures with an interest rate of 15% convertible at the rate of $1.75 per share with 22,500 two year warrants attached convertible at a rate of $2.00 per share.

The Company has issued $1,500,000 of 6% subordinated convertible notes due March 19, 2000 with a varying conversion rate dependent on when the conversion is made. These notes have 175,000 two year warrants attached at a price of $1.75.

In connection with these convertible debt instruments, the Company has valued the attached warrants and recorded an aggregate amount of $200,000 as debt discount. This amount will be amortized over the life of the respective debt instruments.

Other long term debt totaled $43,000 at March 31, 1998.

4.   COMMITMENTS AND CONTINGENCIES

The Company entered into an employment severance agreement with Ms. Ann Stevens in 1996, and issued 1,250,000 shares of its Class B Common Shares (the "Escrow Shares") to Michael Levine, Esq., attorney of Ms. Stevens, as escrow agent. The escrow agent shall abstain from voting the Escrow Shares for any purpose, except in the event of either the failure by the Company to adhere to the payment provisions of the agreement noted above or the financial insolvency of the Company. If either event occurs, Ms. Stevens will be in a position to elect replacement Directors. Once the payment provisions in the severance and non-compete agreements are satisfied, the Escrow Agent shall return the Escrow Shares to the Company. During the nine months ended March 31, 1998 the Company added 7,500,000 Common A shares to the Escrow shares under the same terms and conditions of the original Escrow shares agreement.

On January 9, 1998 Laurie Munn, wife of the Company's President and CEO, obtained an option to purchase the above 1,250,000 Escrow Shares at fair value at the date of the grant. This option was issued to Laurie Munn in consideration, amongst other things, for her continuing personal guarantees of Company obligations to several lenders, including BH Funding. In addition Laurie Munn purchased 730,000 shares of Class B Common stock at $.70 per share, the approximate fair value of such shares at the time of the purchase. Approximately $51,000 of the purchase price is due in May of 1998. The balance is due in annual installments through January 2005 at an interest rate of 6.6%. The purchased stock is the collateral for this obligation.

Effective January 1, 1998 the Company entered into a five-year employment agreement (the "Agreement") with its President and Chief Executive Officer. The Agreement provides for an annual base salary of $150,000 commencing July 1, 1997 with annual increases of 10%. Such increases will be subject to the attainment of profitable results of operations by the Company. In addition, the Agreement grants the Chief Executive Officer an option to purchase at any time during the Agreement term 150,000 shares of the Company's Series A, 10% Cumulative Convertible Preferred Stock at fair value at the date of the grant and 250,00 shares of Class A or Class B Common Stock at fair value at the date of the grant during the first year of employment. This Agreement further allows additional purchases of 150,000 shares of Common stock per year for each of the four remaining years of the Agreement at an exercise cost which increases approximately 10% each year from the above fair value at the date of the grant. The Agreement also contains a non-compete clause and provides the Chief Executive Officer with life insurance and the use of an automobile. Presently, the Chief Executive Officer draws an annual salary of $150,000.

Except as otherwise set forth herein, the Company has no material commitments for capital expenditures. In order to fund growth over the long term, the Company anticipates possible future issuance of its securities resulting in further dilution to its security holders

Disclosure of the Company's current legal matters are reflected at Part II,
Item 1. - Legal Proceedings.

5.   SHAREHOLDERS' EQUITY

The Company declared a record date of December 10, 1997 for a dividend on its Series A 10% Cumulative Convertible Preferred Stock for the six month periods ending September 1996, March 1997 and September 1997. The dividend ($.75 per Preferred Share) was paid on January 10, 1998 in the form of the Company's Common A Shares. Accordingly, shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $530,000 in December 1997 in conjunction with the issuance of these shares.

Laurie Munn, wife of the Company's CEO obtained certain options on the Escrow Shares and in addition purchased 730,000 shares of Class B Common stock (See "Commitments and Contingencies").

In January 1998 the Company entered into an Employment Agreement with its President and CEO (See "Commitments and Contingencies").

Other than services provided by the Company's investment banking firm, no services have been provided at the Company's direction by any consultant or advisor with respect to the issuance or sale of the Company's equity securities.

6.   INCOME TAXES

For the nine months ended March 31, 1998 and 1997 the income tax provision is offset by a corresponding reduction in the valuation allowance associated with the Company's deferred tax assets.




Item 2.   Management's Discussion and Analysis

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1997, which discussion is incorporated herein by reference.

Results of Operations

Periods Ended March 31, 1998 as compared to Periods Ended March 31, 1997

The Company's net sales from operations for the nine months ended March 31, 1998 increased by $3,267,000 or 110% to $6,225,000 from $2,958,000 for the period ended March 31, 1997. The growth in revenue was the result of an increase in sales to a large customer as well as a price increases.

The Company's cost of goods sold as a percentage of net sales increased to 61% for the nine months ended March 31, 1998, from 60% for the nine months ended March 31, 1997. Cost of goods sold for the current period was approximately $3,775,000 versus $1,783,000 for the prior period. This increase in percentage was due to an increase in labor costs in anticipation of increased sales. The Company used the gross profit method to value inventory during the nine months ended March 31, 1998 and 1997.

The Company's selling, general and administrative expenses as a percentage of net sales totaled 26% for the nine months ended March 31, 1998 , versus 37% for the nine months ended March 31, 1997. To achieve this reduction in the ratio of selling, general, and administrative expenses as a percentage of net sales, the Company has taken certain measures to reduce expenses. For example, reductions of administrative personnel have led to reduced salaries, benefits, and travel expenses. Also discretionary spending for such items as stationery and supplies, advertising, and consulting fees has been curtailed. Interest expense as a percentage of net sales totaled approximately 6% for the nine months ended March 31, 1998 , versus approximately 8% for the nine months ended March 31, 1997. Interest expense increased approximately $255,000 for the nine months ended March 31, 1998 in comparison to the nine months ended March 31, 1997 because of new loans.

For the quarter ended March 31, 1998, the Company realized net income of approximately $52,000 or $.01 per share, versus net income of $197,000 or $.04 per share for the quarter ended March 31, 1997. The quarter ended March 31, 1997 included $282,000 from a gain on sale of securities. Income from operations before interest and provision for taxes increased to $304,000 for the quarter ended March31, 1998 from $39,000 for the quarter ended March 31, 1997. For the nine months ended March 31, 1998, the Company realized net income of approximately $362,000 ($.06 per share), versus $82,000 ($.02 per share) for the nine months ended March 31, 1997.

Liquidity and Capital Resources

Management believes that future cash flow from operations will be sufficient to support the Company's operations. However, Company management continues to implement what it believes to be the changes deemed necessary to further increase positive cash flow and profitability. Specific action taken as of the date of this filing include seeking either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry. (See "Acquisitions and Strategic Alliances."). The Company has also undertaken efforts to continue to seek new sources of financing to fund its acquisitions (See "Notes Payable"). The Company has also begun to implement a marketing program meant to increase revenues of its Master Framemakers Division. No assurances can be given that these measures will generate the fiscal improvement sought by the Company.

As of March 31, 1998, the Company reflected cash balances of approximately $1,739,000 as compared to cash balances of approximately $271,000 at June 30, 1997, representing an increase of $1,468,000. Net cash provided by operating activities was approximately $698,000 for the nine months ended March 31, 1998, as compared to net cash used in operating activities of approximately $1,125,000 for the nine months ended March 31, 1997. The net cash used in operating activities during the nine months ended March 31, 1998 was primarily a result of net income of approximately $362,000 as well as the following approximate changes from continuing operations: decrease in accounts payable and accrued expenses of $95,000, increase in inventories of $76,000, and an increase in accounts receivable of $17,000, a decrease in other current assets of $229,000 and an increase in other assets of $199,000. The increase in cash provided by operating activities was largely due to increased sales at the Company's A.P.F. Master Framemakers division (see "Results of Operations").

Net cash used in investing activities during the nine months ended March 31, 1998 totaled $1,952,000 versus approximately $1,326,000 for the nine months ended March 31, 1997. During the nine months ended March 31, 1998, the Company invested $ 124,000 to acquire equipment, versus approximately $500,000 used to acquire equipment and other assets during the nine months ended March 31, 1997. The Company completed the acquisitions of Henlor, Inc. and Artmaster, accounting for almost all of the Company's investing activities for the period.

Net cash provided by financing activities totaled approximately $2,722,000 during the nine months ended March 31, 1998, versus approximately $2,620,000 during the nine months ended March 31, 1997.

As of March 31, 1998 , the Company's financial position reflected a working capital surplus of approximately $228,000, versus a working capital deficit of approximately $99,000 at June 30, 1997. As of March 31, 1998 versus June 30, 1997, there were increases in trade receivables of approximately $17,000, other assets of $199,000 and an increase in inventories of approximately $76,000.

The Company has declared a record date of December 10, 1997 for a dividend on its Series A 10% Cumulative Convertible Preferred Stock for the six-month period ending September 1996, March 1997 and September 1997. The dividend ($.75 per Preferred share) was paid on January 10, 1998 in the form of the Company's Common A Shares. Accordingly, shares of the Company's Class A Common Stock was issued for this purpose. Retained earnings was charged $530,000 in December 1997 in conjunction with the issuance of these shares.

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

Refer to the "Legal Proceedings" section for discussion of litigation and related commitments.

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

The Company is subject to claims and litigation in the ordinary course of business. In management's opinion, such claims are not material to the Company's financial position or its results of operations.

Item 2.   Changes in Securities

None in addition to those disclosed herein.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matter to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

None

(b)   Reports on Form 8-K

Henlor Acquisition on March 10, 1998 filed March 25, 1998 Artmaster Acquisition on March 23, 1998 filed April 6, 1998


Signatures

Pursuant to the requirements of the Security and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                            INTERIORS, INC.


Date: May  19, 1998                         By: /s/ Max Munn
                                                ------------------------------
                                                Max Munn, President and Chief
                                                Executive Officer