Form 10QSB/A
period 1998-03-31
INTERIORS INC
filed 1998-05-28
CIK 921563

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              FORM 10-QSB/A No. 1

                                  (Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                For the Nine Month Period Ended March 31, 1998.

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Transition Period From         to       .

                          Commission File No. 0-24352

                                INTERIORS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                              Delaware 13-3590047
       -----------------------------------------------------------------
                 (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)

               320 Washington Street, Mt. Vernon, New York 10553
       -----------------------------------------------------------------
              (Address of principal executive offices) (zip code)

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

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X].

                                 INTERIORS, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements ...............................    1


Consolidated Balance Sheet as of March 31, 1998 ..........................    2

Consolidated Statements of Operations -
For the Three Months Ended March 31, 1998 and 1997 .......................    4
For the Nine Months Ended March 31, 1998 and 1997 ........................    5

Consolidated Statement of Changes in Stockholders Equity -
For the Nine Months Ended March 31, 1998 .................................    6

Consolidated Statements of Cash Flows -
For the Nine Months Ended March 31, 1998 and 1997 ........................    7

Notes to Consolidated Financial Statements ...............................    8


Item 2.  Management's Discussion and Analysis ............................   12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................   14

Item 2.  Changes in Securities ...........................................   15

Item 3.  Defaults Upon Senior Securities .................................   15

Item 4.  Submission of Matters to a Vote of Security Holders .............   15

Item 5.  Other Information ...............................................   15

Item 6.  Exhibits and Reports on Form 8-K ................................   15




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

                                INTERIORS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)
                                 March 31, 1998

ASSETS                                                                 $(000)

CURRENT ASSETS:
  Cash                                                                $  1,739
  Accounts receivable, net of allowance of $459                          3,164
  Inventories                                                            4,230
  Other current assets                                                     984
                                                                      --------
          Total current assets                                          10,117
                                                                      --------

INVESTMENTS                                                              3,977

PROPERTY AND EQUIPMENT, at cost
  Machinery and equipment                                                2,078
  Furniture and fixtures                                                   209
  Leasehold improvements                                                   345
                                                                      --------
          Total                                                          2,632

  Less - Accumulated depreciation
                                                                         1,420
                                                                      --------
          Net property and equipment                                     1,212

PURCHASE PRICE IN EXCESS OF FAIR
VALUE OF NET ASSETS ACQUIRED, NET                                        5,836

OTHER ASSETS                                                             1,083
                                                                      --------
          Total assets                                                $ 22,225
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
                                                                      ========

       The accompanying notes are an integral part of this balance sheet

                                INTERIORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (unaudited)


                                                          $(000)         $(000)
                                                           1998           1997
                                                           ----           ----
NET SALES                                                 $ 2,389      $   905

COST OF GOODS SOLD                                          1,378          657
                                                          -------      -------
   Gross profit                                             1,011          248

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  707          573
                                                          -------      -------
     Income (loss) from operations                            304         (325)

GAIN ON SALE OF SECURITIES                                    244

INTEREST EXPENSE                                             (257)        (154)

OTHER INCOME (EXPENSE)                                          7          (56)
                                                          -------      -------
   Income (loss) before provision for taxes                    54         (291)

PROVISION FOR INCOME TAXES                                      2         --
                                                          -------      -------
NET INCOME (LOSS)                                         $    52      $  (291)
                                                          =======      =======

BASIC EARNINGS PER SHARE                                     $.01        $(.07)
DILUTED EARNINGS PER SHARE                                   $.01        $(.07)

WEIGHTED AVERAGE NUMBER OF SHARES
                        BASIC                           6,689,000    4,408,553
                        DILUTED                         7,158,000    4,408,553


   The accompanying notes are an integral part of these financial statements

                                INTERIORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (unaudited)

                                                           $(000)       $(000)
                                                            1998         1997
                                                            ----         ----
NET SALES                                                 $ 6,225      $ 2,958

COST OF GOODS SOLD                                          3,775        1,783
                                                          -------      -------
   Gross profit                                             2,450        1,175

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                1,597        1,445
                                                          -------      -------
     Income (loss) from operations                            853         (270)

GAIN ON SALE OF SECURITIES                                    244

INTEREST EXPENSE                                             (483)        (314)

OTHER INCOME (EXPENSE)                                          7          (56)
                                                          -------      -------
   Income (loss) before provision for taxes                   377         (396)

PROVISION FOR INCOME TAXES                                     15           10
                                                          -------      -------
NET INCOME (LOSS)                                         $   362      $  (406)
                                                          =======      =======

BASIC EARNINGS PER SHARE                                     $.06        $(.09)
DILUTED EARNINGS PER SHARE                                   $.06        $(.09)


WEIGHTED AVERAGE NUMBER OF SHARES
                        BASIC                           5,839,000    4,408,553
                        DILUTED                         6,161,000    4,408,553


   The accompanying notes are an integral part of these financial statements

                                INTERIORS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                  (unaudited)

                                              Class A           Class B       Addl.     Retained
                           Preferred           Common           Common       Paid-In    Earnings     Treas.  Note
                        ---------------   ---------------   ----------------  Capital   (Deficit)    Stock   Rec.      Total
                         Shares  $(000)   Shares   $(000)  Shares      $(000)  $(000)     $(000)     $(000)  $(000)   $(000)
BALANCE,
June 30, 1997           1,147,060  $11    5,261,241   $5    1,769,750    $2    $13,218    $(8,679)      ($1)   $(438)   $4,118

Sale of Treasury
  Stock                                                                            180                   --                180

Conversion of
  Class B into
  Class A                                    50,000    --    (50,000)      --

Conversion of
  Preferred into
  Class A                (300,863)  (3)     902,589    1                             2

Issue of Class B                                             730,000       1       510                          (510)         1

Escrow shares                             7,500,000    8                            (8)

Issued for services                         230,387    --                          345                                      345

Henlor acquisition                          299,581    --                          500                                      500

Artmaster acquisition                       779,302    1                         1,249                                    1,250

Warrants exercised                           55,756    --                           84                                       84

Warrants issued in
   connection with
   Convertible Debt                                                                200                                      200

Dividends declared
  December, 1997                            530,331    1                           530       (530)

Net income to
  March 31, 1998                                                                              362                           362
                       ----------  --  ------------  ---   ---------     --    -------    -------       ---    ------   -------
BALANCE,
March 31,1998             846,197  $8    15,609,187  $16   2,449,750     $2    $16,810    $(8,847)      $(-)   $(948)    $7,041
                       ==========  ==  ============  ===   =========     ==    =======    =======       ===    =====     ======



The accompanying notes are an integral part of these financial statements.

                                INTERIORS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (unaudited)

                                                                     $(000)     $(000)
                                                                      1998       1997
                                                                      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                        $   362    $   406
  Adjustments to reconcile Net  Income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                        494        509
    Provision for issuance of stock                                                  15
    Provision for bad debts                                                         250
    Write off of non-productive assets                                              699
    Extinguishment of debt                                                         (587)
    Financing charge                                                                 50
    Gain from sale of investment securities                                        (244)
    Provision for dissolution of Italia                                              56
 Changes in assets and liabilities:
     Decrease (increase) in accounts receivable, trade                   (17)         2
    Decrease (increase) in inventories                                   (76)      (532)
    Decrease (increase) in other current assets                          229        (91)
    Decrease (increase) in other assets                                 (199)      (124)
    Increase (decrease) in accounts payable and accrued expenses         (95)    (1,000)
                                                                     -------    -------
          Net cash provided by (used in) operating activities            698     (1,225)
                                                                     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (124)      (500)
  Investment in Decor Group, Inc.                                                  (826)
  Acquisition of Henlor, Inc.                                         (1,078)
  Acquisition of Artmaster                                              (750)
                                                                     -------    -------
          Net cash used in investing activities                       (1,952)    (1,326)
                                                                     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of debt                                   2,928        700
  Sale of  Treasury Stock                                                180
  Sale of investment securities                                                     372
  Repayments of debt and capitalized lease obligations                  (470)      (470)
  Net proceeds from exercise of common stock warrants                     84      1,293
  Net proceeds from exercise of common and preferred stock options                  825
                                                                     -------    -------
  Net cash provided by  financing activities                           2,722      2,720
                                                                     -------    -------
   Net Increase (decrease) in cash                                     1,468        169
CASH, beginning of period                                                271          4
                                                                     -------    -------
CASH, end of period                                                  $ 1,739    $   173
                                                                     =======    =======

The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                              $(000)     $(000)
                                               1998       1997
                                               ----       ----
Cash paid during the period for-
   Interest                                  $   216     $    177
   Taxes                                     $    15     $      6

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES

                                              $(000)    $(000)
                                               1998      1997
                                               ----      ----
Stock issued for Henlor, Inc. Acquisition    $  500
Stock issued for Artmaster Acquisition       $1,250
Debt issued for Henlor, Inc. Acquisition     $  794
Debt issued for Artmaster Acquisition        $  810
Stock issued for prepaid financing charges                $  300
Stock issued for consulting services         $  345       $  350

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

The merger was financed by ( i ) a bridge loan in the principal amount of $500,000 from United Credit Corp., the Company's senior lender, and ( ii ) the private placement to accredited investors of the Company's unregistered Subordinated Convertible Promissory Notes in the aggregate principal amount of $500,000. The aggregate purchase price was determined in arms-length negotiations between the Company and the shareholders of Henlor.

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

The Company's selling, general and administrative expenses as a percentage of net sales totaled 26% for the nine months ended March 31, 1998 , versus 49% for the nine months ended March 31, 1997. To achieve this reduction in the ratio of selling, general, and administrative expenses as a percentage of net sales, the Company has taken certain measures to reduce expenses. For example, reductions of administrative personnel have led to reduced salaries, benefits, and travel expenses. Also discretionary spending for such items as stationery and supplies, advertising, and consulting fees has been curtailed. Interest expense as a percentage of net sales totaled approximately 8% for the nine months ended March 31, 1998 , versus approximately 11% for the nine months ended March 31, 1997. Interest expense increased approximately $169,000 for the nine months ended March 31, 1998 in comparison to the nine months ended March 31, 1997 because of new loans.

For the quarter ended March 31, 1998, the Company realized net income of approximately $52,000 or $.01 per share, versus a net loss of $291,000 or $.07 per share for the quarter ended March 31, 1997. The quarter ended March 31, 1997 included $244,000 from a gain on sale of securities. Income from operations before interest and provision for taxes increased to $304,000 for the quarter ended March31, 1998 from a loss of $325,000 for the quarter ended March 31, 1997. For the nine months ended March 31, 1998, the Company realized net income of approximately $362,000 ($.06 per share), versus a net loss of $406,000 ($.09 per share) for the nine months ended March 31, 1997.

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

As of March 31, 1998, the Company reflected cash balances of approximately $1,739,000 as compared to cash balances of approximately $271,000 at June 30, 1997, representing an increase of $1,468,000. Net cash provided by operating activities was approximately $698,000 for the nine months ended March 31, 1998 , as compared to net cash used in operating activities of approximately $1,225,000 for the nine months ended March 31, 1997. The net cash used in operating activities during the nine months ended March 31, 1998 was primarily a result of net income of approximately $362,000 as well as the following approximate changes from continuing operations: decrease in accounts payable and accrued expenses of $95,000, increase in inventories of $76,000, and an increase in accounts receivable of $17,000, a decrease in other current assets of $229,000 and an increase in other assets of $199,000. The increase in cash provided by operating activities was largely due to increased sales at the Company's A.P.F. Master Framemakers division (see "Results of Operations").

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

Net cash provided by financing activities totaled approximately $2,722,000 during the nine months ended March 31, 1998, versus approximately $2,720,000 during the nine months ended March 31, 1997.

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

                          INTERIORS, INC.

Date: May  28, 1998       By: /s/ Max Munn
                              ------------------------------
                              Max Munn, President and Chief Executive Officer