Form 10KSB
period 1998-06-30
INTERIORS INC
filed 1998-10-13
CIK 921563

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                  FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-24352

                         ------------------------------

                                INTERIORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             13-3590047
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

       320 WASHINGTON STREET
        MT. VERNON, NEW YORK                                      10553
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 665-5400

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                    ---------------------------------------
                                (TITLE OR CLASS)

 SERIES A 10% CUMULATIVE CONVERTIBLE PREFERRED STOCK, PAR VALUE $.01 PER SHARE
 -----------------------------------------------------------------------------
                                (TITLE OR CLASS)

               CLASS WB REDEEMABLE COMMON STOCK PURCHASE WARRANT
               -------------------------------------------------
                                (TITLE OR CLASS)

               CLASS WC REDEEMABLE COMMON STOCK PURCHASE WARRANT
               -------------------------------------------------
                                (TITLE OR CLASS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

         REGISTRANT'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE $13,447,743.

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING PRICE OF SUCH STOCK AS OF OCTOBER 6, 1998, WAS APPROXIMATELY $29,322,743.

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASS A COMMON STOCK, $.001 PAR VALUE (THE "CLASS A SHARES") AS OF OCTOBER 9, 1998, WAS 27,404,4334 SHARES AND THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S Class B common stock, $.001 par value per share (the "Class B Shares") as of October 9, 1998, was 2,355,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         DEFINITIVE PROXY STATEMENT TO BE FILED NO LATER THAN OCTOBER 28, 1998 PURSUANT TO REGULATION 13A WITH RESPECT TO REGISTRANT'S 1998 ANNUAL MEETING OF STOCKHOLDERS (INCORPORATED BY REFERENCE IN PART III).

         TRANSITIONAL SMALL BUSINESS FORMAT (CHECK ONE):

                                 YES [ ] NO [X]

                                INTERIORS, INC.
                         1998 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS..............................................4
ITEM 2.  DESCRIPTION OF PROPERTIES...........................................12
ITEM 3.  LEGAL PROCEEDINGS...................................................12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................12

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................................13
ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS.........14
ITEM 7.  FINANCIAL STATEMENTS................................................16
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE................................................17

                                    PART III

ITEMS 9, 10, 11, AND 12 - INCORPORATED BY REFERENCE..........................18
ITEM 13.  EXHIBITS, FINANCIAL STATEMENT AND REPORTS ON FORM 8-K..............18

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Interiors, Inc., a Delaware corporation ("Interiors" or the "Company"), is a leading designer, manufacturer and marketer of a broad range of decorative accessories for the residential, commercial, institutional and contract markets, including museum-quality traditional and contemporary picture frames, framed wall mirrors, framed hand-painted oil paintings, framed prints under glass, portable and installed lighting and lighting fixtures, sculptures and decorative tabletop accessories. Interiors primarily markets its products to retailers in the home furnishings industry, including furniture stores, home furnishings centers, catalog retailers, home improvement centers, department stores and lighting retailers. The Company believes that it has a unique competitive advantage in serving a broad range of customers because of the breadth and depth of its product lines as well as its ability to coordinate design among several product lines.

         Interiors' goal is to become the premier, national single-source provider of decorative accessories to the home furnishings industry. To achieve this goal, Interiors has taken a leading position in consolidating the highly fragmented decorative accessories industry, rapidly establishing its national presence through the acquisition, integration, and growth of established, well-regarded manufacturers of decorative accessories. The Company's business strategy was developed in response to changing demands of large retailers, who seek to increase "single-sourcing" of inventory purchases in order to reduce distribution and related expenses, including styling costs associated with coordinating related products from multiple vendors. Interiors will integrate and optimize the operations of acquired companies by consolidating into regional operating units with centralized management, which management believes will lead to better product design and greater efficiency in manufacturing, shipping and inventory management, resulting in increased sales.

         Interiors was originally incorporated in New York in October 1990 under the name A.P.F. Holdings, Inc., which subsequently merged with and into Interiors, Inc., a Delaware corporation, in March 1994. Historically, Interiors has had two primary operating divisions: the Custom Framing Division, which, through its A.P.F. Master Framemakers Division, is engaged in the manufacture of antique and contemporary picture and mirror frames for museums, art galleries, designers, collectors and frame retailers; and the Wholesale Division, which manufacturers and markets a line of high-end traditional and contemporary mirrors sold through upscale retail furniture and department stores. Since early 1998, the Company has been rapidly acquiring new operating divisions and expanding its product lines such that today its business includes the design, manufacture and distribution of a broad range of decorative accessories.

INDUSTRY

         According to the most recent Universe Study conducted by Home Accents Today, domestic wholesale sales of home furnishings accessories totaled $19.7 billion in 1995. The two categories most relevant to the Company are wall decor and portable lamps, which together accounted for 8.2% of total industry sales, or $1.6 billion, in 1995. Wall decor consists of three segments: framed art, framed mirrors and miscellaneous wall objects such as metal sculpture. The Company has strong product lines in each of these categories. Within the wall decor market, framed art is estimated to account for approximately 70% of sales at wholesale, framed mirrors to account for approximately 20% of such sales, and miscellaneous wall objects to account for approximately 10% of such sales. The market for wall decor has been growing rapidly in recent years. Wholesale sales of wall decor, which were $357 million in 1993, increased by 40% in 1994 and 40% again in 1995 to $700 million. Home Accents Today's Universe Study estimated growth for 1996 and 1997 at 20% in each year, resulting in anticipated total sales in excess of $1 billion in 1997. This represents a compound annual growth rate of 23% since 1991.

         The growth in the decorative accessory industry is being driven in part by demographic changes. The "baby boomer" generation, which represents the largest population group in the country, is entering their 40s and 50s, their peak earnings years. The baby boomers have traded up from starter homes into their dream homes, and are spending more on home improvements, additions, and furnishings to make their homes more luxurious. Management believes that Interiors' products appeal to the tastes and quality expectations of the baby boomer generation.

         The manufacturing sector of the decorative accessory industry is highly fragmented and is composed predominately of small companies with limited product lines. Over the last 20 years, the retail distribution channels for their products has shifted from local independent retailers to large, national and regional retailers in the mass and specialty markets that strive to attain superior economics of scale and marketing leverage. The Company believes that the manufacturing sector of the industry is under pressure to consolidate from these large retailers. These retailers seek increased "single-sourcing" of inventory purchases, particularly in product categories that do not account for a significant percentage of their sales. Single-sourcing allows the retailers to reduce distribution and related expenses, including styling costs associated with coordinating related products from multiple vendors. Additionally, these retailers are placing additional burdens on their suppliers by insisting that suppliers communicate via electronic data interchange ("EDI"), hold inventory to ensure quick delivery, and drop-ship inventory to each store in the retailer's chain and, in many instances, directly to the retailer's customers.

         The Company also believes that these retailers give preference to vendors offering coordinated accessories. Coordinated accessories help satisfy the consumer's preference for one-stop-shopping, whereby the consumer can purchase furniture, floor coverings, window treatments and accessories from one retailer in coordinated styles. Consumers find this approach preferable to attempting to achieve consistent styling of accessories from several retailers. Management believes that compliance with the demands of retailers and consumers is very costly for many small manufacturers of decorative accessories. As a result, the Company believes that many of these manufacturers are receptive to being acquired by larger manufacturers such as the Company.

         The Company, through the acquisition and consolidation of manufacturers and distributors of decorative accessories, as well as internal growth, intends to capitalize on both the fragmented nature of the manufacturing sector of this industry and changing demands of retailers and consumers. Management believes that increasing the breadth and depth of its product offerings will enhance the Company's ability to expand its wholesale operations as it develops the capability to market "whole room" packages of decorative accessories to retailers in the mass and specialty markets. In addition, management believes that the operations of acquired businesses can be consolidated into regional operating units with centralized management, eliminating operating and management redundancies which should help Interiors improve its cash flow and operating margins. There can be no assurance, however, that Interiors will be able to successfully integrate the operations, facilities and management of acquired businesses or realize any benefits from any such acquisitions.

ACQUISITION AND EXPANSION STRATEGY

         The Company's strategic objective is to become the premier, national single-source provider of decorative accessories to the home furnishings industry. Key elements of the Company's strategy to accomplish this objective are to (i) continue its role as the leading consolidator of independent manufacturers of decorative accessories; (ii) integrate the operations of its operating divisions and capture economies of scale; (iii) expand the Company's product lines through acquisition and internal growth; and (iv) expand into new markets.

         Continue Consolidation Through Acquisitions. The Company has rapidly established a national presence and critical customer mass by acquiring several established, well-regarded companies which design, manufacture and distribute decorative accessories in selected regions throughout the United States. The Company intends to continue its consolidation strategy by acquiring additional manufacturers of decorative accessories in order to deepen and broaden its market presence and to expand its product offerings. Given the increasing pressure from large retailers to consolidate, the Company believes that smaller manufacturers of decorative accessories will continue to be attracted to, and benefit from, the consolidation opportunity provided by the Company. As part of its integration strategy, management intends to pursue companies with annual revenues ranging from $3 million to $15 million, a moderate- to premium-priced product line, a positive reputation in the marketplace and profitable operations. The Company has identified several candidates for acquisition that meet these parameters.

         Integrate Operations and Capture Economies of Scale. To support the growth of its business, the Company has implemented a continuing program designed to maximize operating efficiencies by reducing manufacturing costs, increasing inventory turnover and enhancing its management information systems. As a result of this program, the Company seeks to integrate and optimize the operations of the companies it acquires by (i) consolidating operations into regional operating units with centralized management, (ii) providing the acquired companies with material requirements planning software, which better determines inventory requirements, (iii) linking ordering systems through EDI, which permits the computerized receipt of customer orders, billing and exchange of information with customers, and (iv) providing the acquired companies with the Company's integrated support services. Management believes that the centralization of these functions will lead to increased sales, better product design, and greater efficiency in manufacturing, shipping and inventory management. The Company also believes that there will be significant opportunities for cross-marketing the products of its various operating units.

         Expand Product Lines. Interiors continuously introduces new products to complement new trends in interior design and decorating. As the Company grows, management intends to centralize and coordinate product design throughout the

Company. Management believes that the Company's business consolidation and integration activities will also enhance the Company's ability to design and manufacture new products which are coordinated with products from the Company's other product lines. Interiors also plans to pursue licensing arrangements with one or more leading designer labels to bolster its product development efforts.

         Expand Into New Markets. The Company intends to expand the distribution of its products into new domestic and international markets. Initially, the Company intends to focus on those markets in which it already has achieved some market penetration or for which access is facilitated through existing distribution channels and relationships. In addition, through its recently-formed Habitat Solutions division, the Company intends to expand its business to include merchandising and design for the hospitality, time-share and model homes industries.

ACQUISITION HISTORY

         Set forth below is a list of the Company's acquisitions since January 1, 1998 along with the date of acquisition, trade or brand names and product categories related to each acquired company, and the approximate amount of aggregate annual sales for the businesses acquired in the full year prior to acquisition:

Date               Company              Trade or                Product Categories          Approximate
----               -------              Brand Names             ------------------          Annual Sales
                                        -----------                                         ------------
March 1998         Henlor, Inc. (1)    Serengeti               Framed mirrors, paintings    $13 million
                                       International;          and prints; lighting
                                       Vanguard Studios ;Lee   products; sculptures and
                                       Reynolds                tabletop accessories

March 1998         Merchandise         Renaissance;            Framed mirrors, paintings    $7.5 million
                   Sales, Inc. (2)     Artmaster Studios       and prints; lighting
                                                               products

August 1998        Windsor Art, Inc.   Windsor; Dolbi Cashier  Framed paintings and         $14 million
                                                               prints; framed mirrors

August 1998        Troy Lighting,      Troy-Lite               Lighting products            $13 million
                   Inc.

------------

(1) On June 29, 1998, Henlor, Inc., a Delaware corporation ("Henlor"), merged with and into Vanguard Studios, Inc., a California corporation ("Vanguard"), with Vanguard continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.

(2) On March 23, 1998, Merchandise Sales, Inc., a California corporation ("MSI") was merged with and into Artmaster Studios, Inc., a Delaware corporation ("Artmaster"), with Artmaster continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. On June 29, 1998, Artmaster merged with and into Vanguard, with Vanguard continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.

PRODUCTS

         The Company manufactures picture frames and framed mirrors, framed paintings and prints, sculptures and tabletop accessories, and portable and fixed lighting products. The Company's products, brand names and price positioning are described below.

         Picture Frames and Framed Mirrors. Interiors is a leader in producing high-end, custom frames for paintings, prints and mirrors. The Company also restores frames. The Company's frames are primarily reproductions of antique frames made to look as distressed as genuine frames from that period would look today. Customers select any combination of elements from the Company's library of approximately 1,500 elements to generate the frame style best suited for the picture or mirror and/or their decorating needs. These elements have been collected over several decades, mostly through the Company's restoration activities, and primarily represent features from antique frames, many of which cannot be replicated. The Company's skilled craftspeople hand produce the frame based on the elements selected by the customer. Frame prices range from $300 to $52,000, but typically are between $800 and $4,000.

         Picture frames and mirror frames are made with the same tools, dies and molds. Mirror frames differ from picture frames in that mirror frames are constructed in the traditional design, with a top that is different from the sides and bottom. In comparison, picture frames have the same design throughout the four sides of the frame. The Company's mirror prices range from $1,000 to $8,000. The Company's picture frames and framed mirrors are sold primarily under the trade name of A.P.F. Master Framemakers.

         Framed Paintings and Prints. The Company produces framed hand-painted oil paintings on artist canvas and framed paper prints. The Company's line of framed hand-painted oil paintings is available in over 500 designs. These large canvases come in a variety of subjects including floral, abstracts, landscapes, seascapes, and figurative subjects. The Company also sells prints, both proprietary and non-proprietary, that are framed and placed under glass. Frames and mats for both products are carefully selected to complement current trends in interior design. Retail prices for the Company's framed paintings and prints range from $70 to $600. The Company's framed art is sold primarily under the trade names of Vanguard Studios, Artmaster Studios, Lee Reynolds and Windsor.

         Lighting Products. The Company manufactures lamps which are available in over 350 styles. The Company's portable lamps are manufactured with bases made of metal, crystal and hand-painted hydrocal, a plaster composition that can be finished to resemble stone, ceramic or metal. Additionally, the Company designs and manufactures formed and decorated metal lamps, both portable and fixed. The Company's lighting products generally are "fashion-forward" and do not compete with commodity or imported lighting. The Company's lighting products are sold primarily under the trade names Vanguard Studios, Artmaster Studios and Troy Lighting.

         Sculptures and Tabletop Accessories. Interiors manufactures and distributes hand-crafted hydrocal sculptures and tabletop accessories. The Company's products in this category sell for $75 to $200 at retail. The Company's sculptures and tabletop accessories are sold primarily under the trade names of Vanguard Studios and Serengeti International.

RAW MATERIALS AND SUPPLIERS

         The primary raw materials used by Interiors in manufacturing and distributing its products are wood, hydrocal, composite resins, paint, glass, plexiglass, corrugated packaging materials, matboards, gold leaf and metal. The Company purchases its raw materials from a wide variety of domestic and foreign suppliers. Interiors has at least two, and often more, suppliers for each item used in its manufacturing process, and has chosen to limit the majority of its purchases to those vendors with whom it has developed long-term relationships. Interiors believes that there are a relatively large number of other suppliers of raw materials available, which enable Interiors to obtain competitive prices for its raw materials. Interiors does not anticipate, nor has it experienced, any difficulty in obtaining any of its raw materials, and is not dependent upon any one supplier. Interiors generally does not enter into long-term contracts with its suppliers. Significant increases in the costs of raw materials could have a negative effect on Interiors' gross margins for its products if Interiors were unable to build these costs into the prices of its products or to offset such raw material cost increases through cost reductions.

MANUFACTURING

         All of the Company's products are either manufactured directly by the Company or specifically on its behalf. The Company operates six manufacturing and distribution facilities in California and New York. Approximately 90% of the Company's products are manufactured at its production facilities. The balance of the Company's products are manufactured primarily in Mexico, China, and Europe. The Company's manufacturing and distribution systems are run by well-trained and experienced production personnel.

         The Company's manufacturing processes vary greatly among product lines, and include metal fabrication and welding, wood cutting and joining, finishing processes (including painting, polishing and etching), hydrocal casting, electrification, silk screening and hand painting. Certain of the Company's manufacturing processes utilize sophisticated computerized equipment, including mat cutting, metal cutting and acetate generation, and advanced primer and paint application systems. The Company emphasizes cost-efficiencies in the manufacturing process and seeks to improve its manufacturing processes through capital expenditures in facilities and equipment.

         The Company's distribution facilities are located adjacent to its manufacturing facilities. Interiors is currently investing in sophisticated computer systems to code and track inventory and to coordinate and monitor loading and shipment of products to retailers. The Company believes that coordination of the manufacturing, packaging and distribution functions will allow for greater quality control and production efficiencies.

SALES AND MARKETING

         The Company's primary customers are domestic retailers in the home furnishings industry, including furniture stores, home furnishings centers, catalog retailers, home improvement centers, department stores and lighting retailers. In addition, the Company's custom frame division markets its products to museums, art galleries, designers, interior decorators and custom frame retailers. In the fiscal year ended June 30, 1998, the Company sold products to over 3,000 home furnishings and specialty accounts. The Company's ten largest customers accounted for ___% of the Company's net sales for the fiscal year ended June 30, 1998.

         Each of the Company's product lines is marketed and sold through a network of independent manufacturers' representatives, who are often agencies employing a number of sales personnel. These representatives are paid on a commission-only basis, which the Company believes makes them highly motivated. None of the Company's present manufacturers' representatives are exclusive to the Company, and any representative could terminate its relationship with the Company at any time for any reason. In addition, manufacturers' representatives typically represent and distribute other non-competing decorative accessories. Given the large number of accounts, the Company believes that the use of independent representatives is an effective and cost-efficient means to distribute its products. The Company's manufacturer's representatives are supported by an in-house team of twelve sales and marketing personnel. Each of the Company's product lines is managed by a National Sales Manager or Vice President of Sales and Marketing who works exclusively with that product line. In addition, the Company maintains an in-house support staff consisting of order entry personnel as well as pre-sale and post-sale customer service personnel.

         To supplement its sales efforts to the home furnishings industry and specialty account customers, the Company uses a variety of means to advertise and promote its products, including product brochures, trade shows and cooperative advertising with some of its accounts. Participation in trade shows, particularly the semi-annual shows in High Point, North Carolina, is an important element of Interiors' marketing efforts. In addition, the Company operates eleven showrooms in five cities around the country.

         The Company believes that one of the primary ways it distinguishes itself from its competitors is through customer service. A critical element of the Company's customer service is on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, lowest-cost products to their customers. A growing trend among retailers is to purchase on a "just-in-time" basis in order to reduce inventory costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers need to more closely anticipate consumer buying patterns. The Company supports its retail customers' "just-in-time" inventory strategies through investments in supporting inventory, improved forecasting systems, more responsive manufacturing and distribution capabilities and electronic manufacturing, communications and distribution capabilities. Customer service also involves customer contact with the Company's top-level decision makers, which permits early recognition of market trends and timely response to customer problems.

COMPETITION

         The decorative accessories industry is highly competitive, and includes a large number of domestic and foreign manufacturers, none of which dominate the market. A number of the companies which compete directly with the Company are well established and may have financial and other resources equal to, or greater than, those of the Company. Interiors believes that it is the largest manufacturer of premium picture and mirror frames (as well as other wall decor) in the United States. Interiors maintains a strong competitive advantage in this market due to its extensive collection of tools, dies, and molds developed over decades from restoration of genuine antique frames. Interiors believes that it would be extremely difficult for a competitor to build a comparable collection of these elements. In addition, Interiors has a work force of skilled crafts people that would be difficult to replicate. Interiors also believes that it dominates a niche market for mass production of hand-painted oil paintings on artist canvasses.

         The rapid growth of high-volume retailers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the domestic home furnishings retail industry and the formation of dominant multi-category retailers. Other trends among retailers are to require manufacturers to maintain or reduce product prices or deliver products with shorter lead times, or for the retailers to import generic products directly from foreign sources. The combination of these market influences creates a highly competitive environment in which the Company's largest customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for ongoing improvements in customer service. Management believes that the competition in the decorative accessories industry is generally a function of timeliness of delivery, price, quality, reliability, product design, product availability and customer service. Interiors believes that it competes favorably with other companies with respect to the foregoing factors.

INTELLECTUAL PROPERTY RIGHTS

         Many of the Company's products and their designs, as well as the design of many of the tools, dies and molds used in manufacturing certain of the Company's products, are proprietary to Interiors. In addition, the Company has sought to establish certain proprietary rights with respect to the marks under which its products and product categories are marketed, including the registered trademarks "Interiors," "A.P.F. Master Framemakers," "Vanguard Studios," "Lee Reynolds," and "Artmaster Studios" and the tradenames "Serengeti International," "Windsor," "Troy-Lite," "Dolbi Cashier" and "Renaissance." Consequently, the business of the Company is dependent, to a certain extent, on the Company's ability to establish and protect its intellectual property rights with respect to its products, designs, trademarks and tradenames under which it does business.

         The Company believes that it owns or has the right to use all designs and proprietary technology necessary to manufacture and market its existing and planned products. Designs with respect to its products are generally created by employees and artists on a work-for-hire basis (i.e., the design automatically becomes the property of the Company upon creation) or purchased or licensed from independent designers on a consulting or royalty basis. The Company has no knowledge that it is infringing on any existing copyright, trademark or patent such that it would be liable for material damages or be prevented from manufacturing or marketing its products. In the event the Company's right to market any of its products were to be successfully challenged, the Company may be required to discontinue certain products and the Company's business and prospects may be adversely affected if acceptable alternative products were not available.

REGULATORY MATTERS

         Interiors is subject to a wide range of federal, state and local laws and regulations relating to protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act. Certain of the Company's operations use materials containing chemicals that are considered hazardous under various environmental laws. Accordingly, management closely monitors the Company's environmental performance at all of its manufacturing facilities. Management believes that the Company is in substantial compliance with all environmental laws. While the Company may be required to make capital investments at some of its facilities to ensure compliance, Interiors believes that it will continue to meet all applicable requirements in a timely fashion and that any investment required to meet these requirements will not materially affect its financial condition or results of operations. However, legal and regulatory requirements in these areas have been increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future due to regulatory noncompliance.

DIRECTOR AND EXECUTIVE OFFICERS

         The following table sets forth the directors and executive officers of the Company and their respective ages and positions:


           NAME       AGE      POSITION(S) HELD WITH THE COMPANY
           ----       ---      ---------------------------------

Max Munn               54      President, Chief Executive Officer, Chief
                               Financial Officer and Director

Dennis D. D'Amore      49      Executive Vice President and President of
                               Decorative Accessories Division

Joan York              45      Secretary

Roger Lourie           53      Director

Richard Josephberg     51      Director

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

         Max Munn has been a director of Interiors since March 1994 and Chairman of the Board, President and intermittently as Chief Financial Officer of Interiors since September 1995. Since June 1996 Mr. Munn has served as Chairman of the Board of Decor Group. Mr. Munn previously held the positions of Executive Vice President, Operations and Secretary of Interiors from 1993 through September 1995. From November 1990 to May 1993, Mr. Munn served as a consultant to various companies in the home accessories industry, including Interiors. From 1980 to February to 1990, Mr. Munn served as President and Chief Executive Officer of Collectors' Guild International, Inc., a manufacturer and marketer of decorative accessories. Mr. Munn received a Bachelor of Architecture degree from the Massachusetts Institute of Technology and attended graduate school at Columbia University.

         Roger Lourie has been a director of Interiors since May 1995. Since 1980, Mr. Lourie has been a General Partner of Tremont Associates, a private equity investment fund, and since 1980 has served as President of Misty Ridge Associates, another private equity investment fund. Mr. Lourie is also Chairman of the Board of two Connecticut-based manufacturing concerns. Mr. Lourie received a B.S. degree in engineering from Rensselaer Polytechnic Institute of Technology and M.B.A. and M.I.A. degrees from Columbia University in New York.

         Richard Josephberg has served as a director of Interiors since October 1995. Since 1986, Mr. Josephberg has been the Chairman of Josephberg Grosz & Co., Inc., a New York-based investment banking firm specializing in providing private institutional capital to emerging growth companies. From 1969 through 1975, Mr. Josephberg served with Goldman Sachs & Co. Additionally, from 1985 through 1990, Mr. Josephberg served as a member of the New York Stock Exchange. Mr. Josephberg received a B.B.A. degree from the University of Cincinnati, and attended the M.B.A. program at Bernard Baruch Graduate School of Business in New York.

         Dennis D. D'Amore serves as Executive Vice President of Interiors and President of Interiors' Decorative Accessories Division since June 1998. Since March 1997, Mr. D'Amore serves as President and Chief Financial Officer of Decor Group, Inc. From 1991 through 1996, Mr. D'Amore was a consultant to various private and public companies. From 1989 to 1991, Mr. D'Amore served as Vice President of Sales and Marketing for Lasco Bathware, a division of Tomkins Industries. From 1988 to 1989, Mr. D'Amore served as President of Colford-D'Amore, a management consulting firm. From 1981 to 1988, Mr. D'Amore served as Executive Vice President and General Manager of Water Jet Corporation. Mr. D'Amore holds a Bachelor of Engineering-Mechanical Degree from New York University and subsequently received a Masters of Business Administration in finance from Fairleigh Dickinson University.

         Richard Belinsky, 43, was appointed Chief Financial Officer of Interiors, effective October 19, 1998. Mr. Belinsky has over 20 years experience in the management of retail, direct marketing and manafacturing companies. Prior to joining Interiors, Mr. Belinsky was Vice President and Chief Financial Officer of Petals, Inc., a major catalog retailer of decorative accessories. Prior to that, he served as Vice President of Finance and Chief Financial Officer for opertaing divisions of the J. Crew Group, Inc., an international catalog and retail company with total revenues of $900 million. Mr. Belinsky was also Director of Budgeting and Financial Analysis at Lincoln for the Preforming Arts, Inc. and has held management positions with J.C. Penny Company, Inc.

         Todd R. Langne, 43, was appointed Executive Vice President of Sales and Marketing of Interiors in August 1998. From 1990 to 1998, Mr. Langner was President of Troy Lighting and COO since March, 1994. From 1988 to 1990 Mr. Langner served as Vice President Sales and Marketing for Hinkley Lighting and President of its subsidiary, LuminArt. From 1982 to 1988 Mr. Langner was Vice President Sales, Marketing and Product Development for Forecast Lighting. From 1979 to 1982 Mr. Langner served as Marketing Manager of Illuminating Experiences. Mr. Langner holds a Bachelor of Science Degree in Journalism and Public Relations from the University of Florida.

         James J. McCorry. Since 1996, Mr. McCorry has served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of Plad Clothing Group, Inc. From 1994 through 1995, Mr. McCorry served as the Senior Vice President, Chief Financial and Chief Operating Officer of Warnaco Group, Inc., Warners/Intimates Division. From 1988 to 1994, Mr. McCorry served as the Chief Financial Officer and Vice President of Operations and Administration of Sara Lee Corp., Aris Isotoner Division. From 1979 to 1988, Mr. McCorry held various senior managerial and operating positions with this company.

         Joan York has been Secretary of Interiors since 1994.

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

EMPLOYEES

         As of August 15, 1998, the company employed approximately 626 full-time persons, approximately 115 of whom were subject to collective bargaining agreements. The Company and its subsidiaries are party to two collective bargaining agreements which expire in the years 2002 and 2003. None of the Company's employees have been on strike, or threatened to strike, since the Company's inception and the Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Interiors' headquarters are located in Mount Vernon, New York, in leased facilities consisting of 70,000 square feet of manufacturing and warehouse space together with administrative offices and a showroom. The facility is occupied under a five year lease expiring at the end of 2001 with a five-year renewal option. The Company leases the manufacturing facilities listed in the table below.

                                                                                   Approximate Size
Location                              Primary Use                                  (square feet)
--------                              -----------                                  -------------
Mount Vernon, New York                Manufacturing; Offices; Executive Offices    70,000 (1)
Mount Vernon, New York                Manufacturing                                10,000 (2)
City of Industry, California          Manufacturing; Administrative Offices        98,000 (3)
Pacoima, California                   Manufacturing; Administrative Offices        108,000 (4)
Pacoima, California                   Manufacturing                                22,000 (5)
Pico Rivera, California               Manufacturing; Administrative Offices        74,000 (6)

------------
(1)      Lease expires December 31, 2002.
(2)      Lease expires August 31, 1998.
(3)      Lease expires December 31, 2002.
(4)      Lease expires December 31, 1999.
(5)      Month-to-month lease.
(6)      Lease expires November 30, 1998.

         In addition, the Company leases showroom facilities in High Point, North Carolina (three showrooms), San Francisco, California (three showrooms), New York, New York (two showrooms), Dallas, Texas (two showrooms) and Atlanta, Georgia, as well as a small retail outlet in Yonkers, New York. The showroom sizes range from 300 square feet to approximately 9,800 square feet.

         Interiors believes that its facilities are well-maintained and adequate for its current requirements, and that suitable additional space will be available as needed to accommodate anticipated growth of its operations in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         Interiors is subject to claims and litigation and other claims arising in the ordinary course of its business. In management's opinion, Interiors is not presently a party to any such litigation or claims the outcome of which would have a material adverse effect on its financial position or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NO MATTER WAS SUBMITTED TO A VOTE OF SECURITY HOLDERS DURING THE FISCAL YEAR.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Class A Shares are traded on the Nasdaq Small Cap Market ("NASDAQ") under the symbol INTXA. Prior to this offering, the Company's stock had been traded on the NASDAQ since June 23, 1994, when the Company completed its initial public offering. Prior to that date, there was no public market for the Company's Class A Shares. The Class B Shares are not traded on any public market. The following table sets forth, for the periods indicated, the high and low bid prices of shares of the Company's Class A Shares on the NASDAQ:

   FISCAL YEAR ENDING JUNE 30, 1999                             HIGH      LOW
                                                                ----      ---
          Second Quarter (through October 6, 1998)...........   $1.25    $1.03
          First Quarter .....................................   $2.16    $ .94

   FISCAL YEAR ENDING JUNE 30, 1998                             HIGH      LOW
                                                                ----      ---
          Fourth Quarter ....................................   $2.03    $1.69
          Third Quarter......................................   $2.50    $ .97
          Second Quarter.....................................   $1.53    $ .97
          First Quarter......................................   $1.63    $ .75

   FISCAL YEAR ENDING JUNE 30, 1997                             HIGH      LOW
                                                                ----      ---
          Fourth Quarter.....................................   $1.75    $ .75
          Third Quarter .....................................   $2.19    $1.00
          Second Quarter.....................................   $3.50    $1.75
          First Quarter......................................   $4.25    $2.00

         As of October 6, 1998, there were 121 holders of record of the Company's Class A Shares and 3 holders of record of the Company's Class B Shares. On October 6, 1998, the last reported sale price on the NASDAQ for the Company's Class A Shares was $1.13.

         The Company has never declared or paid cash dividends on its Class A Shares or Class B Shares. The Company intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future.

UNREGISTERED OFFERINGS

         In February 1996, the Company's Board of Directors approved the issuance of 150,000 Class A Shares in a private placement to Sol Munn, uncle of the Max Munn, in consideration for past consulting services provided. The subsequent issuance of the Class A Shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securides Act"), as a transaction by the issuer not involving any public offering,

         Pursuant to a March 3, 1996 agreement, the Company issued an aggregate of 200,000 Class A Shares and 200,000 shares of its Series A 10% Convertible Preferred Stock ("Series A Freferred Shares") To Decor Group, Inc ("Decor") in exchange fbr issuance by Decor to the Company of 250,000 shares of its Series A Non Voting Convertible Preferred Stock (sold by Interiors in February 1997) and an option to purchase 10,000,000 shares of the Decor's Series B Non-Convertible Voting Preferred Stock. The issuance of the Class A Shares and the Series A Pyeferred Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering,

         On April 8, 1996, the Company issued an aggregate of 250,000 Class B Shares in a private placement to Laurie Munn, wife of Max Munn in consideration for a down payment of $250, Ms. Munn's 6.6% note to the Company providing for principal of $437,500 to be paid to the Company in five equal annual installments of $105,561,90, and Ms. Munn's guarantee and pledge of her assets for certain Company debt, The issuance of the Class B Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering,

         In April 24,1996, the Company received $431,251, in a private placement of 175,000 Class A Shares and 50,000 Series A Preferred Shares to accredited investors, in a private placement, The issuance of the Class A Shares and the Series A Preferred Shares was exempt from registration under
Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         On June 30, 1996, pursuant to a Consulting Agreement with Morris Munn, father of Max Munn, the Company issued options to purchase up to 350,000 Series A Preferred Shares, in consideration of certain future services. These options were fully exercised during July to September 1996, generating net proceeds to the Company totaling $787,500. The issuance of the Series A Preferred Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering,

         In July 1996, the Company issued an aggregate of 50,000 Class A Shares in a private placement to Ann Stevens, a former executive of the Company, pursuant to the Company's June 30, 1996 settlement with Ms. Stevens (the "Stevens Settlemene"). Pursuant to the Stevens Settlement the Company placed into escrow 1,250,000 Class B Shares (the "Escrow Shares") with Michael Levine, Esq., attorney of Ms, Stevens, as escrow agent. Pursuant to the tenns of the Stevens Settlement, in November 1997, February 1998 and September 1998, the Company added an aggregate of 12,500,000 additional Class B Shares to the Escrow Shares, The issuance of the Class A Shares and Class B Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering,

         In September 1996, the Company issued 10,000 Class A Shares to an outside director of the Company, and 10,000 Class A Shares to various individuals named by another outside director of the Company, in consideration of services performed by such outside directors on behalf of the Company, The issuances of the Class A Shares were exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         On June 30, 1997, the Company issued an aggregate of 300,000 Class A Shares in a private placement to Hide Tashiro, pursuant to the Company's June 30, 1997 settlement with Mr, TasMro (The "Tashiro Settlement"). The issuance of the Class A Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involying any public offering.

         On August 18, 1997, the Company issued an aggregate of 23,000 Class A Shares in a private placemenito an accredited investor, inconsideration of services rendered. The issuance of the Class A Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         On August 29, 1997, the Company issued an aggregate of 100,000 Class A Shares and 100,000 Series A Preferred Shares in a private placement to BH Funding, LLC in consideration of consulting and other services to the Company, The issuance of the foregoing shares to BH Funding, LLC was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering,

         On December 2, 1997, the Company issued an aggregate of 2,000 Series A Preferred Shares in a private placement to an accredited investor, in consideration of services rendered, The issuance of the Series A Preferred Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         In January 1998, the Company granted an option to purchase the Escrow Shares to Laurie Mum in consideration fbr the guarantee by Ms. Munn of certain obligations of the Company to certain creditors of the Company. The option to purchase the Escrow Shares must be exercised by January 9,2001. Intheeventthat Ms, Munn exercises the option, Ms. Munn must pay $500 in cash, an execute and deliver a secured promissory note for $500,000 with interest on the unpaid principal balance at the rate of 6.5% per annum, with interest and unpaid principal amount to be paid in five equal annual installments commencing on the first anniversary of the exercise of the option. The grant of the foregoing option to purchase the Escrow Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         On March 5, 1998, The Company issued an aggregate of 730,000 Class B Shares in a private placement to Laurie Munn for an aggregate purchase price of $511,000 and in consideration for the guarantee by Ms. Munn of certain obligations of the Company to United Credit and other creditors of the Company, The issuance of the Class B Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         On March 10, 1998, the Company c onsummated the transactions contemplated by that certain Agreement and Plan of Merger among the Company, Vanguard Acquisition Corp. ("Acquisition"), Henlor and the shareholders of Henlor, Pursuant to the agreement, Acquisition merged with and into Henlor, with Herilor continuing as the surviving corporation and as a wholly-owned subsidiary of the Company, The merger consideration paid by the Company consisted of (i) a cad payment of $705,621, (ii) a promissory note at an interest rate of 8% per annum, in the aggregate principal amount of $794,379, with a maturity date of December 1, 2000, issued by Henlor to Michael H, Greeley, as representative for each of the former shareholders of Henlor, and
(iii) the issuance of 299,581 Class A Shares (the "Vanguard Merger Shares") to the former shareholders of Henlor, The Vanguard Merger Shares remain subject to adjustment, based upon the fair market value of the Vanguard Merger Shares on March 10, 1999. The issuance was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering,

         In March 1998 and April 1998, the Company issued convertible notes (the "Notes") in the aggregate principal amount of $3,175,000, and 15,000 Class B Warrants and 15,000 Class C Warrants in conne ction with the issuance of certain Notes, in a private placement to accredited investors. The issuance was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering, and met the requirements of Rule 506 of Regulation D promulgated under the Securiiies Act, On June 9, 1998, the Company filed a registration statement on Form S-3 in order to register the Class A Shares underlying the Notes and the warrants issued in connection therewith with the Securities and Exchange

Commission. The registration statement was subsequently declared effective by the Securities and Exchange Commission. The proceeds received by the Company Pursuant to this private placement were applied toward the working capital of the Company and were used, in part, for the acquisitions of Heinlor and MSI,

         Of the Notes, notes in the principal amount of $1,700,000 (the
"6% Notes") accrue interest at a rate of 6% per annum, with interest payable quarterly beginning July 1, 1998; any default in payment of interest triggers a default interest rate of 16% per annum, The maturity date of the 6% Notes is March 19, 2000. $ 1,000,000 of the Notes are three-year convertible subordinated notes secured by the stock of Vanguard, the successor of Hentor, with an interest rate of 15%, These notes are convertible at the election of the holders into CWs A Shares at a rate of $1.50 per share. The remaining $475,000 of the Notcs are three-year unsecured subordinated debentures with an interest rate of 15%, These debentures are convertible at the holders' election into Class A Shares at a rate of $1.75 per share, Attached to certain of the Notes are warrants to purchase an aggregate of 320,833 Class A Shares with expiration dates identical to thematurity dates of the Notes to which they are attached, These exercise prices range from $1,75 to $2.00 per note warrant,

         The 6% Notes are convertible into Class A Shares according to the following terms: one-half of the principal amount of the 6% Notes are convertible at the election of The noteholders from and after 180 days after the date of issuance and at any time prior to full repayment of the principal amount of the 6% Notes; the entire principal amount of the 6% Notes is convertible at the election of the noteholders from and after 270 days after the date of issuance and at any time prior to full repayment of the principal amount of the 6% Notes. The conversion price fbr the 6% Notes is the lower of
(i) the closing bid price fbr the Class A Shmes on NASDAQ; (ii) if the conversion date is less than 270 days after the date of issuance, 80% of the average closing bid price for Class A Shares on NASDAQ for the 5 trading days immediately preceding (but not including) the conversion date; or (iii) if the conversion date is more than 270 days after the date of issuance, 75% of the average closing bid price for Class A Shares on NASDAQ for the 5 trading days immediately preceding (but not including) the conversion date. The conversion price is adjustable in the event of a merger, sale of assets, reclassification of the Class A Shares, stock splits, and additional share issuances at less than the conversion price.

         On April 13, 1998, the Company granted 400,000 options to purchase Class A Shares or Class B Shares to Max Mun and 100, 000 options to purchase Class A Shares or Class B Shares to John D. Mazzuto (the Company's former Chief Financial Officer) at an exercise price of $1.50, in recognition of the acquisitions already consummated by the Company- The grant of the foregoing options was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         On July 31,1998, the Company issued 44,431 Class A Shares and options to purchase 300,000 Class A Shares to James J, McCorry (collectively, the'"McCorry Shares") in consideration of Mr, McCorryjoining the Company as President of the Habitat Solutions division of the Company and for the performance of certain services on behalf of the Company, The exercise price of the options is equal to the closing price of the Class A Shares on July 31, 1998, The issuance of the McCorry Shares was exempt from registration under
Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering. On September 10, 1998, the Company filed a registration statement on Form S-3 in order to, among other things, register the McCorry Shares with the Securities and Exchange Commission.

         In July and August 1998, the Company issued convertible debentures (the "Convertible Debentures") in the aggregate principal amount of $3,000,000, and warrants to purchase an aggregate of 1,451,786 Class A Shares in a private placement to three accredited investors, The issuance was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering, All proceeds received by the Company pursuant to this private placement were applied toward the working capital of the Company.

         The Convertible Debentures bear interest at the rate of 7% per annum, payable quarterly beginning October 1, 1998, and mature in July and August, 2001, three years after their respective issuance dates, Any or all portion of the Convertible Debentures may be cionverted to Class A Shares any time after 240 days from their respective dates of issuance. Upon conversion, the holders of the Convertible Debentures will receive Class A shares equal to the sum found by dividing the principal amount being converted, plus any accrued and unpaid interest on that amount, by the lesser of (i) 80% of the average closing bid during the three day trading period immediately preceding the conversion or
(ii) $2. 10, The Convertible Debentures must be converted at their respective dates of maturity if. (i) the Class A Shares are listed on the OTC Bulletin Board or NASDAQ, (ii) the bid price of the Class A Shares is greater than $ 1 00 for the ten trading days immediately preceding the maturity date, (bi) there has not been any suspension in the trading of the Class A Shares on the OTC BWletin Board or NASDAQ during the th~irty trading days immediately preceding the maturity date, and (iv) the Company has been in full compliance with the terms and conditions of the Convertible Debenture ageement, If these conditions are not satisfied, the Company is required to pay the holders of the Convertible Debentures a sum of cash equal to the market value of the Class A Shares which such holders would have received if the Convertible Debentures had been converted.

         In conjunction with the issuance of the Convertible Debentures, the Company issued Common Stock Purchase Warrants ("B Warrants") to a finder. The B Warrants expire five years from their respective dates of issue and allow the holder to purchase 112,500 Class A Shares in the aggregate at an exercise price of $2, 10 per Class A Share. If 50% or more of the voting power of the Company is disposed of in an exchange other than an exchange solely for cask the B Warrants may be used to purchase whatever assets or securities that the bolder of the B Warrants would have been able to acquire had the B Warrants been previously used to purchase Class A Shares, On September 10, 1998, the Company filed a registratAon statement on Form S-3 in order to, among other things, register the Class A Shares underlying the Convertible Debentures and warrants with the Securities and Exchange Conunission,

         On August 14, 1998, the Compaay consummated the transactions contemplated by that certain Agreement and Plan of Merger dated July 2, 1998 by and among the Company, Troy, and others, pursuant to which a wholly-owned subsidiary of the Company merged with and into Troy, with Troy continuing as the surviving corporation and a wholly-ovmed subsidiary of the Company, The merger consideration paid by the Company consisted of a cash payment of $250,000 and the issuance of 650,000 Class A Shares (the "Troy Merger Shares") to the former shareholders of Troy. The Troy Merger Shares remain subject to adjustment, based upon the fair market value of the Troy Merger Shares on July 2, 1999. In addition, the Company agreed to cause Troy to repay S 1,700,000 in indebtedness to certain fori-ner shareholders of Troy. The issuance of the Troy Merger Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering. On September 10, 1998, the Company filed a registration statement on Form S-3 in order to, among other things, register the Troy Merger Shares with the Securities and Exchange Cornmission,

         No underwriters were engaged by the Company in connection with any of the issuances described above and, accordingly, no underwriting discounts or commissions were paid.

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

         The following is a discussion of the financial condition and results of operations of the Company for the years ended June 30, 1996, 1997 and 1998. It should be read in conjunction with the Selected Financial and Operating Data and the Company's Financial Statements, the related notes thereto, and the other financial and operating information included elsewhere in this Report. Certain statements contained or incorporated by reference in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

         Net Sales. The Company's net sales from operations for the fiscal year ended June 30, 1998, increased by $8,795,000 or 189, 1% to S 13,447,000 from
$4,652,000 for the fiscal year ended June 3 0, 1997, Sales increased by $6,130,000 as a result of the Company's acquisitions of Henlor, Inc. and Artmaster Studios during March 1998, The Company recorded sales by Henlor, Inc. and Aitnasters Studios subsequent to their acquisition by the Company, Net sales for the A,P.F. Master Framem4=s division increased $2,665,000 for the year ended June 30, 1998, due to increased sales to a major wholesale customer.

         Cost of Goods Sold The Company's cost of goods sold as a percentage of net sales was 61% for the year ended June 30, 1998, and 66% for the year ended June 30, 1997. The cost of sales for the A,P,F. Master Framemaker division declined from approximately 66% as of June 30, 1997 to 59% as of June 30, 1998. The cost of goods sold improved, at the A,P,FI Master Framemaker division, and as a result of increased sales to a major wholesale customer and increases in 1998 factory productivity. The Company's cost of goods sold was further improved due to the acquisitions of Henlor and Artmaster. As a result of the acquisitions, the Company recorded rapid sales growth in the 4h Quarter of fiscal 1998, During this period, the Company achieved savings in the cost of raw materials and direct labor as a percentage of sales as a result of manu&cturing synergies resulting from the consolidation of manufacturing facilities of these two subsidiaries.

         Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses as a percentage of net sales totaled 55.2% for the year ended June 30, 1997, versus 67.2% for the year ended June 30, 1996. The reduction in the ratio of selling, general, and administrative expenses as a percentage of net sales for the year ended June 30, 1997 versus the prior period primarily resulted from certain measures taken by the Company to reduce expenses. For example, reductions of administrative personnel led to reduced salaries, benefits and travel expenses. Also discretionary spending for such items as stationer and supplies, advertising, and consulting fees were curtailed. Further, the Company entered into various transactions with Photo-2-Art, Ltd ("P-2-A") a company which converts photographs into large-scale canvas oil paintings. Effective June 1, 1997, the current supply contract between the Company and P-2-A provides for the sale of certain manufacturing equipment and related assets, consulting services, as well as certain contractual reimbursements of general and administrative expenses by P-2-A to the company aggregating $1,140,000.

         Interest Expense. Interest expense as a percentage of net sales totaled a proximately 8.7% for the year ended June 30, 1997, versus approximately 10.0% f or the year ended June 30, 1996. Interest expense was approximately $133,000 lower in the year ended June 30, 1997 versus the year ended June 30, 1996 because certain debts outstanding at higher rates of interest were replaced by loans carrying lower interest costs.


LIQUIDITY AND CAPITAL RESOURCES

         See pages 14 through 17 for discussion of capital resources (Unregistered Offerings).

      Management believes that future cash flow from operations will be sufficient to support the Company's operations. However, Company management continues to implement what it believes to be the changes deemed necessary to further increase positive cash flow and profitability. Specific action taken as of the date of this filing include seeking either the acquisition of or entering into strategic alliances with unrelated companies in the decorative accessories industry. The Company has also undertaken efforts to continue to seek new sources of financing to fund its acquisitions. The Company has also begun to implement a marketing program meant to increase revenues of its A.P.F. Master Framemakers Division. No assurances can be given that these measures will generate the fiscal improvement sought by the Company.

      As of March 31, 1998, the Company reflected cash balances of approximately $1,739,000 as compared to cash balances of approximately $271,000 at June 30, 1997, representing an increase of $1,468,000. Net cash provided by operating activities was approximately $698,000 for the nine months ended March 31, 1998, as compared to net cash used in operating activities of approximately $1,125,000 for the nine months ended March 31, 1997. The net cash provided by operating activities during the nine months ended March 31, 1998 was primarily a result of net income of approximately $362,000 as well as the following approximate changes from continuing operations: decrease in accounts payable and accrued expenses of $95,000, increase in inventories of $76,000, and an increase in accounts receivable of $17,000, a decrease in other current assets of $229,000 and an increase in other assets of $199,000. The increase in cash provided by operating activities was largely due to increased sales at the Company's A.P.F. Master Framemakers division.

      Net cash used in investing activities during the nine months ended March 31, 1998 totaled $1,952,000 versus approximately $1,326,000 for the nine months ended March 31, 1997. During the nine months ended March 31, 1998, the Company invested $124,000 to acquire equipment, versus approximately $500,000 used to acquire equipment and other assets during the nine months ended March 31, 1997. The Company completed the acquisitions of Henlor and MSI, accounting for almost all of the Company's investing activities for the period.

      Net cash provided by financing activities totaled approximately $2,722,000 during the nine months ended March 31, 1998, verus approximately $2,620,000 during the nine months ended March 31, 1997.

      As of March 31, 1998, the Company's financial position reflected a working capital surplus of approximately $228,000, versus a working capital deficit of approximately $99,000 at June 30, 1997. As of March 31, 1998 versus June 30, 1997, there were increases in trade receivables of approximately $17,000, other assets of $199,000 and an increase in inventories of approximately $76,000.

      The Company declared a record date of December 10, 1997 for a dividend on its Series A 10% Cumulative Convertible Preferred Stock for the six-month period ending September 1996, March 1997 and September 1997. The dividend ($0.75 per preferred share) was paid on January 10, 1998 in the form of the Class A Shares. Retained earnings was charged $530,000 in December 1997 in conjunction with the issuance of these shares.

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

ITEM 7. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements


                                                                           Page

Report of Independent Public Accountants ...............................    F-1

Consolidated Financial Statements:

Consolidated Balance Sheet as of June 30, 1998 .........................    F-2

Consolidated Statements of Operations for the
years ended June 30, 1998 and 1997 .....................................    F-3

Consolidated Statements of Changes in Stockholders'
Equity for the years ended June 30, 1998 and 1997 ......................    F-4

Consolidated Statements of Cash Flows for
the years ended June 30, 1998 and 1997 .................................    F-5

Notes to Consolidated Financial Statements .............................    F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF
INTERIORS, INC.:

We have audited the accompanying consolidated balance sheet of Interiors, Inc. (a Delaware corporation) as of June 30, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows of Interiors, Inc. and its subsidiaries (subsidiary for 1997) for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interiors, Inc. as of June 30, 1998 and the results of its operations and its cash flows of Interiors, Inc. and subsidiaries (subsidiary for 1997) for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


NEW YORK, NEW YORK
OCTOBER  __, 1998

                                INTERIORS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998

ASSETS

CURRENT ASSETS:
       Cash                                                        $  4,035,590
       Accounts receivable, net                                       3,469,444
       Inventories                                                    3,170,938
       Other current assets                                           1,696,891
                                                                   ------------

                            Total current assets                     12,372,863


INVESTMENT IN AFFILIATES                                              4,276,679


PROPERTY AND EQUIPMENT, net                                           1,294,809


OTHER ASSETS                                                          8,397,419
                                                                   ------------

                            Total assets                           $ 26,341,770
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Notes payable and current maturities of long-term debt         5,621,930
       Accounts payable and accrued liabilities                       5,637,012
                                                                   ------------

                            Total current liabilities                11,258,942

LONG TERM DEBT                                                        2,826,430

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 5,300,000 shares
            authorized, 679,438 shares issued and outstanding             6,794
       Class A common stock, $.001 par value, 60,000,000 shares
            authorized, 19,614,857 shares issued and outstanding         19,615
       Class B common stock, $.001 par value, 2,500,000 shares
            authorized, 2,105,000 shares issued and outstanding           2,105
       Additional paid-in-capital                                    21,751,749
       Accumulated deficit                                           (8,575,865)
       Notes receivable                                                (948,000)
                                                                   ------------

                            Total stockholders' equity               12,256,398
                                                                   ------------

Total liabilities and stockholders' equity                         $ 26,341,770
                                                                   ============

 The accompanying notes are an integral part of this consolidated balance sheet.

                                INTERIORS, INC.

                              STATEMENTS OF INCOME

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                                1998            1997
                                                            ------------    ------------
NET SALES                                                   $ 13,447,234    $  4,796,131

EXPENSES:
         Cost of goods sold                                    8,268,922       3,075,821
         Selling, general, and administrative expenses         4,082,779       2,569,697
                                                            ------------    ------------
                             Total expenses                   12,351,701       5,645,518

         Income (Loss) from operations                         1,095,533        (849,387)

OTHER EXPENSE
         Amortization of goodwill                                 42,042            --
         Interest expense                                        557,341         405,048
         Financing charges - noncash                             305,716            --
         Gain on sale of investment                                 --          (201,013)
         Consulting and management fees                         (335,000)     (1,140,000)
                                                            ------------    ------------
                             Total other expense (income)        570,099        (935,965)

         Income from operations
             before (benefit) provision for taxes                525,434          86,578

(BENEFIT) FOR INCOME TAXES                                      (108,240)        (19,346)
                                                            ------------    ------------

NET INCOME                                                  $    633,674    $    105,924
                                                            ------------    ------------

EARNINGS PER COMMON SHARE:
         Basic                                              $       0.09    $       0.02
                                                            ------------    ------------
         Diluted                                            $       0.08    $       0.02
                                                            ------------    ------------

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION
         Basic                                                 7,251,193       4,527,160
                                                            ------------    ------------
         Diluted                                               8,154,083       4,527,160
                                                            ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                INTERIORS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                                           Series A              Class A               Class B
                                                                         Preferred Stock      Common Stock          Common Stock
                                                                       ------------------------------------------------------------
                                                                       Shares    Amount     Shares     Amount     Shares     Amount
                                                                       ------    ------     ------     ------     ------     ------
BALANCE, June 30, 1996                                                 790,000   $7,900   3,470,247    $3,470   2,039,500   $2,040

  Net proceeds from the exercise of common stock warrants                                   822,424       822
  Net proceeds from the exercise of preferred stock options            350,000    3,500
  Common stock issued to directors                                                           20,000        20
  Conversion of preferred stock to common stock                        (92,940)    (929)    278,820       279
  Increase in valuation of investment in Decor
  Conversion of Class B Common shares into Class A Common shares                            269,750       270    (269,750)   ($270)
  Common and preferred stock issued to BH Funding                      100,000    1,000     100,000       100
  Assumption of payroll tax liabilities - by officer in connection with Italia dissolution
  Common stock issued to liquidate debt                                                     300,000       300
  Net income through June 30, 1997
                                                                    ---------------------------------------------------------------
BALANCE, June 30, 1997                                               1,147,060  $11,471   5,261,241    $5,261   1,769,750   $1,770

  Sale of Treasury Stock
  Conversion of preferred stock to common stock                       (517,622)  (5,177)  1,552,866     1,553
  Class B Common Shares issued                                                                                    730,000      730
  Escrow shares                                                                           7,500,000     7,500
  Class A Common Shares issued for services rendered                                        226,670       227
  Common stock issued in connection with acquisitions                                     1,078,883     1,079
  Exercise of Class WA Warrants                                                           2,607,116     2,607
  Warrants issued in connection with convertible debt
  Stock dividends declared December, 1997                                                   530,331       530
  Conversion of Class B Common shares into Class A Common shares                            394,750       395    (394,750)    (395)
  Issuance of Preferred Stock                                           50,000      500
  Conversion of promissory notes to Class A common                                          463,000       463
  Net income through June 30, 1998
                                                                    ---------------------------------------------------------------
BALANCE, June 30, 1998                                                 679,438   $6,794  19,614,857   $19,615   2,105,000   $2,105
                                                                       =======   ======  ==========   =======   =========   ======


                                                                   Additional
                                                                    Paid-In       Accumulated    Treasury      Note
                                                                    Capital        (Deficit)      Stock     Receivable      Total
                                                                    -------        ---------      -----     ----------      -----
BALANCE, June 30, 1996                                              $8,564,741    ($8,785,132)    ($600)    ($437,500)    ($645,081)

  Net proceeds from the exercise of common stock warrants            1,178,820                                            1,179,642
  Net proceeds from the exercise of preferred stock options            734,000                                              737,500
  Common stock issued to directors                                      14,980                                               15,000
  Conversion of preferred stock to common stock                            650
  Increase in valuation of investment in Decor                       1,624,501                                            1,624,501
  Conversion of Class B Common shares into Class A Common shares
  Common and preferred stock issued to BH Funding                      723,900                                              725,000
  Assumption of payroll tax liabilities - by officer in connection
         with Italia dissolution                                        75,344                                               75,344
  Common stock issued to liquidate debt                                299,700                                              300,000
  Net income through June 30, 1997                                                    105,924                               105,924
                                                                   ----------------------------------------------------------------
BALANCE, June 30, 1997                                             $13,216,636    ($8,679,208)    ($600)    ($437,500)   $4,117,830

  Sale of Treasury Stock                                               479,400                      600                     480,000
  Conversion of preferred stock to common stock                          3,624
  Class B Common Shares issued                                         510,270                               (510,500)          500
  Escrow shares                                                         (7,500)
  Class A Common Shares issued for services rendered                   350,993                                              351,220
  Common stock issued in connection with acquisitions                1,748,921                                            1,750,000
  Exercise of Class WA Warrants                                      3,775,567                                            3,778,174
  Warrants issued in connection with convertible debt                  200,000                                              200,000
  Stock dividends declared December, 1997                              529,801       (530,331)
  Conversion of Class B Common shares into Class A Common shares
  Issuance of Preferred Stock                                          249,500                                              250,000
  Conversion of promissory notes to Class A common                     694,537                                              695,000
  Net income through June 30, 1998                                                    633,674                               633,674
                                                                   ----------------------------------------------------------------
BALANCE, June 30, 1998                                             $21,751,749    ($8,575,865)       $0     ($948,000)  $12,256,398
                                                                   ===========    ===========        ==     =========   ===========

  The accompanying notes are an integral part of these financial statements.

                                INTERIORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                                                                      YEARS ENDED
                                                                                                        JUNE 30
                                                                                               --------------------------
                                                                                                   1998           1997
                                                                                               -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net Income                                                                               $   633,674    $   105,924
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
      Photo-2-Art transaction                                                                         --       (1,140,000)
      Depreciation and amortization                                                                741,722        628,416
      Provision for losses on accounts receivable                                                  228,160        228,000
      Non-cash write off of non-productive asets                                                      --          534,049
      Non-cash financing charge                                                                    305,716         50,000
      Reduction of liabilities from dissolution of subsidiary                                         --         (586,509)
      Gain from sale of investment securities                                                         --         (201,013)
      Provision for dissolution of Italia                                                             --           56,000
      Provision for issuance of stock                                                                 --           15,000
      Royalty and commissions                                                                         --          144,000
CHANGES IN ASSETS AND LIABILITIES:
      Decrease (increase) in accounts receivable, trade                                           (416,843)      (390,228)
      Decrease (increase) in inventories                                                          (138,960)       200,475
      Decrease (increase) in prepaid expenses and other current assets                            (539,347)      (585,126)
      Decrease (increase) in other assets                                                       (1,354,345)       287,887
      Increase (decrease) in accounts payable and accrued expenses                                 202,456       (606,654)
      Increase (decrease) in net liabilities and accrued expenses of discontinued operations          --          (90,557)
      Net cash used in operating activities                                                       (337,767)    (1,350,336)
                                                                                               -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                        (237,255)      (166,621)
      Proceeds from sales of investments securities                                                   --          372,500
      Sale of investment in Decor Group, Inc.                                                         --         (826,000)
      Business acquistions net of stock issued                                                  (1,828,000)          --
                                                                                               -----------    -----------
      Net cash used in investing activities                                                     (2,065,255)      (620,121)
                                                                                               -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of debt                                                         3,142,796      1,214,369
      Repayments of debt and capitalized lease obligations                                        (846,800)      (893,788)
      Net proceeds from exercise of common stock warrants                                        3,873,174      1,179,642
      Net proceeds from exercise of preferred stock options                                           --          737,500
                                                                                               -----------    -----------
      Net cash provided by financing activities                                                  6,169,368      2,237,723
                                                                                               -----------    -----------
      Net increase (decrease) in cash                                                            3,766,346        267,266
CASH, beginning of period                                                                          269,244          4,142
                                                                                               -----------    -----------
CASH, end of period                                                                            $ 4,035,590    $   271,408
                                                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for -
      Interest                                                                                 $   449,554    $   241,959
      Taxes                                                                                         19,943          5,973
NON-CASH FINANCIAL ACTIVITIES:
Conversion of Series A Preferred Stock to Class A Common Stock                                        --              650
Stock issuance for financing charges                                                                  --          350,000
Stock issuance for consulting services in connection with Decor acquisition                           --          350,000
Debt Financing Costs                                                                               351,220           --
Debt issued for services rendered                                                                   45,000           --
Debt and Guarantee Reduction Through Treasury Stock Issuance                                       400,000           --
Stock Issuance Financied by note or Short-Term Revenue
Debt Discount-Warrants Issued                                                                      200,000           --
Promissory Note Conversion                                                                         695,000           --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                INTERIORS, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                         YEARS ENDED
                                                           JUNE 30
                                                  --------------------------
                                                     1998           1997
                                                  -----------    -----------
Supplemental disclosure of cash flows related
      to acquisitions:
      Fair value of assets acquired,
        excluding cash                            $ 4,670,570    $        --
      Issuance of common stock                     (1,750,000)            --
      Issuance of notes payable                    (1,604,379)            --
      Payments in connection with acquisitions,
        net of cash acquired                       (1,709,818)            --

        Liabilities assumed                       $ 6,051,947    $        --

Supplemental disclosure of non cash
      items from investing activities:
      Issuance of common stock in connection
        with acquisitions                         $ 1,750,000    $        --

      Issuance of debt in connection with
        acquisitions                              $ 1,604,379    $        --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
1.  DESCRIPTION OF BUSINESS AND ORGANIZATION
-------------------------------------------------------------------------------

ORGANIZATION

Interiors, Inc., a Delaware corporation ("Interiors" or the "Company"), is a designer, manufacturer and marketer of a broad range of decorative accessories for the residential, commercial, institutional and contract markets, including museum-quality traditional and contemporary picture frames, framed wall mirrors, framed hand-painted oil paintings, framed prints under glass, portable and installed lighting and lighting fixtures, sculptures and decorative tabletop accessories. Interiors primarily markets its products to retailers in the home furnishings industry, including furniture stores, home furnishings centers, catalog retailers, home improvement centers, department stores and lighting retailers. The Company believes that it has a unique competitive advantage in serving a broad range of customers because of the breadth and depth of its product lines as well as its ability to coordinate design among several product lines.

The majority of the Company's sales are domestic. Sales to the largest customers totaled $4,274,521 and $1,786,000, or 32% and 38% of net sales respectively, for the years ended June 30, 1998 and June 30, 1997 Accounts Receivable due from the largest customers totaled approximately $451,000 and $373,000 as of June 30, 1998 and 1997 respectively.

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

-------------------------------------------------------------------------------
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

BASIS OF  PRESENTATION

The consolidated statements of operations, stockholders' equity and cash flows include the accounts of Interiors, Inc. and its wholly-owned subsidiaries Henlor, Inc. and Artmaster Studios, Inc., which are included from their respective dates of acquisition (refer to Note 3). Accordingly, significant intercompany accounts and transactions have been eliminated in the consolidation.


REVENUE RECOGNITION

Revenue is recognized at the time finished goods, whether standard product or custom work is shipped or acceptance is acknowledged by the customer. Payments received for merchandise not yet shipped or accepted are reflected within prepaid sales and customer deposits, a current liability. Historically, sales returns have not been significant.


CASH

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.


INVENTORIES

Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out method. Finished goods consists of those items available for shipping.

INVESTMENT IN AFFILIATES

The Company accounts for its investment in affiliates under the cost method.


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


INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes have been provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities (See Note 13).


GOODWILL

In connection with the acquisitions of Henlor, Inc. and Artmaster Studio, Inc. amounts were paid in excess of the fair market value of the assets acquired. These amounts have been recorded as goodwill and are being amortized over 40 years. It is the Company's policy to evaluate the life and amount of goodwill on a continuous basis. Such evaluations are based on current market conditions and expected future cash flows.


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


EARNINGS PER COMMON SHARE

For the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning Per Share." In accordance with SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, and excluding any potential dilution. For purposes of this calculation, common shares include both Class A and B shares of common stock. Net earnings per common share amounts assuming "diluted EPS" were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the income statement. Earnings per share amounts for the same prior-year periods have been restate to conform with the provision of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earning is as follows:

                                Year Ended June 30, 1997                      Year Ended June 30, 1998
                          -------------------------------------------------------------------------------------
                             Income          Shares     Per Share        Income         Shares      Per Share
                           (Numerator)   (Denominator)   Amounts       (Numerator)   (Denominator)   Amounts
                          -------------------------------------------------------------------------------------
NET EARNINGS               $ 105,924                                    $633,674

BASIC EPS
Net earnings attributable
to common stock              105,924      4,527,160     $ 0.02           633,674      7,251,193      $ 0.09

EFFECT OF DILUTIVE
 SECURITIES
Stock options
Stock warrants                                                                          902,890

DILUTED EPS
Net earnings attributable
to common stock and
assumed option and
warrant exercises          $ 105,924      4,527,160     $ 0.02          $633,674      8,154,083      $ 0.08
                             -------      ---------     ------           -------      ---------      ----

FOURTH QUARTER ADJUSTMENTS/TRANSACTION

The Company recorded approximately $550,000 of adjustments during the fourth quarter of fiscal 1998. The adjustments relate to write-offs of certain other assets, along with related amortization expense, interest expense and certain other selling, general, and administrative expenses.

The Company recorded approximately $1,140,000 in expense reimbursements during the fourth quarter of fiscal 1997. The income was primarily comprised of the sale of assets, including inventory, other goods and services to Photo-To-Art(TM).

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES WERE GENERATED FROM OPERATIONS AS SCHEDULED BELOW:

                                               1998            1997

CUSTOM AND WHOLESALE DIVISION               $ 2,251,444   $   2,569,697
DECORATIVE ACCESSORIES                        1,831,335
                                            -----------   -------------
         TOTAL                              $ 4,082,779   $   2,569,697
                                            -----------   -------------

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131) " Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement requires that a public business enterprise report certain financial and descriptive information about its operating segments. At June 30, 1998, adoption of SFAS No. 131 would not have a material effect on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.

133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement requires that an entity recognize all derivatives as either assets or liabilities on the statement of financial position and measure those instruments at fair value. At June 30, 1998, adoption of SFAS No. 133 would not have a material effect on the Company's financial statements.

-------------------------------------------------------------------------------
3.  INVESTMENT IN AFFILIATES
-------------------------------------------------------------------------------

INVESTMENT IN AFFILIATES CONSISTS OF THE FOLLOWING:

              INVESTMENT IN DECOR GROUP, INC. ("DECOR")(A)    $ 3,136,679
              INVESTMENT IN PHOTO-TO-ART(TM)("P-2-A")(B)        1,140,000
                                    TOTAL                     $ 4,276,679
                                                                ---------


(a) In the formation of Decor, the Company's intention was to create an affiliate with a corporate identity clearly separate and distinct from that of the Company and accordingly, pursuant to a March 3, 1996 agreement, Decor issued to the Company 250,000 shares of its Series A Non-Voting Convertible Preferred Stock (sold by Interiors in February
      1997) and an option to purchase 6,666,667 shares of its Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common Stock, and 200,000 shares of its Series A Convertible Preferred Stock (both of which have subsequently been sold by Decor) and a guarantee with respect to certain indebtedness should such indebtedness become necessary. All Decor related disclosures have been adjusted to reflect the following: (1) a one for two reverse stock split by Decor in October, 1996; (2) declared and issued dividend on Decor common stock payable in the form of two shares of common stock for each one share of common stock held as of December 16, 1996; and, (3) a reverse stock split of one new share of common stock for each 3 shares held on October 7, 1997. Effective with the Interiors' exercise of the Option Shares in September 1996, for total cash consideration of $2,000. The Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust".) The Voting Agreement terminated in July 1998. In addition, during the months of August and September 1996, the Company purchased 54,934 shares of Decor's Series C Non-Voting Convertible, Preferred Stock convertible into three shares of Decor's common stock, at a cost of $824,000.

      On November 12, 1996, Decor completed an initial public offering of certain of its securities. The proceeds of such offering were used to acquire the net assets of Artisan House, Inc., a designer and manufacturer of wall hangings. Subsequent to Decor's initial public offering and currently, the Company owned approximately 79% of the total voting stock of Decor.

      As of June 30, 1998, the Company's holding in Decor was recorded on the Company's financial statements under the cost method of accounting which was determined by the market value on November 12, 1996, of the Company's trading securities previously transferred to Decor during March 1996, plus acquisition costs, less the proportionate value of the securities sold during February 1997. The cost method has been used by Interiors as it presently has no residual equity interest (stock ownership is mostly through Series B Preferred shares).

(b) On April 21, 1998 the Company and Decor entered into an agreement and plan of merger approved by the respective Board of Directors upon the terms and subject to the conditions set forth in the agreement whereby each issued and outstanding share of common stock, par value $.0001 per share, of Decor ("Decor Common Stock"), other than shares owned by Interiors or Decor, will be converted into the right to receive .50 shares of Interiors Class a Common Stock.

      The Company entered into an agreement effective June 1, 1997, with "P-2-A" a company which converts photographs into large-scale canvas oil paintings, whereby the Company agreed to sell certain canvas related assets as well as other goods and services to P-2-A in exchange for $600,000 in equity securities of P-2-A and $50,000 in cash. This agreement was amended as of June 30, 1997 to reflect an increase in value to $1,140,000. Such amounts are reflected as a cost basis investment on the Company's balance sheet as of June 30, 1998. The Company owns 270,000 shares of P-2-A stock and 120,000 warrants to purchase additional stock at $4.50 per share (less than 5% ownership of P-2-A.). The valuation ascribed to this transaction by the Company is comparable to the values received by unrelated investors in private placement transactions between those investors and P-2-A.

      For transactions with Decor and P-2-A during the years ended June 30, 1998 and 1997, refer to Note ___.

-------------------------------------------------------------------------------
4.  ACQUISITIONS AND DISPOSITIONS
-------------------------------------------------------------------------------

      On March 10, 1998, the Company entered into, and consummated, an Agreement and Plan of Merger among the Company, Vangard Acquisition Corp., a wholly owned subsidiary of the Company, Henlor Inc. ("Henlor") and the shareholders of Henlor. The transaction was structured as a reverse triangular merger. As a result of the merger, Henlor now is a wholly owned subsidiary of the Company. Henlor, through its wholly owned subsidiary Vanguard Studios, Inc. ("Vanguard"), designs, manufactures and wholesales decorative accessories furnishings for the home, including framed hand-painted oil paintings, framed prints under glass, wall mirrors, lamps, sculptures and decorative tabletop accessories. The acquisition of Henlor provides the Company with an expanded breadth of product offerings.

      Pursuant to the merger agreement, the purchase price paid to the shareholders of Henlor at closing consisted of a cash payment of $705,621 and the delivery of a subordinated promissory note in the aggregate principal amount of $794,379. In addition, the Company issued to the shareholders of Henlor an aggregate of 299,581 unregistered shares of its Class A Common Stock and the Company repaid indebtedness of Vanguard owed to the principal shareholders of Henlor in the amount of $294,379. All of the merger shares are being held in a one year escrow as security for the indemnification of obligations of Henlor's former shareholders pursuant to the merger agreement, and the number of merger shares remains subject to adjustment based on the value of the merger shares of the second anniversary of the closing date (value of shares is fixed at $500,000).

      The merger was financed by (i) a bridge loan in the principal amount of $500,000 from United Credit Corp., the Company's senior lender, and (ii) the private placement of accredited investors of the Company's unregistered Subordinated Convertible Promissory Notes in the aggregate principal amount of $500,000. The aggregate purchase price was determined in arms-length negotiations between the Company and the shareholders of Henlor.

      The assets acquired pursuant to the merger agreement included, among other things, (i) fixed assets owned, leased or used by Henlor and Vanguard, including equipment, (ii) accounts receivable, (iii) inventory and (iv) contracts, agreements, and leases of real and personal property. For the foreseeable future, the Company intends to utilize such assets in connection with the operation of the business of Henlor and Vanguard.

      On March 23, 1998, the Company entered into, and consummated, an Agreement and Plan of Merger among the Company, Artmaster Studios, Inc. ("Artmaster"), a wholly-owned subsidiary of the Company, Merchandise Sales, Inc. ("MSI") and certain shareholders of MSI. The transaction with and into Artmaster. Artmaster designs, manufactures and wholesales wall decor and lighting products for the home. The acquisition of MSI provides the Company with an expanded breadth of product offerings.

      Pursuant to the Merger Agreement, the purchase price paid to the shareholders of MSI at closing consisted of the delivery of a subordinated promissory note in the aggregate principal amount $537,248. In addition, the Company issued to the shareholders of MSI an aggregate of 779,302 unregistered shares of its Class A Common Stock and the Company repaid indebtedness of MSI owed to certain creditors of MSI in the aggregate amount of $1,022,752 through an aggregate cash payment of $750,000 and the issuance of a subordinated promissory note in the aggregate principal amount of $272,752. All of the merger shares are being held in a one year escrow as security for the obligations of MSI's former shareholders pursuant to the merger agreement, and the number of merger shares remains subject to adjustment based on the value of the merger shares on the first anniversary of the closing date (value of shares is fixed at $1,200,000).

      The merger was financed by the Company's available working capital which was derived in part, from an earlier, unrelated private placement to accredited investors of the Company's unregistered Subordinated Convertible Promissory Notes. The aggregate purchase price was determined in arms-length negotiations between the Company and the shareholders of MSI.

      The assets acquired pursuant to the merger agreement included, among other things, (i) fixed assets owned, leased or used by MSI, including equipment, (ii) accounts receivable, (iii) inventory and (iv) contracts, agreements, and leases of real and personal and property. For the foreseeable future, the Company intends to utilize such assets in connection with the operation of the business of MSI and Vanguard Studios, Inc. another subsidiary of the Company.

      Following is pro forma statements of income information which reflects theses transactions as if they occured at the beginning of each year ended Juune 30, 1998 and 1997.


      DISSOLUTION OF ITALIA COLLECTION, INC. ("ITALIA")

      Because of the declining revenues and high operating costs, on December 16, 1996, the Board of Directors decided to discontinue and dissolve Italia. On December 27, 1996, a Notice of Public Auction was distributed by Italia, advising all interested parties that a public auction of all the assets of Italia consisting of molds, equipment, models and inventory listed in a Security Agreement entered into between Italia, as debtor and United Credit Corporation, as secured party, was to occur. The auction took place on January 10, 1997 and the Company was the successful bidder, thereby acquiring all of the assets of Italia in consideration for a payment of $2,000 and the assumption by the Company of the liabilities of Italia to United Credit Corp., which as of June 30, 1997 total approximately $806,000. Since the financial statements of Italia are consolidated into hose of the Company, Italia's liabilities have already been reflected on the Company's historical consolidated financial statements. At June 30, 1997, the Company made the adjustments necessary to properly restate recorded assets and liabilities, together with a general reserve of approximately $56,000. These adjustments included approximately $586,000 write-off of debt recorded based on the advice of the Company's legal counsel (as the Company is not legally Liable for such liabilities). Further the Company wrote-off approximately $534,000 in assets related to its Italia subsidiary, which were not considered to benefit the Company's future operations.

-------------------------------------------------------------------------------
5.  INVENTORIES
-------------------------------------------------------------------------------

The components of inventory are as follows:

                                                          JUNE 30,1998

              RAW MATERIALS                               $  1,591,564
              WORK IN PROCESS                                  414,192
              FINISHED GOODS                                 1,165,182
                                                          ------------
                                        TOTAL             $  3,170,938
                                                          ------------

-------------------------------------------------------------------------------
6.  OTHER CURRENT ASSETS
-------------------------------------------------------------------------------

The components of other current assets are as follows:

                                                          JUNE 30,1998

              PREPAID EXPENSES                            $    598,871
              DUE FROM AFFILIATES                              527,379
              DUE FROM INVESTORS                               250,000
              OTHER                                            320,641
                                                          ------------
                                        TOTAL             $  1,696,891
                                                          ------------

-------------------------------------------------------------------------------
7.  PROPERTY AND EQUIPMENT, AT COST
-------------------------------------------------------------------------------

The components of property and equipment are as follows:


-------------------------------------------------------------------------------
8.  OTHER ASSETS
-------------------------------------------------------------------------------

The components of others assets are as follows:

                                                          JUNE 30,1998

              GOODWILL                                    $  6,677,228
              OTHER                                          1,720,191

              TOTAL                                       $  8,397,419
                                                          ------------

    The Company has not completed its evaluation of its allocation of the purchase price of both Henlor and MSI's net assets. The Company has, however, determined that approximately $163,000 of such amount has been allocated to the opening inventories acquired in order to reflect their fair value. Upon completion of the evaluation, the remaining unallocated portion of the purchase price will be amortized over a period not to exceed 40 years.

-------------------------------------------------------------------------------
9.  ACCRUED LIABILITIES
-------------------------------------------------------------------------------

                                                          JUNE 30, 1998

              SALARIES AND EMPLOYEE BENEFITS              $     599,008
              PAYROLL TAXES (a)                                 165,949
              EMPLOYEE SETTLEMENTS (b)                          291,156
              RENT                                              244,988
              DEFERRED RENT                                      82,657
              UNION DUES AND BENEFITS (b)                       226,291
              PROFESSIONAL FEES                                 251,351
              INSURANCE                                          10,970
              INTEREST                                          198,900
              ROYALTIES & COMMISSIONS                           185,500
              INCOME TAXES                                       37,731
              OTHER                                             130,511
                                                          -------------
              TOTAL                                       $   2,425,012
                                                          -------------

(a) As of June 30, 1998, the Company has aggregate unpaid New York State payroll taxes of approximately $122,500.

(b) In March 1998, the Company entered into a payout arrangement with New York State to satisfy $99,000 of back payroll withholding taxes through twenty-eight monthly installments of $3,500 and one final installment of $1,270. The balance of the payout arrangement was approximately $75,000 as of June 30, 1998. In June 1998, the Company entered into an additional payout arrangement with New York State to satisfy approximately $47,500 of back taxes through nine payments of $5,275 starting in July 1998.


-------------------------------------------------------------------------------
10.  NOTES PAYABLE
-------------------------------------------------------------------------------


      NOTES PAYABLE                                              JUNE 30, 1998
      -------------                                              -------------

      BANK LINE OF CREDIT (a)                                    $    285,000

      NOTES PAYABLE, DUE APRIL 28, 1999 TO BH FUNDING,
      BEARING INTEREST AT 15% PAYABLE QUARTERLY (d)                   375,000

      NOTES PAYABLE DUE DECEMBER 31, 1998 TO
      EKISTICS CORP., BEARING INTEREST AT 12%, PAYABLE MONTHLY (b)    250,000

      FINANCING AGREEMENT WITH A SECURED LENDER (c)                   892,213

      NOTES PAYABLE, DUE MARCH 31, 1999 TO AN INDIVIDUAL
      BEARING INTEREST AT 10% (e)                                     810,000

      NOTE PAYABLE, DUE DECEMBER 1, 2000, TO AN INDIVIDUAL
      BEARING INTEREST AT 8% PAYABLE QUARTERLY (f)                    794,379

      FINANCING AGREEMENT WITH A SECURED LENDER (g)                 2,560,338

      NOTE PAYABLE, DUE APRIL 16, 2001, TO MORGAN STEEL               250,000
      LTD.  BEARING INTEREST AT 15% PAYABLE MONTHLY (h)

      NOTES PAYABLE DUE MARCH 19, 2000 BEARING INTEREST
      BEARING INTEREST AT 6% PAYABLE QUARTERLY (i)                  1,700,000

      PROMISSORY NOTES (j)                                            375,000

      OTHER NOTES PAYABLE                                             156,430

               TOTAL                                                8,448,360

      LESS CURRENT PORTION                                          5,621,930

      LONG-TERM PORTION                                          $  2,826,430
                                                                 ------------


(a) This line of credit bears interest at a rate of prime plus 1% (9.50% as of the date of this filing). The Company is paying the remaining balance off at $12,000 per month.

(b) During November, 1997 the company borrowed $250,000 from Ekistics Corp. This loan is due December 31, 1998 and bears interest of 12% per annum.

(c) During February 1996 Interiors entered into an agreement with United Credit Corporation ("UCC") a New York based lender whereby it borrowed pursuant to an asset-related formula. The agreement remains in effect as of the date of this filing, and may be terminated by either party upon notice to the other and payment of the commitment fee for the unexpired term of this agreement. The lender advanced the Company 80% of eligible receivables. Upon collection of the receivable, the lender remits the balance of 20%. Interest is calculated on the daily cash balance at the rate of prime plus 9% per annum (17% as of the date of this filing) or a minimum of 18% per annum against a minimum monthly defined compensation of $3,000. In addition, the secured lender received person guarantees from Max Munn, President and Chief Executive Officer of the Company, and his spouse.

         The Company had outstanding secured financing with Infinity Investors, Ltd., totaling approximately $188,000 at September 30, 1997. This loan was secured by 600,000 shares of the Company's Class A common stock (the "Infinity Collateral") that had been held in Treasury Stock. UCC paid approximately $188,000 to Infinity, on December 17, 1997, which consisted of all of the Company's then outstanding debt to Infinity and received title to the Ininity Collateral. The Company consented to UCC's peaceful possession of the Infinity Collateral in exchange for a reduction of the Company's debt in the amount of $480,000. This debt reduction shall occur simultaneously with UCC's disposal of the Infinity Collateral. This debt reduction totaled $180,000 as of December 31, 1997 and has been reflected in shareholders' equity as a sale of Treasury Stock. The balance of $300,000 was used to satisfy debt previously guaranteed on Interiors and indemnified by Decor (dating back to March 1996). The payment of the guarantee was intially recorded as expenses during the year ended June 30, 1998, with a corresponding receivable of $300,000 from Decor recorded and was also reflected in equity as a sale of Treasury Stock.

(d) In February 1997, the Company received a loan from BH Funding, LLC ("BH") in the aggregate principal amount of $600,000 to be utilized to repay certain indebtedness of the Company and for continued operating expenses. The Company in order to collateralize the loan to BH pledged and assigned to BH and granted to a BH a continuing security interest in the Company's 6,666,667 shares of Series B Non-Convertible preferred Stock of Decor, and the Company's 54,934 shares of Series C Convertible Preferred Stock holdings in Decor Group, Inc to BH. In connection with this agreement, the Company transferred to BH 100,000 shares of Series A Preferred Stock and 100,000 shares of Class A Common Stock. The fair market value of these shares on the date of issuance was allocated as follows: $350,000 as acquisition consulting on the Decor transaction; $350,000 as interest on the loan (to be amortized over the life of the loan using the effective interest method); and $25,000 as additional expense of the Company's sale of its 250,000 Series A Convertible Preferred Stock holdings in Decor Group, Inc. During the year ended June 30, 1998 the company repaid $225,000 leaving a balance of $375,000 as of June 30, 1998. In July 1998, the Company entered into an agreement with BH Funding whereby all unpaid accrued interest was waived upon the Company's full repayment of the principal balance of the debt. The related unamortized debt issuance costs will be written off during the first quarter of fiscal 1999 against the gain on forgiveness of the debt (accrued interest) resulting in an immaterial amount.

(e) In connection with Interiors recent acquisition of Merchandise Sales, Inc. (MSI), the Company issued a total of

         $810,000 in 10% subordinated promissory notes to the former shareholders due March 31, 1999.

(f) In connection with Interiors recent acquisition of Henlor, Inc. (Henlor), the Company caused its subsidiary to issue $794,379 in 8% subordinated promissory notes to the former shareholders. On December 1, 1998 Henlor will make a principal payment of $100,000. On March 1, 1999, and every three months thereafter, Henlor will make a principal repayment of $86,797.

(g) On April 19, 1995 Vanguard Studios entered into an agreement with Capital Factors, Inc., a Florida based lender, whereby it borrowed pursuant to an asset-related formula. The agreement, including various revisions, remains in effect as of the date of this filing. According to the agreement, the lender, upon confirmation of shipments, will advance the company 85% of the receivable. Interest is calculated on the daily cash balance at the rate of 6.75% above the Prime Rate (15.25% as of the date of this filing). The maximum loan amount is set at $3,000,000, which includes a borrowing limit of $1,200,000 on inventory, based on 50% of the total inventory reported. On October 17, 1997, the Company arranged for additional financing from this lender in the form of a term loan for $152,000. Interest will be calculated at 1.75% above the Prime Rate. This loan will be payable in monthly installments concluding on September 1, 2000.

(h) During April 1998, the Company issued a convertible note in the amount of $250,000. This note is due April 16, 2001, and bears interest at 15% per annum payable monthly. This debenture is convertible at the holders' election into Class A Shares at the rate of $1.75 per share. Class B Warrants to purchase 15,000 shares of Class A Common Stock and Class C Warrants to purchase 15,000 shares of Series A Preferred Stock were issued in connection with this note. These options were valued using the Black Scholes model and the discount was determined to be immaterial to the consolidated financial statements.

(i) During March 1998, the Company issued convertible notes in the amount of $1,700,000. These notes are due March 19, 2000 and her interest at 6% per annum payable quarterly. Any default in payment of interest triggers a default interest rate of 16% per annum. The holders have the right, from and after 180 days after the issuance of the notes to convert up to one-half of the outstanding and unpaid principal portion of the notes into Class A shares based upon a formula involving the five previous trading days of the shares. The terms of these notes required issuance of 175,000 two-year warrants to purchase Class A Common Stock at $1.75 per share. Warrants to purchase 198,333 shares of Class A common stock were issued in connection with these notes. These options were valued using the Black Scholes model and discount was recorded accordingly.

(j) During March, 1998 the Company issued convertible subordinated notes in the aggregate principle amount of $1,270,000. These notes are due March 17, 2001 and bear interest at 15% per annum payable quarterly. These notes are secured by stock of Henlor and are convertible at the election of the holders into Class A Shares at the range of $1.50-$1.75 per share. The associated capitalized deferred issuance expenses were charged to operations. The terms on this note required issuance of 100,000 two-year warrants with an exercise price of $1.75 per warrant for each Class A Common Share. As of June 30,1998, $695,000 of these notes were converted into Class A Shares and Warrants to purchase 286,000 shares of Series A Preferred Stock and 27,000 shares of Class A common stock were issued in connection with these notes. The warrants were valued using the Black Scholes formula and recorded as debt discount.

-------------------------------------------------------------------------------
11. SHAREHOLDERS EQUITY
-------------------------------------------------------------------------------

         DESCRIPTION OF SECURITIES

         COMMON STOCK

         Class A Shares. The Certificate of Incorporation of the Company authorizes the issuance of up to 60,000,000 Class A Shares. Each Class A Share is entitled to one non-cumulative vote per share on all matters on which stockholders' may vote at meetings of stockholders. The Class A Shares are not convertible into any other securities of the Company.

         Class B Shares. The Certificate of Incorporation of the Company authorizes the issuance of up to 2,500,000 Class B Shares. Each Class B Share is entitled to five non-cumulative votes per share on all matters on which stockholders may vote at meetings of stockholders. The Class B Shares are convertible on a one-for-one basis at any time after issuance at the option of the holder into Class A Shares.

         The holders of Class A Shares and Class B Shares (collectively, "Common Stock"): (i) have equal ratable rights to dividends from funds legally available therefor, when, as and if declared by the Board of Directors of the Company; (ii) are entitled to share ratably in all of the assets of the Company available for distribution to holders of Common Stock, upon liquidation, dissolution or winding up of the affairs of the Company; and (iii) do not have preemptive or subscription rights and there are no redemption or sinking fund provisions applicable thereto. All shares of Common Stock issued and outstanding are duly authorized, fully paid and nonassessable. Except as otherwise required by law, the holders of Common Stock shall vote together as a single class on all matters.

         PREFERRED STOCK

         The Certificate of Incorporation of the Company authorizes the issuance of up to 5,300,000 shares of Preferred Stock, $.01 par value per share. Of this amount 2,870,000 shares have been designated as Series A, 10% Cumulative Convertible Preferred Stock (the "Series A Preferred Shares"). The Board of Directors is authorized to issue shares of Preferred Stock from time to time in one or more series and, subject to the limitations contained in the Certificate of Incorporation and any limitations prescribed by law, to establish and designate any such series and to fix the number of shares and the relative conversion rights, voting rights and terms of redemption (including sinking fund provisions) and liquidation preferences. If shares of Preferred stock are issued with voting rights, such issuance could affect the voting rights of the holders of the Company's Class A Shares by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights. Shares of Preferred Stock with conversion rights could potentially increase the number of Class A Shares outstanding. Issuance of Preferred Stock could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company and may adversely affect the rights of holders of Class A Shares. Also, Preferred Stock could have preferences over the Class A Shares (and other series of stock) with respect to dividends and liquidation rights.


         SERIES  A 10% CUMULATIVE CONVERTIBLE PREFERRED STOCK

         The Series A Preferred Stock consists of 2,870,000 shares. After September 17, 2000, each Series A Preferred Share is redeemable by the Company in whole or in part at $5.50 per share upon 30 days prior written notice. Each Series A Preferred Share is convertible, subject to adjustment, into three shares of Class A Common Stock of the Company. The Series A Preferred Stock is entitled to a dividend, prior to any payment of dividends on the Class A or Class B Common Stock, of $0.50 per share per annum payable in semi-annual installments of $0.25 per share. If the Series A Preferred Stock dividend is not paid, it accumulates until paid in full to date. The Company may elect to pay the Series A Preferred Stock dividend either in cash or in shares of Class A Common Stock, which Class A Common Stock shall be issued for such purposes on the basis of the average closing prices of the Class A Common Stock for the ten business days prior to the date of declaration of the Series A Preferred Stock dividend. The Series A Preferred Stock shall not have any right to vote except to the extent, if any, required by Delaware law. Upon liquidation of the Company, each Series A Preferred Share is entitled to receive $5.00 plus accrued and unpaid dividends before any payment is made to the holders of Common Stock.

         EQUITY TRANSACTIONS

         During September 1996, the Company issued: 10,000 shares of its Class A Common shares to an outside director of the Company, and 10,000 shares of its Class A Common share to various individuals named by another outside director of the Company. These shares bear a restrictive legend. Pursuant to the issuance of these shares, $15,000 was charged against earnings for the year ended June 30, 1997.

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

         The Company has not paid and does not anticipate paying any cash dividends on it Class A Shares, Class B Shares, or Series A Preferred Shares in the foreseeable future, but instead intends to retain all working capital and earnings, if any, for use in the Company's business operations, and in the expansion of its business.

         In December 1997, the Company's Board of Directors declared a stock dividend equivalent to $0.75 per share to its series A 10% Cumulative Convertible Preferred Stockholders of record as of the closed business on December 10, 1997 (The "Record Date"). This dividend was for the six month periods ending September 1996, March 1997 and September 1997. Payment was made on January 10, 1998, by the issuance of 0.62672 of a share of the Company's Class A Common Stock for each share of Series A Preferred Stock held of record on the Record Date. Accordingly, 530,331 shares of the Company's Class A Common Stock was issued for this purpose retained earnings was charged $530,331 in January 1998 in conjunction with the issuance of these shares.

          As of June 30, 1998, the Company has not declared or established a record date for a dividend for its Series A 10% Cumulative Convertible Preferred Stock for the period October 1997 through June 30, 1998. Cumulative but unpaid dividends on Series A 10% Cumulative Preferred Stock as of June 30, 1998 total approximately $510,000.

         During the year ended June 30,1997 822,424 shares of common stock warrants were exercised at a price of $1.50 yielding net proceeds of approximately $1,179,642.

         Pursuant to a March 3, 1996 agreement relating to the capitalization of Decor Group, Inc, ("Decor"). Decor issued to the Company 250,000 shares of its Series A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 share of its Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for issuance to Decor by the Company of 200,000 share of its Class A Common Stock, (which has been sold) and a guarantee with respect to 200,000 shares of its Series A Convertible Preferred Stock ( which has been sold) and a guarantee with respect to certain indebtedness should such indebtedness become necessary. (See "Acquisitions, Disposition and Strategic Alliances")

         On June 30, 1997, the Company issued 300,000 Shares of Class A Stock to Mr. Hide Tashiro in settlement of certain amounts owned to Mr. Tashiro and claims by the Company of amount due from Mr. Tashiro and his affiliates. (See "Commitments ad Contingency").

         Pursuant to the Company's June 30, 1996 settlement with Ann Stevens (the "Settlement") a former executive of the Company and sister of the President and Chief Executive Officer. Pursuant to the Settlement, the Company issued to Michael Levine as escrow agent (the "Escrow Agent") 1,250,000 unregistered shares of the Company's Class B Common shares (the "Escrow Shares".) The Escrow Agent shall not vote the Escrow Shares unless the Company defaults on its obligations under the agreement. Upon satisfaction of such obligations, the Escrow Agent shall return the Escrow Shares to the Company.
         To date the Company has not defaulted on this agreement.

         As of June 30, 1998, the Company has not declared or established a record date for a dividend for its Series A 10% Cumulative Convertible Preferred Stock for the period from October 1998 through June 30, 1997. Cumulative but unpaid dividends on Series A 10% Cumulative Preferred Stock as of June 30, 1998, totals approximately $OPEN.

         WARRANTS AND OTHER

         At June 30, 1998, certain warrants to acquire Company securities are outstanding a) 845,150 Class WB Warrants exercisable at $2.00 to acquire one Class A Common Share, and b) 2,270,000 Class WC Warrants exercisable at $5.50 to acquire one Series A Preferred Share.

         Except as otherwise set forth herein, the Company has not material commitments for capital expenditures. In order to fund growth over the long term, the Company anticipates possible future issuance of its securities resulting in further dilution to its security holders.


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

         Pursuant to the 1994 Plan, the Board of Directors or a stock option committee established by the Board to administer the 1994 Plan determines that persons to whom options are granted, the number of Class A shares subject to option, the period during which the options may be exercised and the option exercise price. With respect to incentive stock options, no option may be granted more than ten years after the effective date of the 1994 Plan or exercised more than ten years after the date of grant (five years if the optionee owns more than ten percent of the Class A Shares of the Company at the time of grant). Additionally, with respect to incentive stock options, the option price may not be less than 100% of the fair market value of the Class A Shares on the date of the grant (110% if the optionee owns more than ten percent of the Class A Share of the Company at the time of grant). The fair market value of the Class A Shares will be determined by the Board or the Committee in accordance with the 1994 Plan as follows: If the Class A Shares are not listed and traded upon a recognized securities exchange, on the basis of recent purchases and sales of Class A Shares in arms-length transactions or based on the last reported sale or transaction price for such stock on the date grant or, if the shares are traded on a recognized securities exchange or quoted on the NASDAQ National Market System upon the basis of the last reported sale or transaction price on the date of grant or, if the shares were not traded on such date, on the date nearest preceding that date. Subject to certain limited exceptions, options may not be exercised unless, at the time of exercise, the optionee is in the service of the Company.

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

         The Director Plan may be administered by a committee appointed by the Board of Directors of the Company (the " Committee"). Options under the Director Plan may be granted to each person who is a Director of the Company on the date of grant. All Directors of the Company are eligible to receive options of the Director Plan.

         The Director Plan provides for the granting of options to Directors in such amount and, subject to the terms of the Director Plan, upon such terms as the Board or Committee determines in its discretion in order to reward the recipient director for extraordinary service to the Company. In addition, on the second Monday of May of each year each person who is then a director of the Company shall be automatically granted an option to purchase 10,000 of the Company's Class A Shares, subject to adjustment as provided for by the Director Plan. The aggregate number of shares for which options may be issued pursuant to the Director Plan is 250,000 shares. The exercise price for options granted under the Director Plan must be equal to the fair market value per Class A Share on the date of grant. The fair market value of the Class A Shares will be determined by the Board or the Committee in accordance with the Director Plan as follows: If the Class A share are not listed and traded upon a recognized securities exchange, on the basis of recent purchase and sales of Class A Share in arms-length transactions or based on the last reported sale or transaction price for such stock on the date of grant or, if the share are traded on a recognized securities exchange or quoted on the NASDAQ National Market System up the last reported sales or transaction price on the date of grant or, if the shares were not trade on such date, on the date nearest preceding that date. Each option granted under the Director Plan expire ten years after the date of grant, unless a less period is specified by the Committee.

         In the event an optionee ceases to be an option, he may exercise only such options as are exercisable at the time he ceases to be a Director, within the original term of the option. Options which are not exercisable at the time an optionee ceases to be a Director shall terminate. In event an optionee dies, the Director Plan provides for the exercise of an option on behalf of the deceased Director.

         As of June 30, 1998, an aggregate of 1,032,500 options are exercisable at prices ranging from $1.00 to $3.50.

         The Company accounts for its plan under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted during 1996 and 1997 have been granted at the fair value of Company's common stock. Had compensation cost for these plans been determined in accordance with SFAS 123, the Company's net income and EPS would have been reduced as follows:

                                       YEAR ENDED JUNE 30   YEAR ENDED JUNE 30
                                       ------------------   ------------------
                                            1998                    1997

         NET INCOME   AS REPORTED....      633,674                $105,924
                      PRO FORMA......      (88,232)

         BASIC EPS    AS REPORTED....        $.09                   $.02
                      PRO FORMA......       $(.01)                  $.02

         DILUTED EPS  AS REPORTED....        $.08                   $.02
                      PROFORMA.......       $(.01)                  $.02


Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: (1) expected life of option is 2-5 years; (2) dividend yield of 0%; (3) expected volatility of 93%; and (4) risk -free interest rate of 6.0%.

Because SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995 resulting pro forma compensation cost may not be representative of the to be expect in future years.

-------------------------------------------------------------------------------
12. COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

OPERATING LEASES

On January 1, 1997, the Company entered into a lease agreement that provides for the leasing of a 70,000 square foot site which serves as the Company's principal office and manufacturing facility. The term of the lease expire December 31, 2001, with an option by the Company for a five-year extension. This lease requires minimum annual lease payments of approximately $168,000.

P-2-A has agreed to sublease approximately 21,000 square feet of office and manufacturing space from the Company at an annual rental rate of $63,000 per year lease rent escalations. The term of the sublease is from June 1, 1997 to December 31, 2001.

The Company entered into lease on February 1, 1993 for a 1,800 square foot Manhattan, New York showroom. The lease expires January 3, 2003 and requires rent payment of approximately $78,000 per annum.

The Company leases its various manufacturing and showroom facilities for west coast operations under operating leases expiring at various periods through April 30, 2000.

The approximate future minimum lease on payments per fiscal year under operating leases exclusive of sublease income are as follows:


                   1999                             957,715
                   2000                             654,235
                   2001                             338,883
                   2002                             219,580

                   2003                              54,798

Rent expense charged to operation, which includes escalation charges, for the years ended June 30, 1998 and 1997, amounted to $560,224 and $307,941 respectively, excluding sublease income.


UNION AGREEMENT

Effective April 1, 1998, the Company signed a five-year (with an additional two-year automatic renewal) union contract for it members under the terms of a collective bargaining agreement. None of the Company's employees have been on strike, or threatened to since the Company's inception and the Company believes its relationship with all of its personnel is satisfactory. The Company owes the Union approximately $235,000 as of this filing and has agreed to retire this amount through monthly payments of $11,000.


CONSULTING ARRANGEMENTS

Refer to Note __ for discussion of these arrangements.


LEGAL PROCEEDINGS

Interiors is subject to claims and litigation and other claims arising in the ordinary course of its business. In management's opinion, Interiors is not presently a party to any such litigation or claims the outcome of which would have a material adverse effect on its financial position or its results of operations.

-------------------------------------------------------------------------------
13. RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------------------

During the year ended June 30, 1998, the Company advanced the President and CEO amounts aggregating $77,000. These amounts were repaid subsequent to year end.

In May 1996, the Company entered into a two year Management Services Agreement with Decor whereby the Company will advise Decor on the manufacturing, sale, marketing and distribution of Decor's products as well as providing Decor with accounting and administrative services and advice on strategic planning joint ventures, acquisitions, and other long term initiatives. Pursuant to this agreement (as amended), the Company will be paid on an annual basis the greater of (1) $135,000 as a Management Fee, (2) 1.5% of excess cashflow as defined in the agreement. Additional transfers of funds from Decor to the Company will be subject to the attainment by Decor of excess cash flow totaling $4,000,000 per year through December 31, 1999. During the fourth quarter of 1998, the Company charged Decor $125,000 for various services considered to be outside the scope of the Management Fee, including engineering and marketing studies. At June 30 1998, the Company has accrued approximately $260,000 of fees pursuant to the agreement and the fiscal 1998 additional fee.

 P-2-A has agreed to sublease approximately 21,000 square feet of office and manufacturing space from the Company at an annual rental rate of $63,000 per year plus rent escalations. The term of the sublease is from June 1, 1997 to December 31, 2001. In addition, the current supply contract between the Company and P-2-A has been amended to continue for a term of seven (7) years. Sales to P-2-A for the years ended June 30, 1998 and 1997 were approximately $360,000 and $365,000 respectively. During the year ended June 30, 1998, the Company provided consulting services to P-2-A in the amount of $75,000. As of June 30, 1998, P-2-A owed the Company $150,676.

Pursuant to an April 21, 1998 resolution of the Company's Board of Directors relating to the guarantee of the Company's obligations to the former shareholders of Henlor, Inc. and other continuing guarantees by Laurie Munn, wife of the Company's President and Chief Executive Officer, the Company agreed to defer certain payments on notes receivable from Laurie Munn. As restructured interest accrued on the combined balance of $948,000 at 6.6%, interest will be due April 21, 1999, and annually thereafter no interest has been accrued as of June 30, 1998. The principal is due on April 21, 2003. Refer to note ___ for subsequent to year-end acquisitions.

On April 4, 1996, the Company's Board of Directors resolved to issue 250,000 shares of the Company's Class B Common Stock to Laurie Munn, wife of the Company's President and Chief Executive Officer. This issuance is in consideration for a down payment $250, Ms. Munn's 6.6% note to the Company providing for principal of $437,500 to be paid to the Company in five equal annual installments of $105,561.90 and Ms. Munn's guaranty and pledge of her assets for certain Company debt. The company obtained an appraisal at that time to determine the fair market values of this transaction. The shares were issued to Ms. Munn on April 8, 1996. A Promissory Note and Security Agreement, whereby the shares will collateralize the Promissory Note, was executed by the Company and Ms. Munn pursuant to these terms. The Promissory Note remains outstanding.

On January 9,1998, Laurie Munn, wife of the Company's President and CEO, obtained an option to purchase the above 1,250,000 Escrow Shares at fair value at the date of the grant. This option was issued to Laurie Munn in consideration, amongst other things, for her continuing personal guarantees of Company obligations to several lenders, including BH Funding. In addition, Laurie Munn purchased 730,000 shares of Class B common stock at $.70 per share, the approximate fair value of such shares at the time of the purchase. The purchase price is due in annual installments through January 2005 at an interest rate of 6.6%. The purchased stock is the collateral for this obligation.

In March, 1997 the Company borrowed $100,000 at 6 1.2% per annum interest from Laurie Munn, wife of Max Munn, the Company's CEO. The loan is evidence by demand promissory note. This note was repaid in October 1997.

In February 1996, the Company's Board of Directors approved the issuance of Sol Munn, Uncle of the President of 150,000 shares of the Company's Class A Common Stock, in consideration for past consulting services provided.

Effective June 30, 1996, the Company entered into a consulting agreement with Morris Munn, father of the Company's President and Chief Executive Officer, under which he will provide the Company with the following: design and fabrication of new molds for sculpture, recommend and implement improvements in antiquing, woodworking, gliding and carving processes, and attend trade shows. As part of this agreement, over the subsequent five-years, the Company will payment Mr. Munn $54,000 per annum in equal bi-weekly installments, and issue to Mr. Munn options to purchase up to 350,000 shares of the Company's Series A Preferred Stock. These options were fully exercised during July to September 1996, generating net proceeds to the Company totaling $787,500. For the year ended June 30, 1998 and 1997, $___________ and $___________, respectively, is included in OPEN.

The Company currently has employment agreements with five key executives. Under these agreements the Company has committed to total aggregate base compensation per year of approximately $815,000 plus other normal customary fringe benefits, stock options, bonuses and annual increase in compensation. The employment agreements generally have terms of three to five years.

-------------------------------------------------------------------------------
14. PROFIT SHARING AND DEFERRED COMPENSATION PLANS
-------------------------------------------------------------------------------

In July 1991, the Company started a qualified Profit Sharing Plan for all nonunion employees and a nonqualifed Deferred Compensation Plan for certain key employees. The Company has not made any contributions to the Qualified Profit Sharing Plan or the Deferred Compensation Plan since its initial contribution during the fiscal year ended June 30, 1992.

-------------------------------------------------------------------------------
15. PROVISION (BENEFIT) FOR INCOME TAXES
-------------------------------------------------------------------------------

The income tax (benefit) provision consists of:

                                                  YEAR ENDED JUNE 30
                                                  ------------------
                                               1998              1997
         CURRENT INCOME TAXES:

         FEDERAL                             $_______           $______
         STATE AND LOCAL                       52,543            10,654
         DEFERRED INCOME TAX                  160,783            30,000
                                              -------            ------
            TOTAL                            (108,240)         $(19,346)

[TO BE UPDATED]


The benefit from the Company's net operating loss ("NOL") carry forward for Federal income tax purposes is approximately $5,000,000 (which expire through 2011). The deferred tax asset of approximately $1,500,000 is comprised primarily of net operating losses and temporary differences. The utilization of such NOL's maybe limited in the future due to changes in ownership.

Through June 30, 1996, all deferred tax assets were fully reserved. For the years ending June 30, 1998 and 1997, the Company has determined it is "more likely than not" that at least a portion of its deferred tax assets with be utilized. Accordingly, the previously recorded valuation allowance has been reduced by $30,000 for the year ended June 30, 1997 and by approximately $161,000 in 1998.

The reduction of the value allowance in both 1998 and 1997 was calculated at the statutory federal income tax rate. State income taxes have been recorded based upon the applicable state requirements.

-------------------------------------------------------------------------------
16. SUBSEQUENT EVENTS
-------------------------------------------------------------------------------

On July 7, 1998, the Company entered into Stock Purchase Agreement (the "Bentley Agreement"), with Bentley International, Inc. a Missouri corporation ("Bentley") and on July 30, 1998, the Company consummated the transactions contemplated by the Agreement. Pursuant to the Agreement, the Company purchased all the issued and outstanding shares (the "Shares") of Windsor Art, Inc., a Missouri corporation and a wholly-owned subsidiary of Bentley ("Windsor"). As a result of the purchase of the Shares, Windsor is now a wholly-owned subsidiary of the Company. Windsor manufacturers and distributes decorative mirrors and framed prints to furniture stores, mass merchants, hotels and designers throughout the United States.

The assets acquired pursuant to the Bentley Agreement included, among other things (i) fixed assets owned, leased or used by Windsor, including equipment
(ii) accounts receivable, (iii) inventory and (iv) contracts, agreements, and leases of read and personal property. For the foreseeable future, the Company intends to utilize such assets in connection with the operation of the business of Windsor.

The purchase price paid to Bentley for the Shares consisted of a cash payment of $1,706,992 (financed by $2,250,000 in convertible promissory notes issued by the Company) and the delivery of two secured, subordinated promissory notes in the aggregate principal amount of $5,300,000 (the "Notes"). As a condition precedent to the Bentley Agreement, the Company and Bentley entered into and consummated a pledge agreement on July 30, 1998 (the "Pledge Agreement"). Pursuant to the Pledge Agreement, the Company pledged the Shares as collateral for the Notes and security for the obligations of the Company under the Agreement. Until the debt is repaid by the Company, the former shareholder and the President and CEO of the Company have agreed to vote the shares as a block.

Concurrently with the Closing, the Company entered into and consummated, a securities Purchase and Registration Rights Agreement (the "Securities Purchase Agreement") by and between the Company and Bentley. Pursuant to the Securities Purchase Agreement, the Company purchased 150,000 shares of common stock of Bentley and a warrant to purchase 300,000 shares of common stock of Bentley (collectively, the "Bentley Shares"). The purchase price paid to Bentley for the Bentley Shares consisted of 1,500,000 shares of the Company's Class A Common Stock (the "Interiors Shares") issued by the Company. The Interior shares will be held in escrow for one year from the Closing as security for the obligations of Bentley to the Company.

The former owner of Bentley entered into a consulting agreement with the Company aggregating $782,000 over a four-year period, and was granted a warrant to purchase 50,000 Class A Shares.

On August 14, 1998, the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger (the "Troy Merger Agreement") dated July 2, 1998 by and among the Company, Troy Acquisition Corp. ("Newco"), Troy Lighting, Inc. ("Troy"), and certain shareholders of Troy. Pursuant to the Troy Merger Agreement, Newco merger with and into Troy, with Troy continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. Troy manufactures and distributes portable and installed lighting and light fixtures.

The purchase price paid by the Company consisted of $250,000 in cash and Class A Common Stock of the Company ("Class A Shares") with a fair market value of $975,000 (the "Troy Merger Shares"). In addition, the Company agreed to repay $1,700,000 to extinguish obligations of Newco to certain former shareholders of Troy. The Troy Merger Shares are to be held in escrow as collateral for certain obligations of the former shareholders of Troy. If the Troy merger Shares are worth less than $1,053,000 as of July 2, 1999, less amount in the escrow account and amounts paid for any resolved claims, the Company is required to issue additional Class A Shares to the former Troy shareholders equal in value to such deficiency. If the Troy Merger Shares are worth more than $1,053,000 as of July 2, 1999, the former Troy shareholders are required to return Class A Shares to be Company equal in value to such excess amount.

The cash portion of the purchase price paid pursuant to the Troy Merger Agreement and the repayment of certain Troy indebtedness was financed by unsecured borrowing of $1,500,000 from United Credit Corporation and cash on hand.

The assets acquired pursuant to the Troy Merger Agreement included, among other things, (i) fixed assets owned, leased or used by Troy, including equipment,
(ii) receivable, (iii) inventory and (iv) contracts agreements, and lease of real and personal property. For the foreseeable future, the Company intends to utilize such assets in connection with the operation of the business of Troy.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Items 9, 10, 11, and 12 are incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission no later than October 28, 1998.

Item 13.  Exhibits, Financial Statement and Reports on Form 8-K

(a)      1.   Financial Statements:

              The Financial Statements are incorporated herein as part of Item 7 of this Report.

         2.   Exhibits:

              See Index on Page E-1 of this Report.

(b)       Reports on Form 8-K:

          The following reports on Form 8-K were filed during the last quarter of fiscal year ended June 30, 1998:

         (a) Company's Current Report on Form 8-K, as filed with the Commission on March 25, 1998 and as amended by the Company's Current Report on Form 8-K/A as filed with the Commission on May 26, 1998;

         (b) Company's Current Report on Form 8-K, as filed with the Commission on April 6, 1998 and as amended by the Company's Current Report on Form 8-K/A as filed with the Commission on May 29, 1998;

         (c) Company's Current Report on Form 8-K, as filed with the Commission on August 10, 1998; and

         (d) Company's Current Report on Form 8-K, as filed with the Commission on August 28, 1998.

The Company's Current Report on Form 8-K, as filed with the Commission on March 25, 1998 and as amended by the Company's Current Report on Form 8-K/A as filed with the Commission on May 26, 1998 includes the description of the acquisition of Henlor and the financial statements of Henlor which have been audited by Thomashow, Brown & Paialii, independent public accountants, as indicated in their report with respect thereto. The Company's Current Report on Form 8-K, as filed with the Commission on April 6, 1998 and as amended by the Company's Current Report on Form 8-K/A as filed with the Commission on May 29, 1998 includes the description of the acquisition of MSI and the financial statements of MSI which have been audited by Kellogg & Andelson, independent public accountants, as indicated in their report with respect thereto. The Company's Current Report on Form 8-K, as filed with the Commission on August 10, 1998 includes the description of the acquisition of Windsor. The Company's Current Report on Form 8-K, as filed with the Commission on August 28, 1998 includes the description of the acquisition of Troy.

                                 EXHIBIT INDEX

 Exhibit                     Description of Exhibit
   No.                       ----------------------
   ---

   2.1 Agreement and Plan of Merger, dated March 10, 1998, by and among Interiors, Vanguard Acquisition Corp., a wholly-owned subsidiary of Interiors, Henlor, Inc. and the shareholders of Henlor, Inc.7/

   2.2 Agreement and Plan of Merger, dated March 23, 1998, by and among Interiors, Artmaster Studios, Inc., a wholly-owned subsidiary of Interiors, Merchandise Sales, Inc. and certain shareholders of Merchandise Sales, Inc. 8/

   2.3 Agreement and Plan of Merger, dated April 21, 1998, by and between Interiors and Decor Group, Inc.*

   2.4 Agreement and Plan of Merger, dated July 2, 1998, by and among Troy Acquisition Corp., Interiors, Troy Lighting, Inc., Barry R. Jackson, and Todd R. Langner ("Langner").10/

   2.5 Stock Purchase Agreement, dated July 30, 1998, by and between Interiors and Bentley International, Inc. ("Bentley").9/

   3.1        Certificate of Incorporation of Interiors.1/

   3.2        Amendment to the Certificate of Incorporation.2/

   3.3 Certificate of Designations, Rights and Preferences of Series A Preferred Stock.2/

   3.4        By-Laws of Interiors.1/

   4.1 Forms of Representative's Warrants to Purchase Class A Shares, Class WA Warrants and Class WB Warrants.2/

   4.2 Form of Warrant Exercise Fee Agreement by and between Interiors, VTR Capital, Inc., and the Transfer Agent.2/

   4.3 Form of Warrant Agreement by and between Interiors, J. Gregory & Company, Inc., and Transfer Agent.3/

   4.4        Specimen Class A Preferred Stock Certificate.2/

   4.5        Specimen Class WC Warrant Certificate.2/

   4.6        Specimen Class A Common Stock Certificate.2/

   4.7        Specimen Class B Common Stock Certificate.2/

   4.8        Specimen Class WB Warrant Certificate.2/

   4.9        First Amendment to Warrant Agreement. 3/

   4.10 Convertible Note, dated April 7, 1998, in favor of Beeston Investment, Ltd. ("Beeston"), in the sum of $200,000.

   4.11 Common Stock Purchase Warrant, dated April 7, 1998, issued by Interiors to Beeston.

   4.12 Convertible Note, dated March 19, 1998, in favor of Austost Anstalt Schaan ("Austost"), in the sum of $750,000.

   4.13 Convertible Note, dated March 19, 1998, in favor of Balmore Funds S.A. ("Balmore"), in the sum of $375,000.

   4.14 Convertible Note, dated March 19, 1998, in favor of Tusk Investment Inc. ("Tusk"), in the sum of $375,000.

   4.15 Common Stock Purchase Warrant, dated March 19, 1998, issued by Interiors to Austost.

   4.16 Common Stock Purchase Warrant, dated March 19, 1998, issued by Interiors to Balmore.

   4.17 Common Stock Purchase Warrant, dated March 19, 1998, issued by Interiors to Tusk.

   4.18 7% Convertible Debenture due July 26, 2001, dated July 27, 1998, in the amount of $500,000, issued by Interiors to Dominion Capital Fund, Ltd. ("Dominion").

   4.19 7% Convertible Debenture due July 26, 2001, dated July 27, 1998, in the amount of $500,000, issued by Interiors to Sovereign Partners, L.P. ("Sovereign").

   4.20 7% Convertible Debenture due July 29, 2001, dated July 30, 1998, in the amount of $1,250,000, issued by Interiors to RBB Bank AG ("RBB").

   4.21 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, between Interiors and Dominion.

   4.22 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, between Interiors and Sovereign.

   4.23 Common Stock Purchase Warrant A to Purchase 535,714 Shares of Common Stock of Interiors, dated July 30, 1998, between Interiors and RBB.

   4.24 Common Stock Purchase Warrant B to Purchase 50,000 Shares of Common Stock of Interiors, dated July 27, 1998, between Interiors and Cardinal Capital Management Inc. ("Cardinal").

   4.25 Common Stock Purchase Warrant B to Purchase 62,500 Shares of Common Stock of Interiors, dated July 30, 1998, between Interiors and Cardinal.

   4.26 Registration Rights Agreement, dated July 27, 1998, by the Holders listed therein and Interiors.

   4.27 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, between Interiors and Sovereign.

   4.28 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, between Interiors and Dominion.

   4.29 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Sovereign.

   4.30 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Dominion.

   4.31 Registration Rights Agreement, dated August 25, 1998, by the Holders listed therein and Interiors.

   10.1 Security Agreement, dated November 13, 1990, between Interiors and United Credit Corporation and amendments thereto dated November 13, 1990, January 7, 1992 , October 11, 1991, December 15, 1992 and June 23, 1993.1/

   10.2       Agreement, dated July 29, 1998, between Local 210 and Interiors.

   10.3       Form of Security Agreement between Interiors and the Bridge
              Lenders.1/

   10.4       Form of Non-Negotiable 6% Convertible Promissory Note.1/

   10.5       Form of Non-Negotiable 10% Promissory Note.1/

   10.6       1994 Stock Option and Appreciation Rights Plan.5/

   10.7       1994 Director Stock Option and Appreciation Rights Plan.4/

   10.8       Revised form of Warrant Exercise Fee Agreement.5/

   10.9 General Loan and Security Agreement, dated July 7, 1994, between Interiors and The Bank of New York ("BNY").5/

   10.10 Promissory Note, dated July 7, 1994, in favor of BNY, in the principal amount of $950,000.5/

   10.11 General Guarantees, dated July 7, 1994, of Ann Stevens, Theodore Stevens and Max Munn to BNY.5/

   10.12 Consulting Agreement, dated October 1, 1993, between Morris Munn and Interiors.5/

   10.13      Demand Note, dated February 8, 1996, between Interiors and Max
              Munn. 6/

   10.14 Employment Agreement, dated January 1, 1998, between Interiors and Max Munn.

   10.15 Promissory Note, dated March 10, 1998, made by Interiors in favor of Michael H. Greeley ("Greeley"), in the principal sum of $794,379.

   10.16 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $3,300,300.9/

   10.17 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $2,000,000.9/

   10.18 Consulting Agreement, dated July 30, 1998, by and among Windsor Art, Inc., Lloyd R. Abrams, and Interiors. 9/

   10.19 Interiors Purchase and Registration Rights Agreement No. 1, dated July 30, 1998, by and among Max Munn, Bentley, and Interiors. 9/

   10.20 Employment Agreement, dated March 10, 1998, by and between Greeley and Henlor. 7/

   10.21 Employment Agreement, dated August 14, 1998, by and between Interiors and Langner.10/

   10.22 Subordinated Promissory Note, dated March 23, 1998, in favor of Robert M. Perkowitz ("Perkowitz"), in the principal sum of $272,752.

   10.23 Subordinated Promissory Note, dated March 23, 1998, in favor of Perkowitz, in the principal sum of $537,248.

   11.1       Statement re: computation of per share earnings.

   21.1       Subsidiaries of the Registrant.

   99.1       U.S. Patent and Trademark Office Trademark Reg- No. 1,736,623.1/

   99.2       U.S. Patent and Trademark Office Service Mark Reg. No.
              1,783,694.1/

   1/ Previously filed as an exhibit to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

   2/ Previously filed as an exhibit to Amendment No. 1 to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

   3/ Previously filed as an exhibit to Amendment No. 2 to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

   4/ Previously filed as an exhibit to Amendment No. 3 to the Registration Statement (Registration No. 33-7728-NY), which exhibit is incorporated by reference.

   5/ Previously filed as an exhibit to Interiors' Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24352), which exhibit is incorporated herein by this reference.

   6/ Previously filed as an exhibit to Interiors' Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995 (File No. 00-24352), which exhibit is incorporated herein by this reference.

   7/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed March 10, 1998 (File No. 00-24352), which exhibit is incorporated herein by reference.

   8/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed March 23, 1998 (File No. 00-24352), which exhibit is incorporated herein by this reference.

   9/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed July 30, 1998 (File No. 00-24352), which exhibit is incorporated herein by this reference.

   10/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed August 14, 1998 (File No. 00-24352), which exhibit is incorporated herein by this reference.

   *          To be filed by Amendment.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            INTERIORS, INC.

                                            By: /s/ MAX MUNN
                                               ------------------------------
                                                Name:  Max Munn
                                                Title: President and Chief
                                                       Executive Officer


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                          Title                          Date
---------                          -----                          ----

/s/ MAX MUNN             President, Chief Executive        September __, 1998
-----------------------  Officer and Director
Max Munn

/s/ ROGER LOURIE         Director                          September __, 1998
-----------------------
Roger Lourie

/s/ RICHARD JOSEPHBERG   Director                          September __, 1998
-----------------------
Richard Josephberg

INTERIORS, INC.
PRO FORMA INTERIM FINANCIAL INFORMATION FOR INTERIORS AND COMBINED COMPANIES

STATEMENT OF OPERATIONS

                                                       Interiors     Vanguard    Artmaster
                                                      12 mths to    12 mths to   12 mths to
                                                        6/30/98      6/30/98      6/30/98      Adjustments     Total

SALES AND OTHER REVENUES :
 Net Sales                                                7,317       13,480        6,829              -      27,626
                                                                                                                   -
                                                  -------------------------------------------------------------------
Total Sales and Other Revenues                            7,317       13,480        6,829              -      27,626
                                                  -------------------------------------------------------------------

EXPENSES :
 Cost of goods sold                                       4,343        8,964        4,398                     17,705
 Selling, general, and administrative                     2,251        4,416        2,157              -       8,824

                                                  -------------------------------------------------------------------
Total Expenses :                                          6,594       13,380        6,555                     26,529
                                                  -------------------------------------------------------------------

Income (loss) from operations :                             723          100          274                      1,097

                                                              -                                        -           -
 Amortization of intangibles                                 41                                      124         165
Consulting and management fees                             (335)          67         (668)             -        (936)
INTEREST EXPENSE                                            747         (330)        (130)           449         736

Income (loss) from operations before
  (benefit) provision for taxes                             270         (363)      (1,072)           573        (967)

PROVISION FOR TAXES                                         (55)           -            -            (45)       (100)

Income(loss) from operations                                325         (363)      (1,072)          (528)     (1,067)


Basic EPS                                                  0.09                                        .
Diluted EPS                                                0.08
Shares (000)                                               7251
Shares (000)                                               8154

PRO FORMA FINANCIAL INFORMATION REFLECTS ADJUSTMENTS FOR INCREASED EXPENSES AND GOODWILL.

INTERIORS, INC.
PRO FORMA INTERIM FINANCIAL INFORMATION FOR INTERIORS AND COMBINED COMPANIES

STATEMENT OF OPERATIONS

                                                    Interiors     Vanguard      Artmaster       Decor     Adjustments  Combined
                                                     yr. end      9mo. end       yr. end      9 mo.end
                                                     6/30/97       7/31/97       3/28/97       3/31/97

SALES AND OTHER REVENUES :
Net Sales                                            $ 4,652       $ 9,700       $ 8,292       $ 2,003       (75)c      $24,573
Royalty & commission revenues                            144                                                                144
Proceeds from sales to Photo-To-Art                    1,140                                                              1,140
                                                  --------------------------------------------------------            ---------
Total Sales and Other Revenues                         5,936         9,700         8,292         2,003                   25,857
                                                  --------------------------------------------------------            ---------

EXPENSES :
 Cost of goods sold                                    3,076         6,099         5,955           991                   16,120
 Selling, general, and administrative                  2,570         3,380         2,477         1,527       (75)c        9,879
 Amortization of intangibles                                                                        98      441 abc         539
                                                  --------------------------------------------------------            ---------
Total Expenses                                         5,646         9,479         8,432         2,616                   26,538
                                                  --------------------------------------------------------            ---------

Income (loss) from operations                            291           222          (140)         (613)                    (681)

GAIN ON SALE OF INVESTMENT                               201                                                                201
OTHER INCOME (EXPENSE), Net                                0           163             8                                    170
INTEREST EXPENSE                                        (405)         (321)         (125)         (243)    (297) ab      (1,391)

Income (loss) from operations before
  (benefit) provision for taxes                           87            64          (257)         (856)                  (1,701)

(BENEFEIT) PROVISION FOR TAXES                           (19)            4             1                                    (15)

Income(loss) from continuing operations              $   106       $    60       $  (258)      $  (856)                 $(1,686)


Basic EPS                                              $0.02
Diluted EPS                                            $0.02
Shares (000)                                           4,527
Shares (000)                                           4,527

                                 EXHIBIT INDEX

EXHIBIT
NO.                         DESCRIPTION OF EXHIBIT
-------                     ---------------------

2.1 Agreement and Plan of Merger, dated March 10, 1998, by and among Interiors, Vanguard Acquisition Corp., a wholly-owned subsidiary of Interiors, Henlor, Inc. and the shareholders of Henlor, Inc.7/

2.2 Agreement and Plan of Merger, dated March 23, 1998, by and among Interiors, Artmaster Studios, Inc., a wholly-owned subsidiary of Interiors, Merchandise Sales, Inc. and certain shareholders of Merchandise Sales, Inc.8/

2.3 Agreement and Plan of Merger, dated April 21, 1998, by and between Interiors and Decor Group, Inc.*

2.4 Agreement and Plan of Merger, dated July 2, 1998, by and among Troy Acquisition Corp., Interiors, Troy Lighting, Inc., Barry R. Jackson, and Todd R. Langner ("Langner").10/

2.5 Stock Purchase Agreement, dated July 30, 1998, by and between Interiors and Bentley International, Inc. ("Bentley").9/

3.1      Certificate of Incorporation of Interiors.1/

3.2      Amendment to the Certificate of Incorporation.2/

3.3 Certificate of Designations, Rights and Preferences of Series A Preferred Stock.2/

3.4      By-Laws of Interiors.1/

4.1 Forms of Representative's Warrants to Purchase Class A Shares, Class WA Warrants and Class WB Warrants.2/

4.2 Form of Warrant Exercise Fee Agreement by and between Interiors, VTR Capital, Inc., and the Transfer Agent.2/

4.3 Form of Warrant Agreement by and between Interiors, J. Gregory & Company, Inc., and Transfer Agent.3/

4.4      Specimen Class A Preferred Stock Certificate.2/

4.5      Specimen Class WC Warrant Certificate.2/

4.6      Specimen Class A Common Stock Certificate.2/

4.7      Specimen Class B Common Stock Certificate.2/

4.8      Specimen Class WB Warrant Certificate.2/

4.9      First Amendment to Warrant Agreement.3/

4.10 Convertible Note, dated April 7, 1998, in favor of Beeston Investment, Ltd. ("Beeston"), in the sum of $200,000.

4.11 Common Stock Purchase Warrant, dated April 7, 1998, issued by Interiors to Beeston.

4.12 Convertible Note, dated March 19, 1998, in favor of Austost Anstalt Schaan ("Austost"), in the sum of $750,000.

4.13 Convertible Note, dated March 19, 1998, in favor of Balmore Funds S.A. ("Balmore"), in the sum of $375,000.

4.14 Convertible Note, dated March 19, 1998, in favor of Tusk Investment Inc. ("Tusk"), in the sum of $375,000.

4.15 Common Stock Purchase Warrant, dated March 19, 1998, issued by Interiors to Austost.

4.16 Common Stock Purchase Warrant, dated March 19, 1998, issued by Interiors to Balmore.

4.17 Common Stock Purchase Warrant, dated March 19, 1998, issued by Interiors to Tusk.

4.18 7% Convertible Debenture due July 26, 2001, dated July 27, 1998, in the amount of $500,000, issued by Interiors to Dominion Capital Fund, Ltd. ("Dominion").

4.19 7% Convertible Debenture due July 26, 2001, dated July 27, 1998, in the amount of $500,000, issued by Interiors to Sovereign Partners, L.P. ("Sovereign").

4.20 7% Convertible Debenture due July 29, 2001, dated July 30, 1998, in the amount of $1,250,000, issued by Interiors to RBB Bank AGREEMENT ("RBB").

4.21 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, between Interiors and Dominion.

4.22 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, between Interiors and Sovereign.

4.23 Common Stock Purchase Warrant A to Purchase 535,714 Shares of Common Stock of Interiors, dated July 30, 1998, between Interiors and RBB.

4.24 Common Stock Purchase Warrant B to Purchase 50,000 Shares of Common Stock of Interiors, dated July 27, 1998, between Interiors and Cardinal Capital Management Inc. ("Cardinal").

4.25 Common Stock Purchase Warrant B to Purchase 62,500 Shares of Common Stock of Interiors, dated July 30, 1998, between Interiors and Cardinal.

4.26 Registration Rights Agreement, dated July 27, 1998, by the Holders listed therein and Interiors.

4.27 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, between Interiors and Sovereign.

4.28 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, between Interiors and Dominion.

4.29 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Sovereign.

4.30 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Dominion.

4.31 Registration Rights Agreement, dated August 25, 1998, by the Holders listed therein and Interiors.

10.1 Security Agreement, dated November 13, 1990, between Interiors and United Credit Corporation and amendments thereto dated November 13, 1990, January 7, 1992 , October 11, 1991, December 15, 1992 and June 23, 1993."

10.2     Agreement, dated July 29, 1998, between Local 210 and Interiors.

10.3     Form of Security Agreement between Interiors and the Bridge Lenders.1/

10.4     Form of Non-Negotiable 6% Convertible Promissory Note.1/

10.5     Form of Non-Negotiable 10% Promissory Note.1/

10.6     1994 Stock Option and Appreciation Rights Plan.5/

10.7     1994 Director Stock Option and Appreciation Rights Plan.4/

10.8     Revised form of Warrant Exercise Fee Agreement.5/

10.9 General Loan and Security Agreement, dated July 7, 1994, between Interiors and The Bank of New York ("BNY").5/

10.10 Promissory Note, dated July 7, 1994, in favor of BNY, in the principal amount of $950,000.5/

10.11 General Guarantees, dated July 7, 1994, of Ann Stevens, Theodore Stevens and Max Munn to BNY.5/

10.12 Consulting Agreement, dated October 1, 1993, between Morris Munn and Interiors. 5/

10.13    Demand Note, dated February 8, 1996, between Interiors and Max Munn.6/

10.14    Employment Agreement, dated January 1, 1998, between Interiors and Max
         Munn.

10.15 Promissory Note, dated March 10, 1998, made by Interiors in favor of Michael H. Greeley ("Greeley"), in the principal amount of $794,379.

10.16 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $3,300,300.9/

10.17 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal amount of $2,000,000.9/

10.18 Consulting Agreement, dated July 30, 1998, by and among Windsor Art, Inc., Lloyd R. Abrams, and Interiors.9/

10.19 Interiors Purchase and Registration Rights Agreement No. 1, dated July 30, 1998, by and among Max Munn, Bentley, and Interiors.9/

10.20 Employment Agreement, dated March 10, 1998, by and between Greeley and Henlor.7/

10.21 Employment Agreement, dated August 14, 1998, by and between Interiors and Langner.10/

10.22    Subordinated Promissory Note, dated March 23, 1998, in favor of Robert
         M. Perkowitz ("Perkowitz"), in the principal sum of $272,752.

10.23 Subordinated Promissory Note, dated March 23, 1998, in favor of Perkowitz in the principal sum of $537,248.

11.1     Statement re: computation of per share earnings,

1/ Previously filed as an exhibit to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

2/ Previously filed as an exhibit to Amendment No. 1 to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

3/ Previously filed as an exhibit to Amendment No. 2 to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

4/ Previously filed as an exhibit to Amendment No. 3 to the Registration Statement (Registration No. 33-7728-NY), which exhibit is incorporated by reference.

5/ Previously filed as an exhibit to Interiors' Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24352), which exhibit is incorporated herein by this reference.

6/ Previously filed as an exhibit to Interiors' Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995 (File No. 00-24352), which exhibit is incorporated herein by this reference.

7/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed March 10, 1998 (File No. 00-24352), which exhibit is incorporated herein by reference.

8/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed March 23, 1998 (File No. 00-24352), which exhibit is incorporated herein by this reference.

9/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed July 30, 1998 (File No. 00-24352), which exhibit is incorporated herein by this reference.

10/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed August 14, 1998 (File No. 00-24352), which exhibit is incorporated herein by this reference.

*        To be filed by Amendment.