Form 10KSB/A
period 1998-06-30
INTERIORS INC
filed 1998-10-27
CIK 921563

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                  FORM 10-KSB/A

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

              CLASS WB REDEEMABLE COMMON STOCK PURCHASE WARRANTS
              --------------------------------------------------
                                (TITLE OR CLASS)

              CLASS WC REDEEMABLE COMMON STOCK PURCHASE WARRANTS
              --------------------------------------------------
                                (TITLE OR CLASS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB/A.

         REGISTRANT'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE $13,447,243.

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING PRICE OF SUCH STOCK AS OF OCTOBER 9, 1998, WAS APPROXIMATELY $29,322,743.

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASS A COMMON STOCK, $.001 PAR VALUE (THE "CLASS A SHARES") AS OF OCTOBER 9, 1998, WAS 27,404,433 SHARES AND THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASS B COMMON STOCK, $.001 PAR VALUE PER SHARE (THE "CLASS B SHARES") AS OF OCTOBER 9, 1998, WAS 2,355,000 SHARES.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         DEFINITIVE PROXY STATEMENT TO BE FILED NO LATER THAN OCTOBER 28, 1998 PURSUANT TO REGULATION 13A WITH RESPECT TO REGISTRANT'S 1998 ANNUAL MEETING OF STOCKHOLDERS (INCORPORATED BY REFERENCE IN PART III).

         TRANSITIONAL SMALL BUSINESS FORMAT (CHECK ONE):

                                 YES [ ] NO [X]

                                INTERIORS, INC.
                       1998 FORM 10-KSB/A ANNUAL REPORT

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................................13
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........14
ITEM 7.  FINANCIAL STATEMENTS................................................16
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE................................................17

                                    PART III

ITEMS 9, 10, 11, AND 12 - INCORPORATED BY REFERENCE..........................18
ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.............18

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

         Interiors' goal is to become the premier, national single-source provider of decorative accessories to the home furnishings industry. To achieve this goal, Interiors has taken a leading position in consolidating the highly fragmented decorative accessories industry, rapidly establishing its national presence through the acquisition, integration, and growth of established, well-regarded manufacturers of decorative accessories. The Company's business strategy was developed in response to changing demands of large retailers, who seek to increase "single-sourcing" of inventory purchases in order to reduce distribution and related expenses, including styling costs associated with coordinating related products from multiple vendors. Interiors intends to integrate and optimize the operations of acquired companies by consolidating into regional operating units with centralized management, which management believes will lead to better product design and greater efficiency in manufacturing, shipping and inventory management, resulting in increased sales.

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

         Continue Consolidation Through Acquisitions. The Company has rapidly established a national presence and critical customer mass by acquiring several established, well-regarded companies which design, manufacture and distribute decorative accessories in selected regions throughout the United States. The Company intends to continue its consolidation strategy by acquiring additional manufacturers of decorative accessories in order to deepen and broaden its market presence and to expand its product offerings. Given the increasing pressure from large retailers to consolidate, the Company believes that smaller manufacturers of decorative accessories will continue to be attracted to, and benefit from, the consolidation opportunity provided by the Company. As part of its integration strategy, management intends to pursue companies with annual revenues ranging from $3 million to $15 million, a moderate-to premium-priced product line, a positive reputation in the marketplace and profitable operations. The Company has identified several candidates for acquisition that meet these parameters.

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

March 1998         Merchandise         Renaissance;            Framed mirrors, paintings    $7.5 million
                   Sales, Inc. (1)     Artmaster Studios       and prints; lighting
                                                               products

August 1998        Windsor Art, Inc.   Windsor; Dolbi Cashier  Framed paintings and         $14 million
                                                               prints; framed mirrors

August 1998        Troy Lighting,      Troy-Lite               Lighting products            $13 million
                   Inc.

------------

(1) On June 29, 1998, the Company combined Henlor, Inc. ("Henlor"), Merchandise Sales, Inc. ("MSI") and Vanguard Studios, Inc. ("Vanguard"), (a wholly-owned subsidiary of Henlor) into a single entity. The surviving corporation is Vanguard Studios, Inc., a California corporation and a wholly-owned subsidiary of the Company.

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

SALES AND MARKETING

         The Company's primary customers are domestic retailers in the home furnishings industry, including furniture stores, home furnishings centers, catalog retailers, home improvement centers, department stores and lighting retailers. In addition, the Company's custom frame division markets its products to museums, art galleries, designers, interior decorators and custom frame retailers. In the fiscal year ended June 30, 1998, the Company sold products to over 3,000 home furnishings and specialty accounts. The Company's ten largest customers accounted for approximately 32% of the Company's net sales for the fiscal year ended June 30, 1998.

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

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the directors and executive officers of the Company and their respective ages and positions:


           NAME       AGE      POSITION(S) HELD WITH THE COMPANY
           ----       ---      ---------------------------------

Max Munn               54      President, Chief Executive Officer, Chief
                               Financial Officer and Director

Dennis D. D'Amore      49      Executive Vice President and President of
                               Decorative Accessories Division

Joan York              53      Secretary

Roger Lourie           53      Director

Richard Josephberg     51      Director

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

         Max Munn has been a director of Interiors since March 1994 and Chairman of the Board, President and intermittently as Chief Financial Officer of Interiors since September 1995. Since June 1996, Mr. Munn has served as Chairman of the Board of Decor Group. Mr. Munn previously held the positions of Executive Vice President, Operations and Secretary of Interiors from 1993 through September 1995. From November 1990 to May 1993, Mr. Munn served as a consultant to various companies in the home accessories industry, including Interiors. From 1980 to February to 1990, Mr. Munn served as President and Chief Executive Officer of Collectors' Guild International, Inc., a manufacturer and marketer of decorative accessories. Mr. Munn received a Bachelor of Architecture degree from the Massachusetts Institute of Technology and attended graduate school at Columbia University.

         Roger Lourie has served as a director of Interiors since May 1995. Since 1980, Mr. Lourie has been a General Partner of Tremont Associates, a private equity investment fund, and since 1980 has served as President of Misty Ridge Associates, another private equity investment fund. Mr. Lourie is also Chairman of the Board of two Connecticut-based manufacturing concerns. Mr. Lourie received a B.S. degree in engineering from Rensselaer Polytechnic Institute of Technology and M.B.A. and M.I.A. degrees from Columbia University in New York.

         Richard Josephberg has served as a director of Interiors since October 1995. Since 1986, Mr. Josephberg has served as the Chairman of Josephberg Grosz & Co., Inc., a New York-based investment banking firm specializing in providing private institutional capital to emerging growth companies. From 1969 through 1975, Mr. Josephberg served with Goldman Sachs & Co. Additionally, from 1985 through 1990, Mr. Josephberg served as a member of the New York Stock Exchange. Mr. Josephberg received a B.B.A. degree from the University of Cincinnati, and attended the M.B.A. program at Bernard Baruch Graduate School of Business in New York.

         Dennis D. D'Amore served as Executive Vice President of Interiors and President of Interiors' Decorative Accessories Division since June 1998. Since March 1997, Mr. D'Amore has served as President and Chief Financial Officer of Decor Group, Inc. From 1991 through 1996, Mr. D'Amore was a consultant to various private and public companies. From 1989 to 1991, Mr. D'Amore served as Vice President of Sales and Marketing for Lasco Bathware, a division of Tomkins Industries. From 1988 to 1989, Mr. D'Amore served as President of Colford-D'Amore, a management consulting firm. From 1981 to 1988, Mr. D'Amore served as Executive Vice President and General Manager of Water Jet Corporation. Mr. D'Amore holds a Bachelor of Engineering-Mechanical Degree from New York University and subsequently received a Masters of Business Administration in finance from Fairleigh Dickinson University.

         Richard Belinsky, 43, was appointed Chief Financial Officer of Interiors, effective October 19, 1998. Mr. Belinsky has over 20 years experience in the management of retail, direct marketing and manufacturing companies. Prior to joining Interiors, Mr. Belinsky was Vice President and Chief Financial Officer of Petals, Inc., a major catalog retailer of decorative accessories. Prior to that, he served as Vice President of Finance and Chief Financial Officer for operating divisions of the J. Crew Group, Inc., an international catalog and retail company with total revenues of $900 million. Mr. Belinsky was also Director of Budgeting and Financial Analysis at Lincoln for the Preforming Arts, Inc. and has held management positions with J.C. Penny Company, Inc.

         Todd R. Langner, 43, was appointed Executive Vice President of Sales and Marketing of Interiors in August 1998. From 1990 to 1998, Mr. Langner was President of Troy Lighting and Chief Operating Officer since March, 1994. From 1988 to 1990 Mr. Langner served as Vice President Sales and Marketing for Hinkley Lighting and President of its subsidiary, LuminArt. From 1982 to 1988 Mr. Langner was Vice President Sales, Marketing and Product Development for Forecast Lighting. From 1979 to 1982 Mr. Langner served as Marketing Manager of Illuminating Experiences. Mr. Langner holds a Bachelor of Science Degree in Journalism and Public Relations from the University of Florida.

         James J. McCorry. Since 1996, Mr. McCorry has served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of Plaid Clothing Group, Inc. From 1994 through 1995, Mr. McCorry served as the Senior Vice President, Chief Financial and Chief Operating Officer of Warnaco Group, Inc., Warners/Intimates Division. From 1988 to 1994, Mr. McCorry served as the Chief Financial Officer and Vice President of Operations and Administration of Sara Lee Corp., Aris Isotoner Division. From 1979 to 1988, Mr. McCorry held various senior managerial and operating positions with this company.

         Joan York has served as Secretary of Interiors since 1994. From 1990 to 1994 Ms. York served in various administrative capacities at Premier New York.

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

------------
(1)      Lease expires December 31, 2002.
(2)      Lease expires August 31, 1999.
(3)      Lease expires December 31, 2002.
(4)      Lease expires December 31, 1999.
(5)      Month-to-month lease.
(6)      Lease expires November 30, 1998.

         In addition, the Company leases showroom facilities in High Point, North Carolina (three showrooms), San Francisco, California (three showrooms), New York, New York (two showrooms), Dallas, Texas (two showrooms) and Atlanta, Georgia, as well as a small retail outlet in Yonkers, New York. The showroom sizes range from 300 square feet to approximately 9,800 square feet and rent aggregates approximately $480,000 per annum.

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

   FISCAL YEAR ENDING JUNE 30, 1999                             HIGH      LOW
                                                                ----      ---
          Second Quarter (through October 9, 1998)...........   $1.25    $ .78
          First Quarter .....................................   $2.16    $ .94

   FISCAL YEAR ENDING JUNE 30, 1998                             HIGH      LOW
                                                                ----      ---
          Fourth Quarter ....................................   $2.03    $1.69
          Third Quarter......................................   $2.50    $ .97
          Second Quarter.....................................   $1.53    $ .97
          First Quarter......................................   $1.63    $ .75

   FISCAL YEAR ENDING JUNE 30, 1997                             HIGH      LOW
                                                                ----      ---
          Fourth Quarter.....................................   $1.75    $ .75
          Third Quarter .....................................   $2.19    $1.00
          Second Quarter.....................................   $3.50    $1.75
          First Quarter......................................   $4.25    $2.00

         As of October 9, 1998, there were 122 holders of record of the Company's Class A Shares and 2 holders of record of the Company's Class B Shares. On October 9, 1998, the last reported sale price on the NASDAQ for the Company's Class A Shares was $1.08.

         The Company has never declared or paid cash dividends on its Class A Shares or Class B Shares. The Company intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future.

UNREGISTERED OFFERINGS

         In February 1996, the Company's Board of Directors approved the issuance of 150,000 Class A Shares in a private placement to Sol Munn, uncle of the Max Munn, in consideration for past consulting services provided. The subsequent issuance of the Class A Shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as a transaction by the issuer not involving any public offering.

         Pursuant to a March 3, 1996 agreement, the Company issued an aggregate of 200,000 Class A Shares and 200,000 shares of its Series A 10% Convertible Preferred Stock ("Series A Preferred Shares") To Decor Group, Inc ("Decor") in exchange for issuance by Decor to the Company of 250,000 shares of its Series A Non-Voting Convertible Preferred Stock (sold by Interiors in February 1997) and an option to purchase 10,000,000 shares of Decor's Series B Non-Convertible Voting Preferred Stock. The issuance of the Class A Shares and the Series A Preferred Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         On April 8, 1996, the Company issued an aggregate of 250,000 Class B Shares in a private placement to Laurie Munn, wife of Max Munn, in consideration for a down payment of $250, Ms. Munn's 6.6% note to the Company providing for principal of $437,500 to be paid to the Company in five equal annual installments of $105,561.90, and Ms. Munn's guarantee and pledge of her assets for certain Company debt. The issuance of the Class B Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         In April 24,1996, the Company received $431,251, in a private placement of 175,000 Class A Shares and 50,000 Series A Preferred Shares to accredited investors, in a private placement. The issuance of the Class A Shares and the Series A Preferred Shares was exempt from registration under
Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

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

         In July 1996, the Company issued an aggregate of 50,000 Class A Shares in a private placement to Ann Stevens, a former executive of the Company, pursuant to the Company's June 30, 1996 settlement with Ms. Stevens (the "Stevens Settlement"). Pursuant to the Stevens Settlement the Company placed into escrow 1,250,000 Class B Shares (the "Escrow Shares") with Michael Levine, Esq., attorney of Ms, Stevens, as escrow agent. Pursuant to the terms of the Stevens Settlement, in November 1997, February 1998 and September 1998, the Company added an aggregate of 12,500,000 Class A Shares to the Escrow Shares. The Escrow Shares are being held as security for certain obligations of the Company under the Stevens Settlement. Accordingly, no proceeds were received by the Company upon the issuance of the Escrow Shares. Upon satisfaction of such obligations, the Escrow Shares will be returned to the Company (subject to an option to purchase the Class B Escrow Shares granted to Laurie Munn, as described below). The issuance of the Class A Shares and Class B Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         In September 1996, the Company issued 10,000 Class A Shares to an outside director of the Company, and 10,000 Class A Shares to various individuals named by another outside director of the Company, in consideration of services performed by such outside directors on behalf of the Company. The issuances of the Class A Shares were exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         On June 30, 1997, the Company issued an aggregate of 300,000 Class A Shares in a private placement to Hide Tashiro, pursuant to the Company's June 30, 1997 settlement with Mr. Tashiro (The "Tashiro Settlement"). The issuance of the Class A Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         On August 18, 1997, the Company issued an aggregate of 23,000 Class A Shares in a private placement to an accredited investor, in consideration of services rendered. The issuance of the Class A Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         On August 29, 1997, the Company issued an aggregate of 100,000 Class A Shares and 100,000 Series A Preferred Shares in a private placement to BH Funding, LLC in consideration of consulting and other services to the Company. The issuance of the foregoing shares to BH Funding, LLC was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         On December 2, 1997, the Company issued an aggregate of 2,000 Series A Preferred Shares in a private placement to an accredited investor, in consideration of services rendered. The issuance of the Series A Preferred Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         In January 1998, the Company granted an option to purchase the Escrow Shares to Laurie Munn in consideration for the guarantee by Ms. Munn of certain obligations of the Company to certain creditors of the Company. The option to purchase the Escrow Shares must be exercised by January 9,2001. In the event that Ms. Munn exercises the option, Ms. Munn must pay $500 in cash, and execute and deliver a secured promissory note for $500,000 with interest on the unpaid principal balance at the rate of 6.5% per annum, with interest and unpaid principal amount to be paid in five equal annual installments commencing on the first anniversary of the exercise of the option. The grant of the foregoing option to purchase the Escrow Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         On March 5, 1998, the Company issued an aggregate of 730,000 Class B Shares in a private placement to Laurie Munn for an aggregate purchase price of $511,000 and in consideration for the guarantee by Ms. Munn of certain obligations of the Company to United Credit Corporation and other creditors of the Company. The issuance of the Class B Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         On March 10, 1998, the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger among the Company, Vanguard Acquisition Corp. ("Acquisition"), Henlor and the shareholders of Henlor. Pursuant to the agreement, Acquisition merged with and into Henlor, with Henlor continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. The merger consideration paid by the Company consisted of (i) a cash payment of $705,621, (ii) a promissory note at an interest rate of 8% per annum, in the aggregate principal amount of $794,379, with a maturity date of December 1, 2000, issued by Henlor to Michael H, Greeley, as representative for each of the former shareholders of Henlor, and
(iii) the issuance of 299,581 Class A Shares (the "Vanguard Merger Shares") to the former shareholders of Henlor. The Vanguard Merger Shares remain subject to adjustment, based upon the fair market value of the Vanguard Merger Shares on March 10, 1999. The issuance was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.

         In March 1998 and April 1998, the Company issued convertible notes (the "Notes") in the aggregate principal amount of $3,175,000, and 15,000 Class B Warrants and 15,000 Class C Warrants in connection with the issuance of certain Notes, in a private placement to accredited investors. The issuance was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering, and met the requirements of Rule 506 of Regulation D promulgated under the Securities Act. On June 9, 1998, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission in order to register the Class A Shares underlying the Notes and the warrants issued in connection therewith.

The registration statement was subsequently declared effective by the Securities and Exchange Commission. The proceeds received by the Company Pursuant to this private placement were applied toward the working capital of the Company and were used, in part, for the acquisitions of Henlor and MSI.

         Of the Notes, notes in the principal amount of $1,700,000 (the
"6% Notes") accrue interest at a rate of 6% per annum, with interest payable quarterly beginning July 1, 1998; any default in payment of interest triggers a default interest rate of 16% per annum. The maturity date of the 6% Notes is March 19, 2000. $ 1,000,000 of the Notes are three-year convertible subordinated notes secured by the stock of Vanguard, the successor of Henlor, with an interest rate of 15%. These notes are convertible at the election of the holders into Class A Shares at a rate of $1.50 per share. The remaining $475,000 of the Notes are three-year unsecured subordinated debentures with an interest rate of 15%. These debentures are convertible at the holders' election into Class A Shares at a rate of $1.75 per share. Attached to certain of the Notes are warrants to purchase an aggregate of 320,833 Class A Shares with expiration dates identical to the maturity dates of the Notes to which they are attached. These exercise prices range from $1.75 to $2.00 per note warrant.

         The 6% Notes are convertible into Class A Shares according to the following terms: one-half of the principal amount of the 6% Notes are convertible at the election of the noteholders from and after 180 days after the date of issuance and at any time prior to full repayment of the principal amount of the 6% Notes; the entire principal amount of the 6% Notes is convertible at the election of the noteholders from and after 270 days after the date of issuance and at any time prior to full repayment of the principal amount of the 6% Notes. The conversion price for the 6% Notes is the lower of
(i) the closing bid price for the Class A Shares on NASDAQ, (ii) if the conversion date is less than 270 days after the date of issuance, 80% of the average closing bid price for Class A Shares on NASDAQ for the 5 trading days immediately preceding (but not including) the conversion date, or (iii) if the conversion date is more than 270 days after the date of issuance, 75% of the average closing bid price for Class A Shares on NASDAQ for the 5 trading days immediately preceding (but not including) the conversion date. The conversion price is adjustable in the event of a merger, sale of assets, reclassification of the Class A Shares, stock splits, and additional share issuances at less than the conversion price.

         On July 31,1998, the Company issued 44,431 Class A Shares and options to purchase 300,000 Class A Shares to James J. McCorry (collectively, the'"McCorry Shares") in consideration of Mr. McCorry joining the Company as President of the Habitat Solutions division of the Company and for the performance of certain services on behalf of the Company. The exercise price of the options is equal to the closing price of the Class A Shares on July 31, 1998. The issuance of the McCorry Shares was exempt from registration under
Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering. On September 10, 1998, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission in order to, among other things, register the McCorry Shares.

         In July and August 1998, the Company issued convertible debentures (the "Convertible Debentures") in the aggregate principal amount of $3,000,000, and warrants to purchase an aggregate of 1,451,786 Class A Shares in a private placement to three accredited investors. The issuance was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering. All proceeds received by the Company pursuant to this private placement were applied toward the working capital of the Company. On September 10, 1998, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission in order to, among other things, register the Class A Shares underlying the Convertible Debentures and related warrants.

         The Convertible Debentures bear interest at the rate of 7% per annum, payable quarterly beginning October 1, 1998, and mature in July and August, 2001, three years after their respective issuance dates. Any or all portion of the Convertible Debentures may be converted to Class A Shares any time after 240 days from their respective dates of issuance. Upon conversion, the holders of the Convertible Debentures will receive Class A Shares equal to the sum found by dividing the principal amount being converted, plus any accrued and unpaid interest on that amount, by the lesser of (i) 80% of the average closing bid during the three day trading period immediately preceding the conversion or
(ii) $2.10. The Convertible Debentures must be converted at their respective dates of maturity if: (i) the Class A Shares are listed on the OTC Bulletin Board or NASDAQ, (ii) the bid price of the Class A Shares is greater than $1.00 for the ten trading days immediately preceding the maturity date, (iii) there has not been any suspension in the trading of the Class A Shares on the OTC Bulletin Board or NASDAQ during the thirty trading days immediately preceding the maturity date, and (iv) the Company has been in full compliance with the terms and conditions of the Convertible Debenture agreement. If these conditions are not satisfied, the Company is required to pay the holders of the Convertible Debentures a sum of cash equal to the market value of the Class A Shares which such holders would have received if the Convertible Debentures had been converted.

         In conjunction with the issuance of the Convertible Debentures, the Company issued Common Stock Purchase Warrants ("B Warrants") to a finder. The B Warrants expire five years from their respective dates of issue and allow the holder to purchase 112,500 Class A Shares in the aggregate at an exercise price of $2.10 per Class A Share. If 50% or more of the voting power of the Company is disposed of in an exchange other than an exchange solely for cash the B Warrants may be used to purchase whatever assets or securities that the holder of the B Warrants would have been able to acquire had the B Warrants been previously used to purchase Class A Shares.

         On August 14, 1998, the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger dated July 2, 1998 by and among the Company, Troy Lighting, Inc. ("Troy") and others, pursuant to which a wholly-owned subsidiary of the Company merged with and into Troy, with Troy continuing as the surviving corporation and a wholly-owned subsidiary of the Company. The merger consideration paid by the Company consisted of a cash payment of $250,000 and the issuance of 650,000 Class A Shares (the "Troy Merger Shares") to the former shareholders of Troy. The Troy Merger Shares remain subject to adjustment, based upon the fair market value of the Troy Merger Shares on July 2, 1999. In addition, the Company agreed to cause Troy to repay S 1,700,000 in indebtedness to certain shareholders of Troy. The issuance of the Troy Merger Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering. On September 10, 1998, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission in order to, among other things, register the Troy Merger Shares.

         No underwriters were engaged by the Company in connection with any of the issuances described above and, accordingly, no underwriting discounts or commissions were paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following is a discussion of the financial condition and results of operations of the Company for the years ended June 30, 1997 and 1998.
It should be read in conjunction with the Selected Financial and Operating Data and the Company's Financial Statements, the related notes thereto, and the other financial and operating information included elsewhere in this Report. Certain statements contained or incorporated by reference in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

         Net Sales. The Company's net sales from operations for the fiscal year ended June 30, 1998, increased by $8,795,000, or 189.1%, to $13,447,000 from
$4,652,000 for the fiscal year ended June 30, 1997. Sales increased by $6,130,000 as a result of the Company's acquisitions of Henlor and MSI during March 1998. Net sales for the A.P.F. Master Framemakers division increased $2,665,000 for the year ended June 30, 1998, due to increased sales to a major wholesale customer.

         Cost of Goods Sold. The Company's cost of goods sold as a percentage of net sales was 61% for the year ended June 30, 1998, and 66% for the year ended June 30, 1997. The cost of sales for the A.P.F. Master Framemakers division declined from approximately 66% as of June 30, 1997 to 59% as of June 30, 1998. The cost of goods sold improved at the A.P.F. Master Framemakers division as a result of increased sales to a major wholesale customer and increases in factory productivity. The Company's cost of goods sold was further improved due to the acquisitions of Henlor and MSI. As a result of the acquisitions, the Company recorded rapid sales growth in the fourth Quarter of fiscal 1998.
During this period, the Company achieved savings in the cost of raw materials and direct labor as a percentage of sales as a result of manufacturing synergies resulting from the consolidation of manufacturing facilities of these two subsidiaries.

         Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses as a percentage of net sales totaled 30.4% for the year ended June 30, 1998, versus 55.2% for the year ended June 30, 1997. The reduction in the ratio of selling, general, and administrative expenses as a percentage of net sales for the year ended June 30, 1998 versus the prior period resulted primarily the increase in sales, the containment of the growth of administrative personnel which led to reduced salaries, benefits and travel expenses as a percentage of sales. Futhermore, discretionary spending for such items as stationery and supplies, advertising, and consulting fees were curtailed. These cost containments were achieved during the same periods that sales grew rapidly as a result of the above acquisition.

         Interest Expense. Interest expense as a percentage of net sales totaled approximately 4.1% for the year ended June 30, 1998, versus approximately 8.7% for the year ended June 30, 1997. Interest expense was approximately $152,000 higher in the year ended June 30, 1998 versus the year ended June 30, 1997, due largely to new debt to finance acquisitions.

         Other Income. Consulting and Management Fee income decreased $805,000 from fiscal 1997 to 1998. During 1997, the Company reflected $1,140,000 in revenues as a result of its non-cash transactions (sale of certain assets and other goods and services) with an affiliate. For the fiscal year ended June 30, 1998, the Company has recognized an aggregate of $335,000 in other income for consulting and management services rendered to affiliates.

         Net Income. For the year ended June 30, 1998, the Company realized net income of approximately $634,000 ($0.04 per share), versus net income of approximately $106,000 (($0.09) per share) for the year ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Management believes that future cash flow from operations will be sufficient to support the Company's operations. However, Company management continues to implement what it believes to be the changes deemed necessary to further increase positive cash flow and profitability. The Company has also undertaken efforts to obtain additional sources of financing to fund future acquisitions. No assurances can be given that these measures will generate the fiscal improvement sought by the Company.

      As of June 30, 1998, the Company reflected cash balances of approximately $4,036,000 as compared to cash balances of approximately $271,000 at June 30, 1997, representing an increase of $3,765,000. Net cash used in operating activities was approximately $338,000 for the fiscal year ended June 30, 1998, as compared to net cash used in operating activities of approximately $1,350,000 for the fiscal year ended June 30, 1997. The net cash used in operating activities during the year ended June 30, 1998 was primarily a result of net income of approximately $634,000 as well as the following approximate changes from continuing operations: increase in inventories of $139,000, an increase in accounts receivable of $417,000, an incease in other current assets of $539,000 and an increase in other assets of $1,354,000. The increase in cash provided by operating activities was largely due to increased sales at the Company's A.P.F. Master Framemakers division and cash provided by Henlor and MSI, companies which were acquired by the Company in March 1998.

      Net cash used in investing activities during the fiscal year ended
June 30, 1998 totaled $2,065,000 versus approximately $620,000 for the fiscal year ended June 30, 1997. During the fiscal year ended June 30, 1998, the Company invested $237,000 to acquire equipment, versus approximately $166,000 used to acquire equipment and other assets during the fiscal year ended June 30, 1997. The Company completed the acquisitions of Henlor and MSI, accounting for almost all of the Company's investing activities for the period.

      Net cash provided by financing activities totaled approximately $6,169,000 during the fiscal year ended June 30, 1998, verus approximately $2,238,000 during the fiscal year ended June 30, 1997. The increase in 1998 results primarily from the issuance of debt of approximately $3,143,000 and exercise of common stock warrants of approximately $3,873,000 offset by repayment of debt of approximately $847,000, versus issuance of debt of approximately $1,214,000 and exercise of warrants and options aggregating approximately $1,917,000, offset by repayment of debt approximating $894,000 in fiscal 1997.

      As of June 30, 1998, the Company's financial position reflected a working capital surplus of approximately $1,114,000, versus a working capital deficit of approximately $99,000 at June 30, 1997. As of June 30, 1998 versus June 30, 1997, there were increases in trade receivables of approximately $417,000, other assets of $1,354,000 and an increase in inventories of approximately $139,000.


      The Company declared a recorded date of December 10, 1997 for a dividend on its Series A 10% Cumulative Convertible Preferred Stock for the six-month period ending September 1996, March 1997 at September 1997. The dividend ($0.75 per perferred share) was paid on January 10, 1998 in the form of the Class A Shares. Retained earnings was charged $530,000 in December 1997 in conjunction with the issuance of these shares. The Company has not declared a subsequent record date.

On March 10, 1998, the Company entered into, and consummated, an Agreement and Plan of Merger among the Company, Vanguard Acquisition Corp., a wholly owned subsidiary of the Company, Henlor Inc. ("Henlor") and the shareholders of Henlor. The transaction was structured as a reverse triangular merger. As a result of the merger, Henlor now is a wholly owned subsidiary of the Company. Henlor, through its wholly owned subsidiary Vanguard Studios, Inc. ("Vanguard"), designs, manufactures and wholesales decorative accessories furnishings for the home, including framed hand-painted oil paintings, framed prints under glass, wall mirrors, lamps, sculptures and decorative tabletop accessories. The acquisition of Henlor provides the Company with an expanded breadth of product offerings.

Pursuant to the merger agreement, the purchase price paid to the shareholders of Henlor at closing consisted of a cash payment of $705,621 and the delivery of a subordinated promissory note in the aggregate principal amount of $794,379. In addition, the Company issued to the shareholders of Henlor an aggregate of 299,581 unregistered shares of its Class A Common Stock and the Company repaid indebtedness of Vanguard owed to the principal shareholders of Henlor in the amount of $294,379. All of the merger shares are being held in a one year escrow as security for the obligations of Henlor's former shareholders pursuant to the merger agreement, and the number of merger shares remains subject to adjustment based on the value of the merger shares of the second anniversary of the closing date (value of shares is fixed at $500,000).

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

SUBSEQUENT EVENTS

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

In conjunction with the issuance of the Convertible Debentures, the Company issued Common Stock Purchase Warrants ("A Warrants") to the holders of the Convertible Debentures. The A Warrants expire five years from their respective dates of issue and allow the holders to purchase 1,339,286 Class A Shares in the aggregate at an exercise price equal to the lessor of (i) 120% of the closing bid price of the Class A Shares on the trading day immediately preceding the respective issuance dates of the A Warrants, plus an amount equal to the Exercise Premium (as defined below) or (ii) 120% of the closing bid price of the Class A Shares on the Reset Date, which shall be a single date during the period commencing on the 91st day after the respective issuance dates of the A Warrants through and including the 210th day after the respective issuance dates of the A Warrants, to be designated by the holder of the A Warrant, plus an amount equal to the Exercise Premium. The "Exercise Premium" will be equal to 1/2 of the closing bid price of the Class A Shares on the trading day immediately preceding the exercise date of the A Warrant in question, less $4.11 per Class A Share, unless such closing bid price is less than $4.11 per share, in which case the Exercise Premium shall be $0.00.

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

YEAR 2000 COMPLIANCE

      The Company is currently in the process of evaluating and implementing changes to computer programs necessary to address the year 2000 issue. The Company does not anticipate any material additional costs with regard to its year 2000 compliance.

      The year 2000 issue is expected to affect the systems of various entities with which the Company interacts. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements


                                                                         Page

Report of Independent Public Accountants ..............................  F-1

Consolidated Financial Statements:

Consolidated Balance Sheet as of June 30, 1998 ........................  F-2

Consolidated Statements of Income for the
years ended June 30, 1998 and 1997 ....................................  F-3

Consolidated Statements of Changes in Stockholders'
Equity for the years ended June 30, 1998 and 1997 .....................  F-4

Consolidated Statements of Cash Flows for
the years ended June 30, 1998 and 1997 ................................  F-5-6

Notes to Consolidated Financial Statements ............................  F-7-27

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interiors, Inc. as of June 30, 1998 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


NEW YORK, NEW YORK
OCTOBER 9, 1998

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

COMMITMENTS AND CONTINGENCIES (NOTE 12)

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

                                INTERIORS, INC.

                              STATEMENTS OF INCOME

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                                1998            1997
                                                            ------------    ------------
NET SALES                                                   $ 13,447,234    $  4,796,131

EXPENSES:
         Cost of goods sold                                    8,268,922       3,075,821
         Selling, general, and administrative expenses         4,082,779       2,569,697
                                                            ------------    ------------
                             Total expenses                   12,351,701       5,645,518

         Income (Loss) from operations                         1,095,533        (849,387)

OTHER EXPENSE
         Amortization of goodwill                                 42,042            --
         Interest expense                                        557,341         405,048
         Financing charges - noncash                             305,716            --
         Gain on sale of investment                                 --          (201,013)
         Consulting and management fees                         (335,000)     (1,140,000)
                                                            ------------    ------------
                             Total other expense (income)        570,099        (935,965)

         Income from operations
             before (benefit) provision for taxes                525,434          86,578

(BENEFIT) FOR INCOME TAXES                                      (108,240)        (19,346)
                                                            ------------    ------------

NET INCOME                                                  $    633,674    $    105,924
                                                            ------------    ------------

EARNINGS PER COMMON SHARE:
         Basic                                              $       0.04    $      (0.09)
                                                            ------------    ------------
         Diluted                                            $       0.04    $      (0.09)
                                                            ------------    ------------

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION
         Basic                                                 7,251,193       4,527,160
                                                            ------------    ------------
         Diluted                                               8,154,083       4,527,160
                                                            ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                INTERIORS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                                           Series A              Class A               Class B
                                                                         Preferred Stock      Common Stock          Common Stock
                                                                       ------------------------------------------------------------
                                                                       Shares    Amount     Shares     Amount     Shares     Amount
                                                                       ------    ------     ------     ------     ------     ------
BALANCE, June 30, 1996                                                 790,000   $7,900   3,470,247    $3,470   2,039,500   $2,040

  Net proceeds from the exercise of common stock warrants                                   822,424       822
  Net proceeds from the exercise of preferred stock options            350,000    3,500
  Common stock issued to directors                                                           20,000        20
  Conversion of preferred stock to common stock                        (92,940)    (929)    278,820       279
  Increase in valuation of investment in Decor
  Conversion of Class B Common shares into Class A Common shares                            269,750       270    (269,750)   ($270)
  Common and preferred stock issued to BH Funding                      100,000    1,000     100,000       100
  Assumption of payroll tax liabilities - by officer in connection with Italia dissolution
  Common stock issued to liquidate debt                                                     300,000       300
  Net income through June 30, 1997
                                                                    ---------------------------------------------------------------
BALANCE, June 30, 1997                                               1,147,060  $11,471   5,261,241    $5,261   1,769,750   $1,770

  Sale of Treasury Stock
  Conversion of preferred stock to common stock                       (517,622)  (5,177)  1,552,866     1,553
  Class B Common Shares issued                                                                                    730,000      730
  Escrow shares                                                                           7,500,000     7,500
  Class A Common Shares issued for services rendered                                        226,670       227
  Common stock issued in connection with acquisitions                                     1,078,883     1,079
  Exercise of Class WA Warrants, net of expenses                                          2,607,116     2,607
  Warrants issued in connection with convertible debt
  Stock dividends declared December, 1997                                                   530,331       530
  Conversion of Class B Common shares into Class A Common shares                            394,750       395    (394,750)    (395)
  Issuance of Preferred Stock                                           50,000      500
  Conversion of promissory notes to Class A common                                          463,000       463
  Net income through June 30, 1998
                                                                    ---------------------------------------------------------------
BALANCE, June 30, 1998                                                 679,438   $6,794  19,614,857   $19,615   2,105,000   $2,105
                                                                       =======   ======  ==========   =======   =========   ======


                                                                   Additional
                                                                    Paid-In       Accumulated    Treasury      Note
                                                                    Capital        (Deficit)      Stock     Receivable      Total
                                                                    -------        ---------      -----     ----------      -----
BALANCE, June 30, 1996                                              $8,564,741    ($8,785,132)    ($600)    ($437,500)    ($645,081)

  Net proceeds from the exercise of common stock warrants            1,178,820                                            1,179,642
  Net proceeds from the exercise of preferred stock options            734,000                                              737,500
  Common stock issued to directors                                      14,980                                               15,000
  Conversion of preferred stock to common stock                            650
  Increase in valuation of investment in Decor                       1,624,501                                            1,624,501
  Conversion of Class B Common shares into Class A Common shares
  Common and preferred stock issued to BH Funding                      723,900                                              725,000
  Assumption of payroll tax liabilities - by officer in connection
         with Italia dissolution                                        75,344                                               75,344
  Common stock issued to liquidate debt                                299,700                                              300,000
  Net income through June 30, 1997                                                    105,924                               105,924
                                                                   ----------------------------------------------------------------
BALANCE, June 30, 1997                                             $13,216,636    ($8,679,208)    ($600)    ($437,500)   $4,117,830

  Sale of Treasury Stock                                               479,400                      600                     480,000
  Conversion of preferred stock to common stock                          3,624
  Class B Common Shares issued                                         510,270                               (510,500)          500
  Escrow shares                                                         (7,500)
  Class A Common Shares issued for services rendered                   350,993                                              351,220
  Common stock issued in connection with acquisitions                1,748,921                                            1,750,000
  Exercise of Class WA Warrants, net of expenses                     3,775,567                                            3,778,174
  Warrants issued in connection with convertible debt                  200,000                                              200,000
  Stock dividends declared December, 1997                              529,801       (530,331)
  Conversion of Class B Common shares into Class A Common shares
  Issuance of Preferred Stock                                          249,500                                              250,000
  Conversion of promissory notes to Class A common                     694,537                                              695,000
  Net income through June 30, 1998                                                    633,674                               633,674
                                                                   ----------------------------------------------------------------
BALANCE, June 30, 1998                                             $21,751,749    ($8,575,865)       $0     ($948,000)  $12,256,398
                                                                   ===========    ===========        ==     =========   ===========

  The accompanying notes are an integral part of these financial statements.

                                INTERIORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                                                                      YEARS ENDED
                                                                                                        JUNE 30
                                                                                               --------------------------
                                                                                                   1998           1997
                                                                                               -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net Income                                                                               $   633,674    $   105,924
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
      Photo-2-Art transaction                                                                         --       (1,140,000)
      Depreciation and amortization                                                                741,722        628,416
      Provision for losses on accounts receivable                                                  228,160        228,000
      Non-cash write off of non-productive asets                                                      --          534,049
      Non-cash financing charge                                                                    305,716         50,000
      Reduction of liabilities from dissolution of subsidiary                                         --         (586,509)
      Gain from sale of investment securities                                                         --         (201,013)
      Provision for dissolution of Italia                                                             --           56,000
      Provision for issuance of stock                                                                 --           15,000
      Royalty and commissions                                                                         --          144,000
CHANGES IN ASSETS AND LIABILITIES:
      Decrease (increase) in accounts receivable, trade                                           (416,843)      (390,228)
      Decrease (increase) in inventories                                                          (138,960)       200,475
      Decrease (increase) in prepaid expenses and other current assets                            (539,347)      (585,126)
      Decrease (increase) in other assets                                                       (1,354,345)       287,887
      Increase (decrease) in accounts payable and accrued expenses                                 202,456       (606,654)
      Increase (decrease) in net liabilities and accrued expenses of discontinued operations          --          (90,557)
      Net cash used in operating activities                                                       (337,767)    (1,350,336)
                                                                                               -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                        (237,255)      (166,621)
      Proceeds from sales of investments securities                                                   --          372,500
      Sale of investment in Decor Group, Inc.                                                         --         (826,000)
      Business acquistions net of stock issued                                                  (1,828,000)          --
                                                                                               -----------    -----------
      Net cash used in investing activities                                                     (2,065,255)      (620,121)
                                                                                               -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of debt                                                         3,142,796      1,214,369
      Repayments of debt and capitalized lease obligations                                        (846,602)      (893,788)
      Net proceeds from exercise of common stock warrants                                        3,873,174      1,179,642
      Net proceeds from exercise of preferred stock options                                           --          737,500
                                                                                               -----------    -----------
      Net cash provided by financing activities                                                  6,169,368      2,237,723
                                                                                               -----------    -----------
      Net increase (decrease) in cash                                                            3,766,346        267,266
CASH, beginning of period                                                                          269,244          4,142
                                                                                               -----------    -----------
CASH, end of period                                                                            $ 4,035,590    $   271,408
                                                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for -
      Interest                                                                                 $   449,554    $   241,959
      Taxes                                                                                         19,943          5,973
NON-CASH FINANCIAL ACTIVITIES:
Conversion of Series A Preferred Stock to Class A Common Stock                                        --              650
Stock issuance for financing charges                                                                  --          350,000
Stock issuance for consulting services in connection with Decor acquisition                           --          350,000
Debt Financing Costs                                                                               351,220           --
Debt issued for services rendered                                                                   45,000           --
Debt and Guarantee Reduction Through Treasury Stock Issuance                                       480,000           --
Stock Issuance Financed by note or Short-Term Receivable                                           760,500           --
Debt Discount-Warrants Issued                                                                      200,000           --
Promissory Note Conversion                                                                         695,000           --
Common Stock issued for preferred dividends                                                        530,531           --

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

The majority of the Company's sales are domestic. Sales to the largest customers totaled $4,274,521 and $1,786,000, or 32% and 38% of net sales respectively, for the years ended June 30, 1998 and June 30, 1997. Accounts Receivable due from the largest customers totaled approximately $451,000 and $373,000 as of June 30, 1998 and 1997 respectively.

The Company from time to time entered into transactions with related parties (See Note 13). To the extent that the Company is unable to attract and retain qualified independent persons to serve on its board of directors, conflicts of interest may arise due to these relationships.

-------------------------------------------------------------------------------
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

BASIS OF PRESENTATION

The consolidated statements of income, stockholders' equity and cash flows include the accounts of Interiors, Inc. and its wholly-owned subsidiaries Henlor, Inc. and Artmaster Studios, Inc., which are included from their respective dates of acquisition (refer to Note 4). Accordingly, significant intercompany accounts and transactions have been eliminated in the consolidation. Henlor and Artmaster were subsequently merged with the surviving entity, Henlor, changing its name to Vanguard Studios, Inc.


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


INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes have been provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities (See Note 15).


GOODWILL

In connection with the acquisitions of Henlor, Inc. and Artmaster Studios, Inc. amounts were paid in excess of the fair market value of the assets acquired. These amounts have been recorded as goodwill and are being amortized over 40 years. It is the Company's policy to evaluate the life and amount of goodwill on a continuous basis. Such evaluations are based on current market conditions and expected future cash flows.


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


EARNINGS PER COMMON SHARE

For the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, and excluding any potential dilution. For purposes of this calculation, common shares include both Class A and B shares of common stock. Net earnings per common share amounts assuming "diluted EPS" were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provision of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                Year Ended June 30, 1997                      Year Ended June 30, 1998
                          -------------------------------------------------------------------------------------
                             Income          Shares     Per Share        Income         Shares      Per Share
                           (Numerator)   (Denominator)   Amounts       (Numerator)   (Denominator)   Amounts
                          -------------------------------------------------------------------------------------
NET EARNINGS               $ 105,924                                   $ 633,674
LESS: DIVIDENDS
      ON PREFERRED STOCK:   (523,530)                                   (339,719)


BASIC EPS
Net earnings attributable
to common stock             (417,606)     4,527,160     $(0.09)          293,955      7,538,882      $ 0.04

EFFECT OF DILUTIVE
SECURITIES
Stock warrants                                                                          902,890

DILUTED EPS
Net earnings attributable
to common stock and
assumed warrant
exercises                  $(417,606)     4,527,160     $(0.09)         $293,955      8,154,083      $ 0.04
                             -------      ---------     ------          --------      ---------      ------

Conversion of Series A 10% Cumulative Preferred Stock not assumed for computation purposes since effect would be antidilutive.

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

-------------------------------------------------------------------------------
3.  INVESTMENT IN AFFILIATES
-------------------------------------------------------------------------------

INVESTMENT IN AFFILIATES CONSISTS OF THE FOLLOWING:

              INVESTMENT IN DECOR GROUP, INC. ("DECOR")(a)    $ 3,136,679
              INVESTMENT IN PHOTO-TO-ART(TM)("P-2-A")(b)        1,140,000
                                                              -----------
                                    TOTAL                     $ 4,276,679



(a) In the formation of Decor, the Company's intention was to create an affiliate with a corporate identity clearly separate and distinct from that of the Company and accordingly, pursuant to a March 3, 1996 agreement, Decor issued to the Company 250,000 shares of its Series A Non-Voting Convertible Preferred Stock (sold by Interiors in February
       1997) and an option to purchase 6,666,667 shares of its Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for issuance to Decor by the Company of 200,000 shares of its Class A Common Stock, and 200,000 shares of its Series A Convertible Preferred Stock (both of which have subsequently been sold by Decor) and a guarantee with respect to certain indebtedness should such indebtedness become necessary. All Decor related disclosures have been adjusted to reflect the following: (1) a one for two reverse stock split by Decor in October, 1996; and (2) Decor declared and issued a dividend on Decor common stock payable in the form of two shares of common stock for each one share of common stock held as of December 16, 1996; and, (3) a reverse stock split of one new share of common stock for each 3 shares held on October 7, 1997. Effective with the Interiors' exercise of the Option Shares in September 1996, for total cash consideration of $2,000, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust (the "Voting Trust".) The Voting Agreement terminated in July 1998. In addition, during the months of August and September 1996, the Company purchased 54,934 shares of Decor's Series C Non-Voting Convertible Preferred
       Stock convertible into three shares of Decor's common stock, at a cost of $824,000.

       On November 12, 1996, Decor completed an initial public offering of certain of its securities. The proceeds of such offering were used to acquire the net assets of Artisan House, Inc., a designer and manufacturer of wall hangings. Subsequent to Decor's initial public offering and currently, the Company owns approximately 79% of the total voting stock of Decor.

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

(b) The Company entered into an agreement effective June 1, 1997, with "P-2-A" a company which converts photographs into large-scale canvas oil paintings, whereby the Company agreed to sell certain canvas related assets as well as other goods and services to P-2-A in exchange for $600,000 in equity securities of P-2-A and $50,000 in cash. This agreement was amended as of June 30, 1997 to reflect an increase in value to $1,140,000. Such amounts are reflected as a cost basis investment on the Company's balance sheet as of June 30, 1998. The Company owns 270,000 shares of P-2-A stock and 120,000 warrants to purchase additional stock at $4.50 per share (less than 5% ownership of P-2-A.). The valuation ascribed to this transaction by the Company is comparable to the values received by unrelated investors in private placement transactions between those investors and P-2-A.

      For transactions with Decor and P-2-A during the years ended June 30, 1998 and 1997, refer to Note 13.

-------------------------------------------------------------------------------
4.  ACQUISITIONS AND DISPOSITIONS
-------------------------------------------------------------------------------

      On March 10, 1998, the Company entered into, and consummated, an Agreement and Plan of Merger among the Company, Vanguard Acquisition Corp., a wholly owned subsidiary of the Company, Henlor Inc. ("Henlor") and the shareholders of Henlor. The transaction was structured as a reverse triangular merger. As a result of the merger, Henlor now is a wholly owned subsidiary of the Company. Henlor, through its wholly owned subsidiary Vanguard Studios, Inc. ("Vanguard"), designs, manufactures and wholesales decorative accessories furnishings for the home, including framed hand-painted oil paintings, framed prints under glass, wall mirrors, lamps, sculptures and decorative tabletop accessories. The acquisition of Henlor provides the Company with an expanded breadth of product offerings.

      Pursuant to the merger agreement, the purchase price paid to the shareholders of Henlor at closing consisted of a cash payment of $705,621 and the delivery of a subordinated promissory note in the aggregate principal amount of $794,379. In addition, the Company issued to the shareholders of Henlor an aggregate of 299,581 unregistered shares of its Class A Common Stock and the Company repaid indebtedness of Vanguard owed to the principal shareholders of Henlor in the amount of $294,379. All of the merger shares are being held in a one year escrow as security for the obligations of Henlor's former shareholders pursuant to the merger agreement, and the number of merger shares remains subject to adjustment based on the value of the merger shares of the second anniversary of the closing date (value of shares is fixed at $500,000).

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

      Following are pro forma statements of income information which reflects theses transactions as if they occured at the beginning of each year ended June 30, 1998 and 1997.

INTERIORS, INC.
PRO FORMA INTERIM FINANCIAL INFORMATION FOR INTERIORS AND COMBINED COMPANIES

STATEMENT OF OPERATIONS

                                                       Interiors     Vanguard    Artmaster
                                                      12 mths to    12 mths to   12 mths to
                                                        6/30/98      6/30/98      6/30/98      Adjustments     Total

SALES AND OTHER REVENUES :
 Net Sales                                                7,317       13,480        6,829              -      27,626
                                                                                                                   -
                                                  --------------------------------------------             ----------
Total Sales and Other Revenues                            7,317       13,480        6,829              -      27,626
                                                  --------------------------------------------             ----------

EXPENSES :
 Cost of goods sold                                       4,343        8,964        4,398                     17,705
 Selling, general, and administrative                     2,251        4,416        2,157              -       8,824

                                                  ---------------------------------------------            ----------
Total Expenses :                                          6,594       13,380        6,555                     26,529
                                                  ---------------------------------------------            ----------

Income (loss) from operations :                             723          100          274                      1,097

                                                              -                                        -           -
 Amortization of intangibles                                 41                                      124         165
Consulting and management fees                             (335)          67         (668)             -        (936)
INTEREST EXPENSE                                            747         (330)        (130)           449         736

Income (loss) from operations before
  (benefit) provision for taxes                             270          363        1,072                      1,132

PROVISION FOR TAXES                                         (55)           -            -            (45)       (100)

Income(loss) from operations                                325          363        1,072                      1,232


Basic EPS                                                  0.04                                                 0.04
Diluted EPS                                                0.04                                                 0.04
Shares (000)                                              7,251                                                7,251
Shares (000)                                              8,154                                                8,154

PRO FORMA FINANCIAL INFORMATION REFLECTS ADJUSTMENTS FOR INCREASED INTEREST EXPENSES AND GOODWILL.

INTERIORS, INC.
PRO FORMA INTERIM FINANCIAL INFORMATION FOR INTERIORS AND COMBINED COMPANIES

STATEMENT OF OPERATIONS

                                                    Interiors     Vanguard      Artmaster   Adjustments  Combined
                                                     yr. end      9mo. end       yr. end
                                                     6/30/97       7/31/97       3/28/97

SALES AND OTHER REVENUES :
Net Sales                                            $ 4,652       $ 9,700       $ 8,292                  $22,644
Royalty & commission revenues                            144                                                  144
Proceeds from sales to Photo-To-Art                    1,140                                                1,140
                                                  ------------------------------------------            ---------
Total Sales and Other Revenues                         5,936         9,700         8,292                   23,928
                                                  ------------------------------------------            ---------

EXPENSES :
 Cost of goods sold                                    3,076         6,099         5,955                   15,130
 Selling, general, and administrative                  2,570         3,380         2,477                    8,427
 Amortization of intangibles                                                                   441            441
                                                  ------------------------------------------            ---------
Total Expenses                                         5,646         9,479         8,432                   23,998
                                                  ------------------------------------------            ---------

Income (loss) from operations                            291           222          (140)                     (70)

GAIN ON SALE OF INVESTMENT                               201                                                  201
OTHER INCOME (EXPENSE), Net                                0           163             8                      171
INTEREST EXPENSE                                        (405)         (321)         (125)    (297)         (1,148)

Income (loss) from operations before
  (benefit) provision for taxes                           87            64          (257)                    (846)

(BENEFEIT) PROVISION FOR TAXES                           (19)            4             1                      (14)

Income(loss) from continuing operations              $   106       $    60       $  (258)                 $  (832)


Basic EPS                                            $(0.09)                                              $ (0.24)
Diluted EPS                                          $(0.09)                                              $ (0.24)
Shares (000)                                          4,527                                                 5,606
Shares (000)                                          4,527            300           779                    5,606

PRO FORMA FINANCIAL INFORMATION REFLECTS ADJUSTMENTS FOR INCREASED INTEREST EXPENSES AND GOODWILL.

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
                                                          ------------

-------------------------------------------------------------------------------
7.  PROPERTY AND EQUIPMENT, AT COST
-------------------------------------------------------------------------------

The components of property and equipment are as follows:

                                                          JUNE 30, 1998

              Machinery and equipment                     $   3,399,404
              Furniture and fixtures                            531,007
              Leasehold improvements                          1,153,797
                                                          -------------
                                                              5,084,208
              Accumulated depreciation
              and amortization                               (3,789,399)
                                                          -------------
              TOTAL                                       $   1,294,809
                                                          -------------

    Depreciation expense was approximately $485,000 and $200,000 for the years ended June 30, 1998 and 1997, respectively.

-------------------------------------------------------------------------------
8.  OTHER ASSETS
-------------------------------------------------------------------------------

The components of others assets are as follows:

                                                          JUNE 30,1998

              GOODWILL                                    $  6,677,228
              OTHER                                          1,720,191
                                                          ------------
              TOTAL                                       $  8,397,419
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

-------------------------------------------------------------------------------
9.  ACCRUED LIABILITIES
-------------------------------------------------------------------------------

                                                          JUNE 30, 1998

              SALARIES AND EMPLOYEE BENEFITS              $     599,008
              PAYROLL TAXES (a)                                 165,949
              EMPLOYEE SETTLEMENTS (b)                          291,156
              RENT                                              244,988
              DEFERRED RENT                                      82,657
              UNION DUES AND BENEFITS (c)                       226,291
              PROFESSIONAL FEES                                 251,351
              INSURANCE                                          10,970
              INTEREST                                          198,900
              ROYALTIES & COMMISSIONS                           185,500
              INCOME TAXES                                       37,731
              OTHER                                             130,511
                                                          -------------
              TOTAL                                       $   2,425,012
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

(b) Pursuant to the Company's June 30, 1996 settlement with Ann Stevens (the "Settlement") a former executive of the Company and sister of the President and Chief Executive Officer, the Company issued to Michael Levine as escrow agent (the "Escrow Agent") 1,250,000 unregistered shares of the Company's Class B Common shares (the "Escrow Shares".) The Company issued additional Class A common stock aggregating 12,500,000 through September 1998 in accordance with the anti-dilution terms of the agreement. The Escrow Agent shall not vote the Escrow Shares unless the Company defaults on its obligations under the Agreement. Upon satisfaction of such obligations, the Escrow Agent shall return the Escrow Shares to the Company. To date the Company has not defaulted on this agreement and has accrued $291,156 as of June 30, 1998, in connection with the settlement.

(c) Union Agreement - Effective April 1, 1998, the Company signed a five-year (with an additional two-year automatic renewal) union contract for its members under the terms of a collective bargaining agreement. None of the Company's employees have been on strike, or threatened to since the Company's inception and the Company believes its relationship with all of its personnel is satisfactory. The Company owes the Union approximately $235,000 as of this filing and has agreed to retire this amount through monthly payments of $11,000.

-------------------------------------------------------------------------------
10.  NOTES PAYABLE
-------------------------------------------------------------------------------


      NOTES PAYABLE                                              JUNE 30, 1998
      -------------                                              -------------

      BANK LINE OF CREDIT (a)                                    $    285,000

      NOTES PAYABLE, DUE APRIL 28, 1999 TO BH FUNDING,
      BEARING INTEREST AT 15% PAYABLE QUARTERLY (d)                   375,000

      NOTES PAYABLE DUE DECEMBER 31, 1998 TO
      EKISTICS CORP., BEARING INTEREST AT 12%, PAYABLE MONTHLY (b)    250,000

      FINANCING AGREEMENT WITH A SECURED LENDER (c)                   892,213

      NOTES PAYABLE, DUE MARCH 31, 1999 TO AN INDIVIDUAL
      BEARING INTEREST AT 10% (e)                                     810,000

      NOTE PAYABLE, DUE DECEMBER 1, 2000, TO AN INDIVIDUAL
      BEARING INTEREST AT 8% PAYABLE QUARTERLY (f)                    794,379

      FINANCING AGREEMENT WITH A SECURED LENDER (g)                 2,560,338

      NOTE PAYABLE, DUE APRIL 16, 2001, TO MORGAN STEEL               250,000
      LTD.  BEARING INTEREST AT 15% PAYABLE MONTHLY (h)

      NOTES PAYABLE DUE MARCH 19, 2000 BEARING INTEREST
      BEARING INTEREST AT 6% PAYABLE QUARTERLY (i)                  1,700,000

      PROMISSORY NOTES (j)                                            555,000

      Discount                                                       (180,000)

      OTHER NOTES PAYABLE                                             156,430
                                                                 ------------
               TOTAL                                                8,448,360
                                                                 ------------
      LESS CURRENT PORTION                                          5,621,930
                                                                 ------------
      LONG-TERM PORTION                                          $  2,826,430
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

(c) During February 1996 Interiors entered into an agreement with United Credit Corporation ("UCC") a New York based lender whereby it borrowed pursuant to an asset-related formula. The agreement remains in effect, and may be terminated by either party upon notice to the other and payment of the commitment fee for the unexpired term of this agreement. The lender advanced the Company 80% of eligible receivables. Upon collection of the receivable, the lender remits the balance of 20%. Interest is calculated on the daily cash balance at the rate of prime plus 9% per annum (17% as of the date of this filing) or a minimum of 18% per annum against a minimum monthly defined compensation of $3,000. In addition, the secured lender received personal guarantees from Max Munn, President and Chief Executive Officer of the Company, and his spouse.

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

(g) On April 19, 1995 Vanguard Studios entered into an agreement with Capital Factors, Inc., a Florida based lender, whereby it borrowed pursuant to an asset-related formula. The agreement, including various revisions, remains in effect as of June 30, 1998. According to the agreement, the lender, upon confirmation of shipments, will advance the company 85% of the receivable. Interest is calculated on the daily cash balance at the rate of 6.75% above the Prime Rate (15.25% as of the date of this filing). The maximum loan amount is set at $3,000,000, which includes a borrowing limit of $1,200,000 on inventory, based on 50% of the total inventory reported. On October 17, 1997, the Company arranged for additional financing from this lender in the form of a term loan for $152,000. Interest will be calculated at 1.75% above the Prime Rate. This loan will be payable in monthly installments concluding on September 1, 2000.

(h) During April 1998, the Company issued a convertible note in the amount of $250,000. This note is due April 16, 2001, and bear interest at 15% per annum payable monthly. This debenture is convertible at the holders' election into Class A Shares at the rate of $1.75 per share. Class B Warrants to purchase 15,000 shares of Class A Common Stock and Class C Warrants to purchase 15,000 shares of Series A Preferred Stock were issued in connection with this note. These options were valued using the Black Scholes model and the discount was determined to be immaterial to the consolidated financial statements.

(i) During March 1998, the Company issued convertible notes in the amount of $1,700,000. These notes are due March 19, 2000 and bear interest at 6% per annum payable quarterly. Any default in payment of interest triggers a default interest rate of 16% per annum. The holders have the right, from and after 180 days after the issuance of the notes to convert up to one-half of the outstanding and unpaid principal portion of the notes into Class A shares based upon a formula involving the five previous trading days of the shares. The terms of these notes required issuance of 175,000 two-year warrants to purchase Class A Common Stock at $1.75 per share. Warrants to purchase 198,333 shares of Class A common stock were issued in connection with these notes. These options were valued using the Black Scholes model and discount was recorded accordingly.

(j) During March, 1998 the Company issued convertible subordinated notes in the aggregate principle amount of $1,270,000. These notes are due March 17, 2001 and bear interest at 15% per annum payable quarterly. These notes are secured by stock of Henlor and are convertible at the election of the holders into Class A Shares at the range of $1.50-$1.75 per share. The associated capitalized deferred issuance expenses were charged to operations. The terms on this note required issuance of 100,000 two-year warrants with an exercise price of $1.75 per warrant for each Class A Common Share. As of June 30,1998, $695,000 of these notes were converted into Class A Shares and Warrants to purchase 286,000 shares of Series A Preferred Stock and 27,000 shares of Class A common stock were issued in connection with these notes. The warrants were valued using the Black Scholes formula and discount was recorded accordingly.

         Aggregate Maturities of Notes Payable over the next five years (inclusive of aggregate amounts due under Financing Agreements which are classified as current) are as follows:

                  1999                       $5,621,930
                  2000                        1,991,586
                  2001                          791,586
                  2002                           43,258
                  2003                               --
                                             ----------
                    TOTAL                    $8,448,360

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

         In December 1997, the Company's Board of Directors declared a stock dividend equivalent to $0.75 per share to its series A 10% Cumulative Convertible Preferred Stockholders of record as of the close business on December 10, 1997 (The "Record Date"). Accordingly, 530,331 shares of the Company's Class A Common Stock was issued for this purpose retained earnings was charged $530,331 in January 1998 in conjunction with the issuance of these shares.

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

         Pursuant to the Company's June 30, 1996 settlement with Ann Stevens (the "Settlement") a former executive of the Company and sister of the President and Chief Executive Officer, the Company issued to Michael Levine as escrow agent (the "Escrow Agent") 1,250,000 unregistered shares of the Company's Class B Common shares (the "Escrow Shares".) The Escrow Agent shall not vote the Escrow Shares unless the Company defaults on its obligations under the agreement. Upon satisfaction of such obligations, the Escrow Agent shall return the Escrow Shares to the Company. To date the Company has not defaulted on this agreement, and has accrued $291,156 as of June 30, 1998 in connection with the settlement.

         WARRANTS AND OTHER

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

         The Company accounts for its plan under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted during 1996 and 1997 have been granted at the fair value of Company's common stock. Had compensation cost for these plans been determined in accordance with SFAS 123, the Company's net income and EPS would have been reduced as follows:

                                       YEAR ENDED JUNE 30   YEAR ENDED JUNE 30
                                       ------------------   ------------------
                                            1998                    1997

         NET INCOME   AS REPORTED....     $633,674                $105,924
                      PRO FORMA......      (88,232)                105,924

         BASIC EPS    AS REPORTED....        $.04                   $(.09)
                      PRO FORMA......       $(.06)                  $(.09)

         DILUTED EPS  AS REPORTED....        $.04                   $(.09)
                      PRO FORMA......       $(.06)                  $(.09)


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

-------------------------------------------------------------------------------
12. COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

OPERATING LEASES

On January 1, 1997, the Company entered into a lease agreement that provides for the leasing of a 70,000 square foot site which serves as the Company's principal office and manufacturing facility. The term of the lease expire December 31, 2001, with an option by the Company for a five-year extension. This lease requires minimum annual lease payments of approximately $168,000 (net of $63,000 sublease to P-2-A).

P-2-A has agreed to sublease approximately 21,000 square feet of office and manufacturing space from the Company at an annual rental rate of $63,000 per year lease rent escalations. The term of the sublease is from June 1, 1997 to December 31, 2001. Minimum annual lease payments approximate $442,800.

The Company leases its facilities in California under operating leases expiring in December 1999. Minimum annual lease payments approximate $442,800.

In addition, the Company leases showroom facilities in High Point, North Carolina (three showrooms), San Francisco, California (three showrooms), New York, New York (two showrooms), Dallas, Texas (two showrooms) and Atlanta, Georgia, as well as a small retail outlet in Yonkers, New York. The showroom sizes range from 300 square feet to approximately 9,800 square feet and rent aggregates approximately $480,000 per annum.

The approximate future minimum lease on payments per fiscal year under operating leases exclusive of sublease income are as follows:


                   1999                           1,141,503
                   2000                             785,223
                   2001                             338,883
                   2002                             219,580

                   2003                              54,798

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

CONSULTING ARRANGEMENTS

Refer to Note 13 for discussion of these arrangements.

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

On January 9,1998, Laurie Munn, wife of the Company's President and CEO, obtained an option to purchase the above 1,250,000 Escrow Shares at fair value at the date of the grant. Due to the substance of this grant, the wife of the CEO, Laurie Munn's options are accounted for as if she is an employee of the Company. This option was issued to Laurie Munn in consideration, amongst other things, for her continuing personal guarantees of Company obligations to several lenders, including BH Funding. In addition, Laurie Munn purchased 730,000 shares of Class B common stock at $.70 per share, the approximate fair value of such shares at the time of the purchase. The purchase price is due in annual installments through January 2005 at an interest rate of 6.6%. The purchased stock is the collateral for this obligation.

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

-------------------------------------------------------------------------------
15. PROVISION (BENEFIT) FOR INCOME TAXES
-------------------------------------------------------------------------------

The income tax (benefit) provision consists of:

                                                  YEAR ENDED JUNE 30
                                                  ------------------
                                               1998              1997
         CURRENT INCOME TAXES:

         FEDERAL                             $_______           $______
         STATE AND LOCAL                       52,543            10,654
         DEFERRED INCOME TAX                 (160,783)          (30,000)
                                             ---------          --------
            TOTAL                             108,240           $19,346




The benefit from the Company's net operating loss ("NOL") carry forward for Federal income tax purposes is approximately $4,500,000 (which expire through 2011). The deferred tax asset of approximately $1,500,000 is comprised primarily of net operating losses. The utilization of such NOL's maybe limited in the future due to changes in ownership.

Through June 30, 1996, all deferred tax assets were fully reserved. For the years ending June 30, 1998 and 1997, the Company has determined it is "more likely than not" that at least a portion of its deferred tax assets with be utilized. Accordingly, the previously recorded valuation allowance has been reduced by $30,000 for the year ended June 30, 1997 and by approximately $161,000 in 1998.

The reduction of the valuation allowance in both 1998 and 1997 was calculated at the statutory federal income tax rate. State income taxes have been recorded based upon the applicable state requirements.

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

In conjunction with the issuance of the Convertible Debentures, the Company issued Common Stock Purchase Warrants ("A Warrants") to the holders of the Convertible Debentures. The A Warrants expire five years from their respective dates of issue and allow the holders to purchase 1,339,286 Class A Shares in the aggregate at an exercise price equal to the lessor of (i) 120% of the closing bid price of the Class A Shares on the trading day immediately preceding the respective issuance dates of the A Warrants, plus an amount equal to the Exercise Premium (as defined below) or (ii) 120% of the closing bid price of the Class A Shares on the Reset Date, which shall be a single date during the period commencing on the 91st day after the respective issuance dates of the A Warrants through and including the 210th day after the respective issuance dates of the A Warrants, to be designated by the holder of the A Warrant, plus an amount equal to the Exercise Premium. The "Exercise Premium" will be equal to 1/2 of the closing bid price of the Class A Shares on the trading day immediately preceding the exercise date of the A Warrant in question, less $4.11 per Class A Share, unless such closing bid price is less than $4.11 per share, in which case the Exercise Premium shall be $0.00.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Items 9, 10, 11, and 12 are incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Securities and Exchange Commission no later than October 28, 1998.

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K

(a)      1.   Financial Statements:

              The Financial Statements are incorporated herein as part of Item 7 of this Report.

         2.   Exhibits:

              See Index on Page E-1 of this Report.

(b)       Reports on Form 8-K:

          The following reports on Form 8-K were filed during the last quarter of fiscal year ended June 30, 1998:

         (a) Company's Current Report on Form 8-K, as filed with the Commission on March 25, 1998 and as amended by the Company's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on May 26, 1998;

         (b) Company's Current Report on Form 8-K, as filed with the Commission on April 6, 1998 and as amended by the Company's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on May 29, 1998;

         (c) Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 10, 1998 and as amended by the Company's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on October 9, 1998; and

         (d) Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 28, 1998 and as amended by the Company's Current Report on Form 8-K/A as filed with the Securities and Exchange Comission on October 9, 1998.

The Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 25, 1998 and as amended by the Company's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on May 26, 1998 includes the description of the acquisition of Henlor and the financial statements of Henlor which have been audited by Thomashow, Brown & Paialii, independent public accountants, as indicated in their report with respect thereto. The Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 1998 and as amended by the Company's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on May 29, 1998 includes the description of the acquisition of MSI and the financial statements of MSI which have been audited by Kellogg & Andelson, independent public accountants, as indicated in their report with respect thereto. The Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 10, 1998 and as amended by the Company's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on October 9, 1998 includes the description of the acquisition of Windsor and financial statements of Windsor which have been audited by Rubin, Brown, Gornstein & Co., independent public accountants, as indicated in their report with respect thereto. The Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 28, 1998 and as amended by the Company's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on October 9, 1998 includes the description of the acquisition of Troy and financial statements of Troy which have been audited by Deloitte & Touche LLP, independent public acountants, as indicated in their report with respect thereto.

                                 EXHIBIT INDEX

 Exhibit                     Description of Exhibit
   No.                       ----------------------
   ---

   2.1 Agreement and Plan of Merger, dated March 10, 1998, by and among Interiors, Vanguard Acquisition Corp., a wholly-owned subsidiary of Interiors, Henlor and the shareholders of Henlor.7/

   2.2 Agreement and Plan of Merger, dated March 23, 1998, by and among Interiors, Artmaster, MSI and certain shareholders of MSI.8/

   2.3 Agreement and Plan of Merger, dated April 21, 1998, by and between Interiors and Decor.

   2.4 Agreement and Plan of Merger, dated July 2, 1998, by and among Troy Acquisition Corp., Interiors, Troy, Barry R. Jackson, and Todd R. Langner ("Langner").10/

   2.5 Stock Purchase Agreement, dated July 30, 1998, by and between Interiors and Bentley International, Inc.9/

   3.1        Certificate of Incorporation of Interiors.1/

   3.2        Certificate of Ownership and Merger between Interiors, Inc.
              and A.P.F. Holdings, Inc.1/

   3.3        Certificate of Amendment of Certificate of Incorporation of
              Interiors.2/

   3.4        Certificate of Designations, Rights and Preferences of
              Interiors.2/

   3.5 Certificate for Restoration, Renewal and Revival of the Certificate of Incorporation.

   3.6        Certificate of Merger of Interiors, Inc. into Interiors Holdings,
              Inc.

   3.7        By-Laws of Interiors.1/

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

   4.6        Specimen Class A Common Stock Certificate.2/

   4.7        Specimen Class B Common Stock Certificate.2/

   4.8        Specimen Class WB Warrant Certificate.2/

   4.9        First Amendment to Warrant Agreement. 3/

   4.10 Convertible Note, dated April 7, 1998, in favor of Beeston Investment, Ltd. ("Beeston"), in the amount of $200,000.

   4.11 Common Stock Purchase Warrant, dated April 7, 1998, issued by Interiors to Beeston.

   4.12 Convertible Note, dated March 19, 1998, in favor of Austost Anstalt Schaan ("Austost"), in the amount of $750,000.

   4.13 Convertible Note, dated March 19, 1998, in favor of Balmore Funds S.A. ("Balmore"), in the amount of $375,000.

   4.14 Convertible Note, dated March 19, 1998, in favor of Tusk Investment Inc. ("Tusk"), in the amount of $375,000.

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

   4.20 7% Convertible Debenture due July 29, 2001, dated July 30, 1998, in the amount of $1,250,000, issued by Interiors to RBB Bank AG ("RBB").

   4.21 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Dominion.

   4.22 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Sovereign.

   4.23 Common Stock Purchase Warrant A to Purchase 535,714 Shares of Common Stock of Interiors, dated July 30, 1998, issued by Interiors to RBB.

   4.24 Common Stock Purchase Warrant B to Purchase 50,000 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Cardinal Capital Management Inc. ("Cardinal").

   4.25 Common Stock Purchase Warrant B to Purchase 62,500 Shares of Common Stock of Interiors, dated July 30, 1998, issued by Interiors to Cardinal.

   4.26 Registration Rights Agreement, dated July 27, 1998, by the Holders listed therein and Interiors.

   4.27 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, issued by Interiors to Sovereign.

   4.28 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, issued by Interiors to Dominion.

   4.29 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Sovereign.

   4.30 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Dominion.

   4.31 Registration Rights Agreement, dated August 25, 1998, by the Holders listed therein and Interiors.

   10.1 Security Agreement, dated November 13, 1990, between Interiors and United Credit Corporation and amendments thereto dated November 13, 1990, January 7, 1992 , October 11, 1991, December 15, 1992 and June 23, 1993.1/

   10.2 Agreement, dated April 1, 1991, between Production, Merchandising & Distribution Employees Union, Local 210, affiliated with The International Brotherhood of Teamsters, Chauffeurs, Warehouseman and Helpers of America, AFL-CIO and Interiors.1/

   10.3 Form of Security Agreement between Interiors and certain bridge lenders.1/

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

   10.9 General Loan and Security Agreement, dated July 7, 1994, between Interiors and The Bank of New York ("BNY").5/

   10.10 Promissory Note, dated July 7, 1994, in favor of BNY, in the principal amount of $950,000.5/

   10.11 General Guarantees, dated July 7, 1994, of Ann Stevens, Theodore Stevens and Max Munn to BNY.5/

   10.12 Consulting Agreement, dated October 1, 1993, between Morris Munn and Interiors.5/

   10.13      Demand Note, dated February 8, 1996, issued by Interiors to Max
              Munn. 6/

   10.14 Employment Agreement, dated January 1, 1998, between Interiors and Max Munn.

   10.15 Promissory Note, dated March 10, 1998, made by Interiors in favor of Michael H. Greeley ("Greeley"), in the principal sum of $794,379.

   10.16 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $3,300,300.9/

   10.17 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $2,000,000.9/

   10.18 Consulting Agreement, dated July 30, 1998, by and among Windsor Art, Inc., Lloyd R. Abrams, and Interiors. 9/

   10.19 Securities Purchase and Registration Rights Agreement, dated July 30, 1998, by and among Max Munn, Bentley, and Interiors. 9/

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

   10.24      Agreement, dated July 29, 1998, between Local 210 and Interiors.


   11.1       Statement re: computation of per share earnings.

   21.1       Subsidiaries of the Registrant.

   99.1       U.S. Patent and Trademark Office Trademark Reg- No. 1,736,623.1/

   99.2       U.S. Patent and Trademark Office Service Mark Reg. No.
              1,783,694.1/

   1/ Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 33-77288-NY) (the "Registration Statement"), which exhibit is incorporated herein by reference.

   2/ Previously filed as an exhibit to Amendment No. 1 to the Registration Statement, which exhibit is incorporated herein by reference.

   3/ Previously filed as an exhibit to Amendment No. 2 to the Registration Statement, which exhibit is incorporated herein by reference.

   4/ Previously filed as an exhibit to Amendment No. 3 to the Registration Statement, which exhibit is incorporated by reference.

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

                                            INTERIORS, INC.

                                            By: /s/ MAX MUNN
                                               ------------------------------
                                                Name:  Max Munn
                                                Title: President, Chief
                                                       Executive Officer and
                                                       Chief Financial Officer


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                          Title                          Date
---------                          -----                          ----

/s/ MAX MUNN             President, Chief Executive        October 16, 1998
-----------------------  Officer, Chief Financial Officer
Max Munn                 and Director

/s/ ROGER LOURIE         Director                          October 16, 1998
-----------------------
Roger Lourie

/s/ RICHARD JOSEPHBERG   Director                          October 16, 1998
-----------------------
Richard Josephberg

                                 EXHIBIT INDEX

EXHIBIT
NO.                         DESCRIPTION OF EXHIBIT
-------                     ---------------------


   2.1 Agreement and Plan of Merger, dated March 10, 1998, by and among Interiors, Vanguard Acquisition Corp., a wholly-owned subsidiary of Interiors, Henlor and the shareholders of Henlor.7/

   2.2 Agreement and Plan of Merger, dated March 23, 1998, by and among Interiors, Artmaster, MSI and certain shareholders of MSI.8/

   2.3 Agreement and Plan of Merger, dated April 21, 1998, by and between Interiors and Decor.

   2.4 Agreement and Plan of Merger, dated July 2, 1998, by and among Troy Acquisition Corp., Interiors, Troy, Barry R. Jackson, and Todd R. Langner ("Langner").10/

   2.5 Stock Purchase Agreement, dated July 30, 1998, by and between Interiors and Bentley International, Inc.9/

   3.1        Certificate of Incorporation of Interiors.1/

   3.2        Certificate of Ownership and Merger between Interiors, Inc.
              and A.P.F. Holdings, Inc.1/

   3.3        Certificate of Amendment of Certificate of Incorporation of
              Interiors.2/

   3.4        Certificate of Designations, Rights and Preferences of
              Interiors.2/

   3.5 Certificate for Restoration, Renewal and Revival of the Certificate of Incorporation.

   3.6        Certificate of Merger of Interiors, Inc. into Interiors Holdings,
              Inc.

   3.7        By-Laws of Interiors.1/

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

   4.6        Specimen Class A Common Stock Certificate.2/

   4.7        Specimen Class B Common Stock Certificate.2/

   4.8        Specimen Class WB Warrant Certificate.2/

   4.9        First Amendment to Warrant Agreement. 3/

   4.10 Convertible Note, dated April 7, 1998, in favor of Beeston Investment, Ltd. ("Beeston"), in the amount of $200,000.

   4.11 Common Stock Purchase Warrant, dated April 7, 1998, issued by Interiors to Beeston.

   4.12 Convertible Note, dated March 19, 1998, in favor of Austost Anstalt Schaan ("Austost"), in the amount of $750,000.

   4.13 Convertible Note, dated March 19, 1998, in favor of Balmore Funds S.A. ("Balmore"), in the amount of $375,000.

   4.14 Convertible Note, dated March 19, 1998, in favor of Tusk Investment Inc. ("Tusk"), in the amount of $375,000.

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

   4.20 7% Convertible Debenture due July 29, 2001, dated July 30, 1998, in the amount of $1,250,000, issued by Interiors to RBB Bank AG ("RBB").

   4.21 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Dominion.

   4.22 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Sovereign.

   4.23 Common Stock Purchase Warrant A to Purchase 535,714 Shares of Common Stock of Interiors, dated July 30, 1998, issued by Interiors to RBB.

   4.24 Common Stock Purchase Warrant B to Purchase 50,000 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Cardinal Capital Management Inc. ("Cardinal").

   4.25 Common Stock Purchase Warrant B to Purchase 62,500 Shares of Common Stock of Interiors, dated July 30, 1998, issued by Interiors to Cardinal.

   4.26 Registration Rights Agreement, dated July 27, 1998, by the Holders listed therein and Interiors.

   4.27 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, issued by Interiors to Sovereign.

   4.28 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, issued by Interiors to Dominion.

   4.29 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Sovereign.

   4.30 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Dominion.

   4.31 Registration Rights Agreement, dated August 25, 1998, by the Holders listed therein and Interiors.

   10.1 Security Agreement, dated November 13, 1990, between Interiors and United Credit Corporation and amendments thereto dated November 13, 1990, January 7, 1992 , October 11, 1991, December 15, 1992 and June 23, 1993.1/

   10.2 Agreement, dated April 1, 1991, between Production, Merchandising & Distribution Employees Union, Local 210, affiliated with The International Brotherhood of Teamsters, Chauffeurs, Warehouseman and Helpers of America, AFL-CIO and Interiors.1/

   10.3 Form of Security Agreement between Interiors and certain bridge lenders.1/

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

   10.9 General Loan and Security Agreement, dated July 7, 1994, between Interiors and The Bank of New York ("BNY").5/

   10.10 Promissory Note, dated July 7, 1994, in favor of BNY, in the principal amount of $950,000.5/

   10.11 General Guarantees, dated July 7, 1994, of Ann Stevens, Theodore Stevens and Max Munn to BNY.5/

   10.12 Consulting Agreement, dated October 1, 1993, between Morris Munn and Interiors.5/

   10.13      Demand Note, dated February 8, 1996, issued by Interiors to Max
              Munn. 6/

   10.14 Employment Agreement, dated January 1, 1998, between Interiors and Max Munn.

   10.15 Promissory Note, dated March 10, 1998, made by Interiors in favor of Michael H. Greeley ("Greeley"), in the principal sum of $794,379.

   10.16 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $3,300,300.9/

   10.17 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $2,000,000.9/

   10.18 Consulting Agreement, dated July 30, 1998, by and among Windsor Art, Inc., Lloyd R. Abrams, and Interiors. 9/

   10.19 Securities Purchase and Registration Rights Agreement, dated July 30, 1998, by and among Max Munn, Bentley, and Interiors. 9/

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

   10.24      Agreement, dated July 29, 1998, between Local 210 and Interiors.


   11.1       Statement re: computation of per share earnings.

   21.1       Subsidiaries of the Registrant.

   99.1       U.S. Patent and Trademark Office Trademark Reg- No. 1,736,623.1/

   99.2       U.S. Patent and Trademark Office Service Mark Reg. No.
              1,783,694.1/

   1/ Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 33-77288-NY) (the "Registration Statement"), which exhibit is incorporated herein by reference.

   2/ Previously filed as an exhibit to Amendment No. 1 to the Registration Statement, which exhibit is incorporated herein by reference.

   3/ Previously filed as an exhibit to Amendment No. 2 to the Registration Statement, which exhibit is incorporated herein by reference.

   4/ Previously filed as an exhibit to Amendment No. 3 to the Registration Statement, which exhibit is incorporated by reference.

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