Form 10KSB/A
period 1998-06-30
INTERIORS INC
filed 1998-11-05
CIK 921563

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

Consolidated Statements of Cash Flows for
the years ended June 30, 1998 and 1997 ................................  F-5-6

Notes to Consolidated Financial Statements ............................  F-7-27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF
INTERIORS, INC.:

We have audited the accompanying consolidated balance sheet of Interiors, Inc. (a Delaware corporation) as of June 30, 1998, and the related consolidated statements of income (earnings per share restated for 1997 -- See Note 2), changes in stockholders' equity, and cash flows of Interiors, Inc. and its subsidiaries (subsidiary for 1997) for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                       /s/ ARTHUR ANDERSEN LLP

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
 (restated for 1997 -- See Note 2)
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