Form 10QSB
period 1998-09-30
INTERIORS INC
filed 1998-11-23
CIK 921563

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark One)

(x) Quarterly Report Under Section 13 pr 15(d) of the Securities Exchange Act of 1934 For Three Month Period Ended September 30, 1998,
Or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______to________.

                          Commission File No. 0-24362

                                INTERIORS, INC.
                                ---------------
       (Exact name of small business issuer as specified in its charter)


                 Delaware                              13-3590047
                 --------                              ----------
      (State or other Jurisduction of               (I.R.S. Employer
       Incorporation or organization)              Identification No.)


               320 Washington Street, Mt. Vernon, New York 10553
               -------------------------------------------------
              (Address of principal executive offices) (zip code)


                    Issuer's Telephone Number (914) 665-5400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Class A Common Stock and Class B Common Stock as of November 19, 1998 was 19,373,659 and 1,105,000 respectively


Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                INTERIORS, INC.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements.................................. 1


Consolidated Balance Sheet as of September 30, 1998......................... 2

Consolidated Statements of Operations -
         For the Three Months Ended September 30, 1998 and 1997............. 3

Consolidated Statement Changes in Stockholders' Equity -
         For the Three Months Ended September 30, 1998...................... 4

Consolidated Statements of Cash Flows -
         For the Three Months Ended September 30, 1998 and 1997............. 5

Notes to Consolidated Financial Statements.................................. 7

Item 2.  Management's Discussion and Analysis............................... 12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 14

Item 2. Changes in Securities............................................... 14

Item 3. Defaults Upon Senior Securities..................................... 14

Item 4. Submission of Matters to a Vote of  Security Holders................ 14

Item 5. Other Information................................................... 14

Item 6. Exhibits and Reports on Form 8-K.................................... 14

                                     PART I

                             FINANCIAL INFORMATION


Item 1.  Consolidated Financial  Statements


The condensed financial statements included herein have been prepared by Interiors, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company as of September 30, 1998 and the results of operations for the three month period ended September 30, 1998 and 1997.

The Company's results of operations during the three months ended September 30, 1998 are not necessarily indicative of any future results. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

                                INTERIORS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

ASSETS

CURRENT ASSETS:
       Cash                                                       $  1,250,270
       Accounts receivable, net                                      7,991,596
       Inventories                                                   7,790,904
       Other current assets                                          3,263,860
                                                                  ------------

                          Total current assets                      20,296,630


INVESTMENT IN AFFILIATES                                             4,516,679


PROPERTY AND EQUIPMENT, net                                          1,658,381


OTHER ASSETS                                                        19,772,069
                                                                  ------------

                             Total assets                         $ 46,243,759
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Notes payable and current maturities of long-term debt       13,003,739
       Accounts payable and accrued liabilities                      8,847,317
                                                                  ------------

                          Total current liabilities                 21,851,056

LONG TERM DEBT                                                       6,372,357

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 5,300,000 shares
          authorized, 579,438 shares issued and outstanding              5,790
       Class A common stock, $.001 par value, 60,000,000 shares
          authorized, 27,464,642 shares issued and outstanding          27,465
       Class B common stock, $.001 par value, 2,500,000 shares
          authorized, 2,480,000 shares issued and outstanding            2,480
       Additional paid-in-capital                                   27,225,501
       Accumulated deficit                                          (8,292,890)
       Notes receivable                                               (948,000)
                                                                  ------------

                          Total stockholders' equity                18,020,346
                                                                  ------------

Total liabilities and stockholders' equity                        $ 46,243,759
                                                                  ============

The accompanying notes are ann integral part of this consolidated balance sheet.

                                INTERIORS, INC.

                            STATEMENT OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (UNAUDITED)

                                                               1998           1997
                                                           -----------    -----------
NET SALES                                                  $10,406,470    $ 1,517,782

COST OF GOODS SOLD                                           6,842,734        956,203
                                                           -----------    -----------
         Gross profit                                        3,563,736        561,579

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 2,791,944        341,169
                                                           -----------    -----------
         Income from operations                                771,792        220,410

OTHER EXPENSE (INCOME)
         Amortization of goodwill                               81,098           --
         Interest expense                                      429,983        112,502
         Financing charges - noncash                            90,150           --
         Consulting and management fees                        (97,500)          --
                                                           -----------    -----------
                            Total other expense (income)       503,731        112,502

         Income (loss) from operations
            before (benefit) provision for taxes               268,061        107,908

(BENEFIT) PROVISION FOR INCOME TAXES                           (14,914)             0
                                                           -----------    -----------

NET INCOME                                                 $   282,975    $   107,908
                                                           ===========    ===========
EARNINGS PER COMMON SHARE:
         (RESTATED FOR 1997)
         BASIC                                             $      0.00    $     (0.10)
                                                           ===========    ===========
         DILUTED                                           $      0.00    $     (0.10)
                                                           ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION
         BASIC                                               9,467,209      4,780,991
                                                           ===========    ===========
         DILUTED                                            10,378,752      4,780,991
                                                           ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                INTERIORS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                  (UNAUDITED)

                                                                     Series A             Class A            Class A
                                                                  Preferred Stock       Common Stock      Preferred Stock
                                                                -----------------------------------------------------------
                                                                 Shares    Amount    Shares     Amount     Shares   Amount
                                                                 ------    ------    ------     ------     ------   ------

BALANCE, June 30, 1998                                           679,438   $6,794  19,614,857  $19,615   2,105,000  $2,105
     Class B Common Shares issued                                                                          375,000    $375
     Conversion of Preferred to Class A Common                  (100,390) ($1,004)    301,170     $301
     Escrow Shares                                                                  5,000,000   $5,000
     Troy Lighting Acquisition                                                        650,000     $650
     Windsor Art Acquisition                                                        1,500,000   $1,500
     Exercise of Class WA Warrants                                                    240,517     $241
     Private Placement Shares                                                         122,700     $123
     Shares issued for services rendered                                               35,398      $35
     Warrants issued with convertible debentures
     Warrants issued in connection with debt offerings
     Net income through September 30, 1998
                                                                -----------------------------------------------------------
BALANCE, September 30, 1998                                      579,048   $5,790  27,464,642  $27,465   2,480,000  $2,480
                                                                ===========================================================
                                                                 Additional
                                                                  Paid-In    Accumulated   Treasury    Note
                                                                  Capital     (Deficit)     Stock   Receivable      Total
                                                                  -------     ---------     -----   ----------      -----

BALANCE, June 30, 1998                                          $21,751,749  ($8,575,865)     $0    ($948,000)   $12,256,398
     Class B Common Shares issued                                  $397,125                                         $397,500
     Conversion of Preferred to Class A Common                         $703
     Escrow Shares                                                  ($5,000)
     Troy Lighting Acquisition                                     $974,350                                         $975,000
     Windsor Art Acquisition                                     $2,528,719                                       $2,530,219
     Exercise of Class WA Warrants                                 $360,535                                         $360,776
     Private Placement Shares                                       $99,877                                         $100,000
     Shares issued for services rendered                            $42,443                                          $42,478
     Warrants issued with convertible debentures                 $1,000,000                                       $1,000,000
     Warrants issued in connection with debt offerings              $75,000                                          $75,000
     Net income through September 30, 1998                                       282,975                             282,975
                                                                ------------------------------------------------------------
BALANCE, September 30, 1998                                     $27,225,501  ($8,292,890)     $0    ($948,000)   $18,020,346
                                                                ============================================================

  The accompanying notes are an integral part of these financial statements.

                                INTERIORS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                       --------------------------
                                                                                          1998           1997
                                                                                       -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                                                        $   282,975    $         0
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
     Depreciation and amortization                                                         337,964        155,092
     Non-cash financing charge                                                              90,150
CHANGES IN ASSETS AND LIABILITIES:
     Decrease (increase) in accounts receivable, trade                                    (438,458)       (15,709)
     Decrease (increase) in inventories                                                   (728,371)      (101,717)
     Decrease (increase) in prepaid expenses and other current assets                      165,732        (20,576)
     Decrease (increase) in other assets                                                  (511,601)        16,720
     Increase (decrease) in notes payable and current maturities of long term debt       4,229,337        (20,936)
     Increase (decrease) in accounts payable and accrued expenses                           13,599       (145,063)
                                                                                       -----------    -----------
     Net cash used in operating activities                                               3,441,327       (132,189)
                                                                                       -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                  (81,792)          --
     Acquisition of Bentley, International                                              (2,006,992)          --
     Acquisition of Troy Lighting                                                       (1,968,378)          --
                                                                                       -----------    -----------
     Net cash used in investing activities                                              (4,057,162)             0
                                                                                       -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of debt                                                  2,737,500         61,051
     Repayments of debt and capitalized lease obligations                               (5,267,761)      (113,983)
     Net proceeds from exercise of common stock warrants                                   360,776           --
     Net proceeds from exercise of preferred stock options                                    --             --
                                                                                       -----------    -----------
     Net cash provided by financing activities                                          (2,169,485)       (52,932)
                                                                                       -----------    -----------
     Net increase (decrease) in cash                                                    (2,785,320)      (185,121)
CASH, beginning of period                                                                4,035,590        271,408
                                                                                       -----------    -----------
CASH, end of period                                                                    $ 1,250,270    $    86,287
                                                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for -
     Interest                                                                          $   212,522    $    20,725
     Taxes                                                                                   1,853            300
NON-CASH FINANCIAL ACTIVITIES:
Conversion of Series A Preferred Stock to Class A Common Stock                                 703           --
Stock issuance for services                                                                 42,478           --
Stock issuance in connection with acquisitions                                           3,505,219           --
Stock issuance for promissory notes                                                        100,000           --
Debt issuance in connection with acquisitions                                            2,000,000           --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                INTERIORS, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS -- (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED SEPT. 30
                                                                    -------------------------------
                                                                         1998              1997
                                                                    -------------     -------------
Supplemental disclosure of cash flows related to acquisitions:
 Fair value of assets acquired, excluding cash                       $  8,532,567        $      --
 Issuance of common stock                                              (3,505,219               --
 Issuance of notes payable                                             (2,000,000)              --
 Payments in connection with acquisitions, net of cash acquired        (4,096,230)              --

   Liabilities assumed                                               $  7,043,778        $      --

Supplemental disclosure of non cash items from investing and financing activities:
 Issuance of common stock in connection with acquisitions            $  3,505,219        $      --
 Issuance of warrants in connection with private placements          $     75,000               --
 Issuance of warrants in connection with convertible
   debentures                                                        $  1,000,000               --
 Issuance of Class B common shares in connection with Laurie
   Munn debt guarantees                                              $    397,500               --
 Issuance of debt in connection with acquisitions                    $  2,000,000        $      --

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                                INTERIORS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                               SEPTEMBER 30, 1998


1.  BASIS OF PRESENTATION

    The financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of months ended September 30, 1998 are not necessarily indicative of those to be expected for the entire year. The Company, for the three months ended September 30, 1998 and 1997 used the gross profit method to value inventory.

    For the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards (`SFAS") No. 128, "Earnings Per Share" In accordance with SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, and excluding any potential dilution. For purposes of this calculation, common shares include both Class A and B shares of common stock. Net earnings per common share amounts assuming "diluted EPS" were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provision of SFAS No. 128. All periods presented include a deduction for the dividend requirement of the Company's Series A Preferred stock. EPS for the three months ended September 30, 1997 has been restated to reflect the preferred dividend deduction.

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131)" Disclosures About Segment of an Enterprise and Related," which is effective for fiscal years beginning after December 15, 1997. This Statement requires that a public business enterprise report certain financial and descriptive information about its operating segments. At September 30, 1998 the adoption of SFAS 131 No. would not have a material effect on the Company's financial statements.

2.  ACQUISITIONS AND STRATEGIC ALLIANCES

    On July 7, 1998, the Company entered into Stock Purchase Agreement (the "Bentley Agreement"), with Bentley International, Inc. a Missouri corporation ("Bentley") and on July 30, 1998, the Company consummated the transaction contemplated by the Agreement. Pursuant to the Agreement, the Company purchased all the issued and outstanding shares (the "Shares") of Windsor Art, Inc., a Missouri corporation and a wholly-owned subsidiary of Bentley ("Windsor"). As a result of the purchase of the Shares, Windsor is now a wholly-owned subsidiary of the Company. Windsor manufacturers and distributes decorative mirrors and framed prints to furniture stores, mass merchants, hotels and designers throughout the United States.

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

    The purchase price paid to Bentley for the Shares consisted of a cash payment of $1,706,992 (financed by $2,250,000 in convertible promissory notes issued by the Company) and the delivery of two secured, subordinated promissory notes in the aggregate principal amount of $5,300,000 (the "Notes"). As a condition precedent to the Bentley Agreement, the Company and Bentley entered into and consummated a pledge agreement on July 30, 1998 (the "Pledge Agreement"). Pursuant to the Pledge Agreement, the Company pledged the Shares as collateral for the Notes and security for the obligation of the Company under the Agreement. Until the debt is repaid by the Company, the former shareholder and the President and CEO of the Company have agreed to vote the shares as a block. Concurrently with the Closing, the Company entered into and consummated, a securities Purchase and Registration Rights Agreement (the "Securities Purchase Agreement") by and between the Company and Bentley. Pursuant to the Securities Purchase Agreement, the Company purchased 150,000 shares of common stock of Bentley and a warrant to purchase 300,000 shares of common stock of Bentley (collectively, the "Bentley Shares"). The purchase price paid to Bentley for the Bentley Shares consisted of 1,500,000 shares of the Company's Class A Common Stock (the "Interiors Shares") issued by the Company. The Interior shares will be held in escrow for one year from the Closing as security for the obligations of Bentley to the Company.

    The former owner of Bentley entered into a consulting agreement with the Company aggregating $782,000 over a four-year period, and was granted a warrant to purchase 50,000 Class A Shares.

    On August 14, 1998, the Company consummated the transaction contemplated by that certain Agreement and Plan or Merger (the "Troy Merger Agreement") dated July 2, 1998 by and among the Company, Troy Acquisition Corp. ("Newco"), Troy Lighting, Inc. ("Troy"), and certain shareholders of Troy. Pursuant to the Troy Merger Agreement, Newco Merger with and into Troy, with Troy continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. Troy manufactures and distribute portable and installed lighting and light fixtures.

    The purchase price paid by the Company consisted of $250,000 in cash and Class A Common Stock of the Company ("Class A Shares") with a fair market value of $975,000 (the "Troy Merger Shares"). In addition, the Company agreed to repay $1,700,000 to extinguish obligations of Newco to certain former shareholders of Troy. The Troy Merger Shares are to be held in escrow as collateral for certain obligations of the former shareholders of Troy. If the Troy merger Shares are worth less than $1,053,000 as of July 2, 1999, less amounts in the escrow account and amounts paid for any resolved claims, the Company is required to issue additional Class A Shares to the former Troy shareholders equal in value to such deficiency. If the Troy Merger Shares are worth more than $1,053,000 as of July 2, 1999, the former Troy shareholders are required to return Class A Shares to be Company equal in value to such excess amount.

    The cash portion of the purchase price paid pursuant to the Troy Merger Agreement and the repayment of certain Troy indebtedness was financed by unsecured borrowing $1,500,000 from an asset based lender and from cash on hand.

    On August 27, 1998, the Company entered into a Stock Purchase Agreement with the shareholders of a certain portable lamp manufacturer to purchase all issued and outstanding shares of that Company's Common Stock. There can be no assurance that this proposed transaction will close.

    In connection with the above acquisitions, goodwill of approximately $11,169,000 was recorded to reflect the excess of purchase price paid over the fair market value of the net assets acquired.

3.  NOTES PAYABLE

    At September 30, 1998, the Company has aggregate notes payable of approximately $20,376,000. The major components of this position follow:

    The Company has outstanding secured formula based financing for the operations of Windsor Art, Inc. with an asset based lender totalling approximately $2,455,000 on September 30, 1998. Interest is determined at an annual rate of prime plus 5.5 % (13.5% as of the date of this filing)

    The Company has outstanding secured formula based financing for the operations of Troy Lighting, Inc. with an asset based lender totalling approximately $1,659,000 on September 30, 1998. Interest is determined at an annual rate of prime plus 5.59 (13.5% as of the date of this file.

    The Company has outstanding secured formula based financing with an asset based lender totalling approximately $3,018,000 on September 30, 1998. Interest is determined at an annual rate of 10.25% plus related fees.

    The Company has outstanding secured financing with a New York based bank, totalling approximately $253,000 on September 30, 1998. Interest is determined at an annual rate of prime plus 1.0%. (9.0% as of the date of this filing).

    During November 1997 the Company received a $250,000 loan from an overseas lender. The loan is due December 31, 1998 and bears 12% interest.

    During April 1998, the Company received $250,000 from a loan from an overseas lender. The loan is due April 16, 2001 and bears 15% interest.

    During March 1998, the Company issued convertible notes in the amount of $1,700,000. These notes are due March 19, 2000 and bear interest at 6%. per annum payable quarterly. On March 19, 2000, the holder must convert into Class A Shares. Any default in payment of interest triggers a default interest rate of 16% per annum. The Holders have the right 180 days after the issuance of the notes to convert up to one-half of the outstanding unpaid principle portion of the notes into Class A shares. At September 30, 1998, $100,000 of these notes had converted , reducing the outstanding balance to $1,600,000.

    In conjunction with Interiors recent acquisition of Henlor, Inc., the Company caused its subsidiary to issue $794,379 in 8% subordinated promissory notes to the former shareholders. On December 1, 1998, Henlor will make a of principal payment of $294,879. On March 1, 1999 and every three months thereafter Henlor will make a principal repayment of $62,500.

    In conjunction with Interior's recent acquisition of Merchandise Sales Inc., the Company issued a total of $810,000 in 10%. subordinated promissory notes to the former shareholders due March 15, 1999. On July 31, 1998, a payment of $350,000 plus accrued interest was made. The balance of $460,000 plus accrued interest due March 15, 1999 is outstanding at September 30, 1998.

    In conjunction with Interiors purchase of all the issued and outstanding shares of Windsor Art, Inc., a wholly owned subsidiary of Bentley International, Inc., Interiors delivered to the seller, as partial payment of the purchase price, two secured subordinated promissory notes in the aggregate principal amount of $5,300,000. On September 30, 1998, $2,000,000 of principle remained unpaid together with accrued interest at 8% from July 7, 1998. Principal payments of approximately $166,667 together with accrued interest on the unpaid principal balance commence on July 1, 1999, and thereafter equal quarterly principal payments continue, commencing October 1, 1999 together with accrued interest until the principal balance of the note is paid in full on April 1, 2002. The Company is currently negotiating with the Owner of Bentley International, Inc., the seller of Windsor Art, Inc., to settle this and all remaining obligations of the Company that resulted from the purchase of Windsor Art, Inc. for a cash payment of $2,500,000.

    In July and August 1998, the company issued redeemable convertible debentures (the "redeemable Convertible Debentures") in the aggregate principal amount of $3,000,000, and warrants to purchase an aggregate of 1,451,786 Class A Shares in a private placement to three accredited investors. The issuance was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering. All proceeds received by the Company pursuant to this private placement were applied toward the working capital of the Company. On September 10, 1998, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission in order to, among other things, register the Class A Shares underlying the redeemable Convertible Debentures and related warrants.

    The redeemable Convertible Debentures bear interest at the rate of 7% per annum, payable quarterly beginning October 1, 1998, and mature in July and August, 2001, three years after their respective issuance dates. Any or all portion of the Convertible Debentures may be converted to Class A Shares any time after 240 days from their respective dates of issuance based upon market prices. The redeemable Convertible Debentures may be redeemed at face value (plus any accrued interest) by The Company at any time (in part or in whole) until they are converted.

    In conjunction with the issuance of the redeemable Convertible Debentures, the Company issued Common Stock Purchase Warrants ("B Warrants") to a finder. The B Warrants expire five years from their respective dates of issue and allow the holder to purchase 112,500 Class A Shares in the aggregate at an exercise price of $2.10 per Class A Share. If 50% or more of the voting power of the Company is disposed of in an exchange other than an exchange solely for cash the B Warrants may be used to purchase whatever assets or securities that the holder of the B Warrants would have been able to acquire had the B Warrants been previously used to purchase Class A Shares.

    Warrants, at fair market value, have been recorded as a debt discount to be amortized over the term of the obligation.

    In connection with Interiors recent acquisition of Troy Lighting Inc., the Company issued $1,500,000 24.5% promissory notes on July 2, 1998 to an asset based lender. The entire principal balance together with accrued interest remained unpaid on September 30, 1998. Accrued interest is payable on the last day of every month during the term with the entire principal and accrued interest due on December 31, 1998.

    In connection with Interiors recent acquisition of Windsor Art Inc. the Company has outstanding approximately $1,000,000 in secured formula based financing with an asset based lender. Interest is determined at the annual rate of prime plus 8% (16.0% as of the date of this filing)

    During March 1998, the Company issued convertible subordinated notes in the aggregate principal amount of $1,270,000. These notes are due March 17, 2001, and bear interest at 15% per annum payable quarterly. As of June 30, 1998, $695,000 of these notes were converted into Class A Shares and warrants to purchase 286,000 shares of Series A Preferred Stock and 27,000 shares of Class A common stock were issued in connection with these notes. On September 30, 1998, $575,000 of these notes remain unconverted with $375,000 of this amount classified as debt.

    On August 14, 1998, the Company entered into a five year Employment Agreement with Todd R. Langer, the Former President and Chief Operating Officer of Troy Lighting and currently the Company's Executive Vice President of Sales and Marketing. The aggregate obligation of the Company on September 30, 1998 based on this agreement is $1,000,000 over five years.

    On July 30, 1998, the Company entered into a consulting agreement with the former owner of Bentley. The remaining aggregate obligation of the Company on September 30, 1998, based on the agreement is $655,000.

4.  SHAREHOLDERS' EQUITY

    On August 14, 1998, the Company consummated the transactions contemplated by an Agreement and plan of merger dated July 2, 1998 by and among the Company, Troy Lighting, Inc. and others, pursuant to which a wholly owned subsidiary at the Company merger with and into Troy, with Troy continuing as the surviving corporation and a wholly owned subsidiary of the Company. The merger consideration paid by the company consist of a cash payment of $250,000 and the issuance of $650,000 Class A shared to the former shareholders of Troy with a fair market value of $974,000.

    The issuance of the Troy merger Shares was exempt from registration under
    Section 4(2) of the Securities Act, as a transaction by the issue not involving any public offering. On September 10, 1998, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission in order to, among other things, register the Troy Merger Shares.

    No underwriters were engaged by the Company in connection with any of the issuance described above and, accordingly, no underwriting discounts or commissions were paid.

    On July 7, 1998 the Company entered into a Stock Purchase Agreement with Bentley International, Inc., and on July 30, 1998, the Company consummated the transactions contemplated by the Agreement. Pursuant to the Agreement, the Company purchased all the issuing and outstanding shares of Windsor Art, Inc., a wholly owned Subsidiary of Bentley. As a result of the purchase of the shares, Windsor is now a wholly-owned subsidiary of the Company. Concurrently with the closing, the Company entered into and consummated a Securities Purchase and Regulations Rights Agreement by and between the Company and Bentley. Pursuant to this agreement, the Company purchasing 150,000 Shares of Common stock of Bentley and a warrant to purchase 300,000 shares of Common Stock of Bentley. The purchase price paid to Bentley for the Bentley Shares consisted of 1,500,000 shares of the Company's Class A Common Stock issuing by the Company with a fair market value of $2,525,000. The Interior's Shares will be held in escrow for one year from the closing as security for the obligations of Bentley to the Company.

    On August 14, 1998, The Company consummated an Employment Agreement with Todd R. Langner, the Former President and Chief Operating Officer, Troy Lighting and currently the Company's Executive Vice President of Sales and Marketing. Pursuant to the term of this agreement, the Company issued 35,398 Shares of Class A Common on September 11, 1998. The Company has expensed this obligation in the period.

    On September 14, 1998, the Company issued an aggregate of 375,000 Class B Shares, to Laurie Munn, wife of Max Munn in consideration for the guarantee by Ms. Munn of certain obligations of the Company to certain creditors of the Company. The Company has recorded this obligation as a deferred financing cost to be amortized over the life of the related debt guarantees.

    See Notes Payable for warrants issued in conjunction with Convertible Debt

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

    The following discussion should be made in conjunction with the information contained in the financial statement of the company and the Notes thereto appearing elsewhere herein and in conjunction with Management's Discussion and analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1998, which discussion is incorporated herein by reference.

    RESULTS OF OPERATIONS

    Three months ending September 30, 1998 as compared to three months ending September 30, 1997.

    The Company's net sales from operations for the three months ending September 30, 1998 totaled $10,406,470; an increase of $8,888,688 or 586%
    from $1,517,782 for the period ending September 30, 1997. The revenue growth has resulted from executing the Company's business plan that requires acquiring and consolidating independent companies that design, manufacture and distribute decorative accessories. In March 1998 the Company acquired Henlor, Inc. and Merchandise Sales, Inc. and in August 1998 the Company acquired Windsor Art, Inc. and Troy Lighting, Inc.

    The Company's cost of goods sold as a percentage of net sales increased 2.8 percentage points from 63% for the three months ending September 30, 1997 to 65.8% for the three months ending September 30, 1998. Cost of goods for the current quarter was approximately $6,843,000 compared to approximately $956,000 for the same period last year. The increase in the cost of goods percentage year-to-year is primarily the result of acquiring new product lines with alternative margin structures.

    The Company's selling, general and administrative expenses as a percentage of net sales totaled 26.8% for the three months ending September 30, 1998 compared to 22.5% for the same period last year. SG & A for the period ending September 30, 1998 was approximately $2,792,000 compared to $341,000 for the same period last year. The Company has begun to execute its strategy of consolidation to overcome redundancies in the expense structure by combining Henlor, Inc. and Merchandise Sales, Inc. in one facility in June of 1998 under the name Vanguard Studios, Inc.

    The Company is preparing to sign a lease on a 216,000 square foot manufacturing and distribution facility. This facility will be used to consolidate the operations of Windsor Art, Inc., and Vanguard Inc. Additionally, expense redundancies at Troy Lighting, Inc. will be overcome with management from the new facility. Further reductions in overhead are planned from a systems integration program that is already underway.

    Interest expense, primarily from financing activities associated with the acquisitions, has increased approximately $317,000 to $430,000 during the three months ending September 30, 1998 from approximately $113,000 for the same interval last year

    For the three months ending September 30, 1998, the Company `s net income was $282,975 or 0.0 per share compared to $107,908 or (0.10) per share for the same last year interval. EPS data for the three months ending

    September 30, 1998, reflects a deduction of preferred stock dividend and last years EPS data is restated to reflect the deduction of preferred stock dividends. Income from operations before interest and provisions for income taxes was $698,000 this year versus $220,410 last year.

    LIQUIDITY AND CAPITAL RESOURCES

    Management believes that future cash flows from operations will be sufficient to support the Company's operation. Company management continues to implement what it believes is necessary to insure positive cash flow and profitability. Specific actions taken as of the date of this filing include seeking acquisition or strategic alliances with unrelated companies in the decorative accessory industries. The Company continues to seek new sources of financing to fund it's acquisitions. No assurances can be given that these measures will generate the fiscal improvement sought by the Company.

    As of September 30, 1998, the Company had cash balances of approximately $1,250,000 compared to cash balances of approximately $4,036,000 at June 30, 1998, a decrease of approximately $2,786,000. Net cash provided by operating activities was $2,736,545 for the three months ended September 30, 1998 compared to a net use of cash of $24,281 for the same period last year. Net cash provided by operating activities was primarily the result of asset based borrowings which are included in Notes Payables and Current Maturities of Long Term Debt.

    Net cash used in investing activities during the three months ending September 30, 1998 totaled $4,057,162. There were no investing, activities during the same period last year. The Company completed the acquisition of Windsor Art, Inc. and Troy Lighting, Inc. during the period ending September 30, 1998 accounting for almost all of the company's investing activities for the period.

    As of September 30, 1998 financing activities used $1,464,703 in cash compared to $52,352 for the same period last year. Net cash usage from financing activities was primarily the result of satisfying debt obligations associated with the acquisition of Windsor Art, Inc.

    As of September 30, 1998, the Company's financial position reflected a working capital deficit of approximately $1,554,000 compared to a working capital surplus of approximately $1,114,000 at June 30, 1998 and a working capital surplus of approximately $144,000 for the same period end last year. Change in the Company's working capital position resulted in large part from acquisition activity.

    Except as otherwise set forth here in, the Company has no commitments for capital expenditures.

    In order to fund growth over the long term the Company anticipates possible future issuance of its securities resulting in further dilution to the security holders

    The Company operates pursuant to a policy that generally precludes acceptance of goods or non-cash basis (Sometimes known as barter transaction)

    IMPACT OF INFLATION

    The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplied and other operating costs could adversely affect the Company's operations. However, the Company believes it could increase prices to offset increases in cost of goods sold or other operating costs.

    SALES VARIATIONS

    Although the Company's net sales are not subject to seasonal fluctuations experienced by certain retailers, the Company experiences some minor variations in the level of sales during the year. The first quarter of the fiscal year (i.e., July 1 through September 30) is generally the Company's slowest sales period due to the fact that the summer period is typically the period when art galleries are at their slowest purchasing period. During this period, the Company's warehouse and factory closes for three to five days to take the annual physical inventory and to consolidate vacation periods for the Company's employees.

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

                                    PART II

                               OTHER INFORMATION


    ITEM 1 - LEGAL PROCEEDINGS

    The Company is subject to other claims and litigation in the ordinary course of business in Management's opinion, such claims are not material to the Company's financial position or its results of operations.

    ITEM 2. CHANGES IN SECURITIES

                   None in addition to those disclosed herein.

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                   None

    ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                   None

    ITEM 5. OTHER INFORMATION

                   None

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                        None

              (b)  Reports on Form 8-K

    Windsor Acquisitions on July 30,1998 filed August 10, 1998, Troy Acquisitions on August 14, 1998 filed October 9, 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Security and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             INTERIORS, INC.

NOVEMBER  20, 1997
                                             BY: MAX MUNN, PRESIDENT AND
                                                 CHIEF EXECUTIVE, FINANCIAL
                                                 AND ACCOUNTING OFFICER