Form 10QSB
period 1998-12-31
INTERIORS INC
filed 1999-02-22
CIK 921563

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

(x) Quarterly Report Under Section 13 pr 15(d) of the Securities Exchange Act of 1934 For Six month Period Ended December 31, 1998,

Or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______to________.

                          Commission File No. 0-24362

                                INTERIORS, INC.

       (Exact name of small business issuer as specified in its charter)

                              Delaware 13-3590047
                              -------------------
       (State or other Jurisduction of               (I.R.S. Employer
        Incorporation or organization)              Identification No.)

               320 Washington Street, Mt. Vernon, New York 10553
              ---------------------------------------------------
              (Address of principal executive offices) (zip code)

                    Issuer's Telephone Number (914) 665-5400
                    ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of the issuer's Class A Common Stock and Class B Common Stock as of February 18, 1999 was 21,075,071 and 1,105,000 respectively

Transitional Small Business Disclosure Format (check one) Yes ____ No  X

                                INTERIORS, INC.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements................................  1

Consolidated Balance Sheet as of December 31, 1998.......................  2

Consolidated Statements of Operations -
        For the Three Months Ended December 31, 1998 and 1997............  3

Consolidated Statements of Operations -
        For the Six Months Ended December 31, 1998 and 1997..............  4

Consolidated Statement Changes in Stockholders' Equity For the
        Six months Ended December 31, 1998...............................  5

Consolidated Statements of Cash Flows -
        For the Six months Ended December 31, 1998 and 1997..............  6

Notes to Consolidated Financial Statements...............................  8

Item 2.  Management's Discussion and Analysis............................ 12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................ 16

Item 2. Changes in Securities............................................ 16

Item 3. Defaults Upon Senior Securities.................................. 16

Item 4. Submission of Matters to a Vote of Security Holders.............. 16

Item 5. Other Information................................................ 16

Item 6. Exhibits and Reports on Form 8-K................................. 16

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Consolidated Financial  Statements

The condensed financial statements included herein have been prepared by Interiors, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company as of December 31, 1998 and the results of operations for the six month period and three month period ended December 31, 1998 and 1997.

The Company's results of operations during the six months ended December 31, 1998 are not necessarily indicative of any future results. It is suggested that the financial statements included in this report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

                                INTERIORS, INC.
                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1998

                                  (UNAUDITED)

ASSETS

CURRENT ASSETS:
       Cash                                                       $   673,031
       Accounts receivable, net                                     6,946,326
       Inventories                                                  8,399,446
       Other current assets                                         6,214,300
                                                                  ------------
                          Total current assets                     22,233,103

INVESTMENT IN AFFILIATES                                            4,466,679

PROPERTY AND EQUIPMENT, net                                         1,513,375

OTHER ASSETS                                                       21,092,966
                                                                  ------------
                          Total assets                            $49,306,123
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Notes payable and current maturities of long-term debt      12,665,106
       Accounts payable and accrued liabilities                     8,190,979
                                                                  ------------
                          Total current liabilities                20,856,085

LONG TERM DEBT                                                      5,287,530

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 5,300,000 shares
          authorized, 596,711 shares issued and outstanding             5,967
       Class A common stock, $.001 par value, 60,000,000 shares
          authorized, 19,756,007 shares issued, 18,256,007
          shares outstanding                                           19,756
       Class B common stock, $.001 par value, 2,500,000 shares
          authorized, 1,105,000 shares issued and outstanding           1,105
       Treasury stock                                              (1,317,023)
       Additional paid-in-capital                                  32,946,079
       Accumulated deficit                                         (7,545,376)
       Notes receivable                                              (948,000)
                                                                  ------------
                          Total stockholders' equity               23,162,508
                                                                  ------------
Total liabilities and stockholders' equity                        $49,306,123
                                                                  ============


 The accompanying notes are an integral part of this consolidated balance sheet.

                                INTERIORS, INC.

                            STATEMENT OF OPERATIONS

             FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                  (UNAUDITED)

                                                                                      1998          1997
                                                                                  ------------   -----------
NET SALES                                                                         $12,856,276    $2,318,083

COST OF GOODS SOLD                                                                  8,117,754     1,441,213
                                                                                  ------------   -----------
         Gross profit                                                               4,738,522       876,870

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                        4,169,810       547,923
                                                                                  ------------   -----------
         Income from operations                                                       568,712       328,947

OTHER EXPENSE (INCOME)
         Amortization of goodwill                                                     111,486         -
         Interest expense                                                             554,445       113,312
         Financing charges - noncash                                                  347,191         -
         Consulting and management fees                                               (22,500)        -
         Gain on legal settlement                                                     (82,488)        -
                                                                                  ------------   -----------
                            Total other expense (income)                              908,134       113,312

         Income (loss) from operations
            before (benefit) provision for income taxes and extraordinary item       (339,422)      215,635

(BENEFIT) PROVISION FOR INCOME TAXES                                                   24,903        13,000
                                                                                  ------------   -----------
         Income (loss) from operations before extraordinary item                     (364,325)      202,635

EXTRAORDINARY GAIN FROM EARLY EXTINGUISHMENT OF DEBT                                1,370,542         -
                                                                                  ------------   -----------
NET INCOME                                                                        $ 1,006,217    $  202,635
                                                                                  ------------   -----------
EARNINGS PER COMMON SHARE:
         (RESTATED FOR 1997)
         BASIC
         Income from continuing operations                                           (364,325)      202,635
         Preferred dividends                                                          (68,339)     (143,383)
                                                                                  ------------   -----------
         Net income from continuing operations attributable to
            common shares before extraordinary item                                  (432,664)       59,252
         Extraordinary gain from early extinguishment of debt                       1,370,542         -
                                                                                  ------------   -----------
         Net income                                                                   937,878        59,252
                                                                                  ============   ===========
         Net Earnings Per Common Share - Basic:
         Earnings from continuing operations                                            (0.02)         0.01
         Extraordinary gain from early extinguishment of debt                            0.07          0.00
                                                                                  ------------   -----------
         Net Earnings Per Common Share - Basic:                                          0.05          0.01
                                                                                  ============   ===========
         DILUTED
         Income from continuing operations                                           (364,325)      202,635
         Preferred dividends                                                          (68,339)     (143,383)
                                                                                  ------------   -----------
         Net income from continuing operations attributable to
            common shares before extraordinary item                                  (432,664)       59,252
         Extraordinary gain from early extinguishment of debt                       1,370,542         -
                                                                                  ------------   -----------
         Net income                                                                   937,878        59,252
                                                                                  ============   ===========
         Net Earnings Per Common Share - Diluted:
         Earnings from continuing operations                                            (0.02)         0.01
         Extraordinary gain from early extinguishment of debt                            0.07          0.00
                                                                                  ------------   -----------
         Net Earnings Per Common Share - Diluted:                                        0.05          0.01
                                                                                  ============   ===========
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION
         BASIC                                                                     17,402,571     5,560,991
         DILUTED                                                                   18,278,266     5,560,991





              The accompanying notes are an integral part of these
                       consolidated financial statements

                                INTERIORS, INC.

                            STATEMENT OF OPERATIONS

              FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                  (UNAUDITED)

                                                                                      1998          1997
                                                                                  ------------   -----------
NET SALES                                                                         $23,262,746    $3,835,865

COST OF GOODS SOLD                                                                 14,960,488     2,397,416
                                                                                  ------------   -----------
         Gross profit                                                               8,302,258     1,438,449

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                        6,961,754       889,092
                                                                                  ------------   -----------
         Income from operations                                                     1,340,504       549,357

OTHER EXPENSE (INCOME)
         Amortization of goodwill                                                     192,584         -
         Interest expense                                                             984,428       225,814
         Financing charges - noncash                                                  437,341         -
         Consulting and management fees                                              (120,000)        -
         Gain on legal settlement                                                     (82,488)        -
                                                                                  ------------   -----------
                            Total other expense (income)                            1,411,865       225,814

         Income (loss) from operations
            before (benefit) provision for income taxes and extraordinary item        (71,361)      323,543

(BENEFIT) PROVISION FOR INCOME TAXES                                                    9,989        13,000
                                                                                  ------------   -----------
         Income (loss) from operations before extraordinary item                      (81,350)      310,543

EXTRAORDINARY GAIN FROM EARLY EXTINGUISHMENT OF DEBT                                1,370,542             0
                                                                                  ------------   -----------

NET INCOME                                                                        $ 1,289,192    $  310,543
                                                                                  ------------   -----------
EARNINGS PER COMMON SHARE:
         (RESTATED FOR 1997)
         BASIC
         Income from continuing operations                                            (81,350)      310,543
         Preferred dividends                                                         (136,678)     (286,765)
                                                                                  ------------   -----------
         Net income from continuing operations attributable to
            common shares before extraordinary item                                  (218,028)       23,778
         Extraordinary gain from early extinguishment of debt                       1,370,542         -
                                                                                  ------------   -----------
         Net income                                                                 1,152,514        23,778
                                                                                  ============   ===========
         Net Earnings Per Common Share - Basic:
         Earnings from continuing operations                                            (0.02)         0.00
         Extraordinary gain from early extinguishment of debt                            0.10          0.00
                                                                                  ------------   -----------
         Net Earnings Per Common Share - Basic:                                          0.08          0.00
                                                                                  ============   ===========
         DILUTED

         Income from continuing operations                                            (81,350)      310,543
         Preferred dividends                                                         (136,678)     (286,765)
                                                                                  ------------   -----------
         Net income from continuing operations attributable to
            common shares before extraordinary item                                  (218,028)       23,778
         Extraordinary gain from early extinguishment of debt                       1,370,542         -
                                                                                  ------------   -----------
         Net income                                                                 1,152,514        23,778
                                                                                  ============   ===========
         Net Earnings Per Common Share - Diluted:

         Earnings from continuing operations                                            (0.01)         0.00
         Extraordinary gain from early extinguishment of debt                            0.09          0.00
                                                                                  ------------   -----------
         Net Earnings Per Common Share - Diluted:                                        0.08          0.00
                                                                                  ============   ===========

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION
         BASIC                                                                     14,037,887     5,560,991
         DILUTED                                                                   14,927,519     5,560,991

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                INTERIORS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998

                                  (UNAUDITED)

                                                              Series A               Class A                 Class B
                                                           Preferred Stock         Common Stock           Common Stock
                                                         ------------------------------------------------------------------
                                                           Shares   Amount      Shares      Amount      Shares     Amount
                                                           ------   ------      ------      ------      ------     ------
BALANCE, June 30, 1998                                    679,438   $6,794    19,614,857   $19,615     2,105,000   $2,105
      Class B Common Shares issued                                                                       375,000      375
      Conversion of Class B to Class A Common                                    125,000       125      (125,000)    (125)
      Conversion of Preferred to Class A Common          (142,727)  (1,427)      428,181       428
      Escrow shares                                                            5,000,000     5,000
      Troy Lighting Acquisition                                                  650,000       650
      Windsor Art Acquisition                                                  1,500,000     1,500
      Exercise of Class WA Warrants                                              240,517       241
      Warrants issued with convertible debentures
      Warrants issued for services rendered
      Shares issued for services rendered                                         35,398        35
      Shares issued in connection with settlement          10,000      100
      Escrow shares issued to outside investor                                 1,250,000     1,250    (1,250,000)  (1,250)
      Shares issued, employment agreement                                        100,000       100
      Discount incurred, convertible notes
      Class A shares issued, convertible notes                                   646,484       647
      Preferred shares subscribed to by outside investor   50,000      500
      Stock Dividend                                                             165,570       165
      Windsor Art extinguishment of debt
      Shares reissued to outside investor                                      2,500,000     2,500
      Retirement of escrow shares                                            (12,500,000)  (12,500)
      Net income through December 31, 1998
                                                         ========   ======   ===========   =======    ==========   ======
BALANCE, December 31, 1998                                596,711   $5,967    19,756,007   $19,756     1,105,000   $1,105
                                                         ========   ======   ===========   =======    ==========   ======


                                                           Additional    Retained
                                                            Paid-In      Earnings       Treasury        Note
                                                            Capital      (Deficit)        Stock      Receivable      Total
                                                            -------      ---------        -----      ----------      -----
BALANCE, June 30, 1998                                    $21,751,749   ($8,575,865)           $0    ($948,000)   $12,256,398
      Class B Common Shares issued                            397,125                                                 397,500
      Conversion of Class B to Class A Common
      Conversion of Preferred to Class A Common                   999
      Escrow shares                                            (5,000)
      Troy Lighting Acquisition                               974,350                                                 975,000
      Windsor Art Acquisition                               2,528,719                                               2,530,219
      Exercise of Class WA Warrants                           362,785                                                 363,026
      Warrants issued with convertible debentures           1,000,000                                               1,000,000
      Warrants issued for services rendered                    75,000                                                  75,000
      Shares issued for services rendered                      42,443                                                  42,478
      Shares issued in connection with settlement              34,900                                                  35,000
      Escrow shares issued to outside investor              1,200,020                                               1,200,020
      Shares issued, employment agreement                     130,900                                                 131,000
      Discount incurred, convertible notes                    159,717                                                 159,717
      Class A shares issued, convertible notes                999,354                                               1,000,001
      Preferred shares subscribed to by outside investor      249,500                                                 250,000
      Stock Dividend                                          258,538      (258,703)
      Windsor Art extinguishment of debt                                               (1,317,023)                 (1,317,023)
      Shares reissued to outside investor                   2,772,480                                               2,774,980
      Retirement of escrow shares                              12,500
      Net income through December 31, 1998                                1,289,192                                 1,289,192
                                                          ===========   ===========   ===========    =========    ===========
BALANCE, December 31, 1998                                $32,946,079   ($7,545,376)  ($1,317,023)   ($948,000)   $23,162,508
                                                          ===========   ===========   ===========    =========    ===========

   The accompanying notes are an integral part of these financial statements.

                                INTERIORS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                        -------------------------
                                                                                             1998          1997
                                                                                        -------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net Income                                                                        $  1,289,192    $ 310,543
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
      Depreciation and amortization                                                          705,209      312,058
      Provision for losses on accounts receivable                                            (20,507)       -
      Non-cash financing charge                                                              437,341        -
      Provision for issuance of stock                                                         77,478        -
CHANGES IN ASSETS AND LIABILITIES:
      Decrease (increase) in accounts receivable, trade                                      627,319     (731,119)
      Decrease (increase) in inventories                                                  (1,336,914)      30,814
      Decrease (increase) in prepaid expenses and other current assets                    (3,066,669)     (64,423)
      Decrease (increase) in other assets                                                 (1,325,143)      12,691
      Increase (decrease) in accounts payable and accrued expenses                          (383,538)    (245,516)
                                                                                        --------------------------
      Net cash used in operating activities                                               (2,996,232)    (374,952)
                                                                                        --------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                  (137,430)      (1,039)
      Acquisition of Bentley International                                                (2,106,767)       -
      Acquisition of Troy Lighting                                                        (2,190,513)       -
                                                                                        --------------------------
      Net cash used in investing activities                                               (4,434,710)      (1,039)
                                                                                        --------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of debt                                                   7,250,180      787,761
      Repayments of debt and capitalized lease obligations                                (7,623,593)    (354,917)
      Net proceeds from exercise of common stock warrants                                    363,026        -
      Net proceeds from sale of common and preferred stock                                 4,225,000        -
                                                                                        --------------------------
      Net cash provided by financing activities                                            4,214,613      432,844
                                                                                        --------------------------
      Net increase (decrease) in cash                                                     (3,216,329)      56,853
CASH, beginning of period                                                                  3,889,360      271,408
                                                                                        --------------------------
CASH, end of period                                                                     $    673,031    $ 328,261
                                                                                        ==========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for -
      Interest                                                                          $    733,347    $ 159,388
      Taxes                                                                                    1,853        -
NON-CASH FINANCIAL ACTIVITIES:
Conversion of Series A Preferred Stock to Class A Common Stock                                   999        -
Stock issuance for promissory notes                                                        1,000,000
Stock issuance for services                                                                   42,478        -
Stock issuance in connection with acquisitions                                               975,000        -
Stock issuance in connection with legal settlement                                            35,000
Stock issuance per employment agreement                                                      131,000
Common Stock issued for preferred dividends                                                  258,703        -
Class A Common Stock repurchased in conjunction with early extinguishment of debt        (1,317,023)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                INTERIORS, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                  (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                              DECEMBER 31
                                                         ----------------------
                                                              1998       1997
                                                         ----------------------
Supplemental disclosure of cash flows related
      to acquisitions:
      Fair value of assets acquired,
         excluding cash                                  $ 8,532,567    $    -
      Issuance of common stock                              (750,000)        -
      Payments in connection with acquisitions,
         net of cash acquired                             (4,096,230)        -

      Liabilities assumed                                $ 7,043,778    $    -

Supplemental disclosure of non cash
      items from investing and financing activities:
      Issuance of common stock in connection
         with acquisitions                               $   750,000    $    -
      Issuance of warrants in connection
         with private placements                              75,000         -
      Issuance of warrants in connection
         with convertible debentures                       1,000,000         -
      Issuance of Class B common shares in connection
         with Laurie Munn debt guarantees                    397,500         -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                INTERIORS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                               DECEMBER 31, 1998

1.       BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments (of normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim period have been included. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of those to be expected for the entire year. The Company, for the six months and three months ended December 31, 1998 and 1997 used the gross profit method to value inventory.

         For the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" In accordance with SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, and excluding any potential dilution. For purposes of this calculation, common shares include both Class A and B shares of common stock. Net earnings per common share amounts assuming "diluted EPS" were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provision of SFAS No. 128. All periods presented include a deduction for the dividend requirement of the Company's Series A Preferred stock. EPS for the six months and three months ended December 31, 1997 have been restated to reflect the preferred dividend deduction.

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131) "Disclosures About Segment of an Enterprise and Related," which is effective for fiscal years beginning after December 15, 1997. This Statement requires that a public business enterprise report certain financial and descriptive information about its operating segments. At December 31, 1998 the adoption of SFAS 131 No. would not have a material effect on the Company's financial statements.

2.       ACQUISITIONS AND STRATEGIC ALLIANCES

         On August 27, 1998, the Company entered into a Stock Purchase Agreement with the shareholders of Stylecraft, Inc., a portable lamp manufacturer, to purchase all issued and outstanding shares of that company's common stock. The transaction is scheduled to close on February 22, 1999. Pursuant to the Stock Purchase Agreement, the purchase price paid to the shareholders of Stylecraft, Inc. will consist of a cash payment of $10,319,000. On January 29, 1999, the Company paid $500,000 of the purchase price to the shareholders of Stylecraft, Inc., to be applied against the cash payment at the closing of the purchase.

         The purchase of Stylecraft, Inc. will be financed by $5,250,000 of asset based debt, $2,000,000 raised from a private placement of equity in the form of preferred stock, $2,319,000 of cash from Interiors and a $750,000 secured term loan.

         On December 11, 1998, the Company entered into a Purchase Agreement with the majority shareholders of Petals, Inc., a manufacturer and catalog retailer of silk botanicals and other decorative accessories, and DMB Property Ventures Limited Partnership (collectively with the shareholders, the "Sellers"). Pursuant to the Purchase Agreement and in consideration for the conveyance of the acquired shares and subordinated debt, the Company will pay to the majority shareholders $3,560,000 in cash for their outstanding capital stock. Additionally, the Company will pay DMB $440,000 in cash and deliver to DMB a convertible debenture in the principal amount of $2,000,000 for the outstanding principal balance of DMB's Subordinated Debt. On December 14, 1998, the Company paid $100,000 of the purchase price to be applied against the cash payment at the closing of the purchase and sale of the acquired shares and the subordinated debt.

         In January 1999, the minority stockholders of Petals, Inc. filed two actions in the Supreme Court of the State of New York claiming, among other things, that the majority stockholders (the Sellers) had breached the terms of a Shareholders' Agreement between the parties. The court has granted temporary restraining orders prohibiting the Sellers from transferring their interest to the Company. On or about February 19, 1999, two of the four minority stockholders settled all of their claims and received approximately $1,800,000 from Petals, Inc. in exchange for all of the Petals, Inc. shares of stock which they owned. The remaining minority stockholders (owners of approximately 16.2% of the outstanding stock of Petals, Inc.) on February 22, 1999 have agreed in principal to sell all of their Petals, Inc. stock for approximately $2,000,000 in cash, at which point the Company can then close on the above acquisition. However, there can be no assurance that the transaction will be consummated in accordance with its current terms or otherwise.

         On September 9, 1998 Interiors announced the formation of a new subsidiary, Habitat Solutions, Inc. for the purpose of acquiring and consolidating regional firms that provide merchandising and design services to the homebuilding, lodging and hospitality industries. On January 7, 1999 Interiors, through Habitat Solutions, Inc., formed MHI Acquisitions Corp. and signed an agreement of merger between MHI Acquisition Corp. and Model Home Interior, Inc. (MHI) a Bellesville, Maryland based provider of design, merchandising and leasing services to the homebuilding industry. Under the terms of the merger agreement, Interiors, through its subsidiary, will pay the former shareholders of MHI $2,000,000 in cash, between $2,300,000 and $4,300,000 in common stock of Interiors over the next three years based on MHI achieving certain earning targets and will assume $231,766 of short term debt. The transaction is expected to close on or about February 28, 1999.

         The Company has established basic electronic linking arrangements with Internet search engines and portals designed to potentially drive Internet traffic to the Interiors.com web site which is currently under development.

3.        NOTES PAYABLE

         At December 31, 1998, the Company has aggregate notes payable of approximately $17,953,000. The major components of this position follow:

         The Company has outstanding secured formula based financing for the operations of Windsor Art, Inc. with an asset based lender totalling approximately $2,387,000 on December 31, 1998. Interest is determined at an annual rate of prime plus 5.5% (13.25% as of the date of this filing).

         The Company has outstanding secured formula based financing for the operations of Troy Lighting, Inc. with an asset based lender totalling approximately $1,446,000 on December 31, 1998. Interest is determined at an annual rate of prime plus 5.5% (13.25% as of the date of this filing).

         The Company has outstanding secured formula based financing for the operations of its Vanguard Studios, Inc. subsidiary with an asset based lender totalling approximately $2,814,000 on December 31, 1998. Interest is determined at an annual rate of 10.25% plus related fees.

         The Company has outstanding secured financing with a New York based bank totalling approximately $214,000 on December 31, 1998. Interest is determined at an annual rate of prime plus 1.0%. (8.75% as of the date of this filing).

         The Company has outstanding secured formula based financing for the operations of APF Master Framemakers totalling $538,000 on December 31, 1998. Interest is determined at the annual rate of prime plus 8.0% (15.75% as of the date of this filing).

         During November 1997 the Company received a $250,000 loan from an overseas lender. The loan is due December 31, 1999 and bears 12% interest.

         During April 1998, the Company received $250,000 from a loan from an overseas lender. The loan is due April 16, 2001 and bears 15% interest.

         During March 1998, the Company issued convertible notes in the amount of $1,700,000. These notes are due March 19, 2000 and bear interest at 6% per annum payable quarterly. On March 19, 2000, the holder must convert into Class A Shares. Any default in payment of interest triggers a default interest rate of 16% per annum. The Holders have the right 180 days after the issuance of the notes to convert up to one-half of the outstanding unpaid principle portion of the notes into Class A Shares. At December 31, 1998, $1,000,000 of these notes had converted , reducing the outstanding balance to $700,000. The full balance had converted in January 1999. (See Changes to Stockholders Equity, Discount Incurred with Convertible Notes and Class A Shares Issued, Convertible Notes).

         In conjunction with Interiors acquisition of Henlor, Inc. (the name was subsequently changed to Vanguard Studios, Inc.), the Company caused its subsidiary to issue $794,379 in 8% subordinated promissory notes to the former shareholders. The Company renegotiated the terms of the principal payment of $294,379 due December 1, 1998 to four payments including $100,000 on December 16, 1998 and three equal installments due January 15, 1999, February 15, 1999 and March 15, 1999. Additionally, Vanguard is scheduled to make principal payments on March 1, 1999 and every three months thereafter in the amount of $62,500. A balance of $694,379 plus accrued interest was due on December 31, 1998.

         In conjunction with Interior's acquisition of Merchandise Sales Inc., the Company issued a total of $810,000 in 10% subordinated promissory notes to the former shareholders due March 15, 1999. On July 31, 1998, a payment of $350,000 plus accrued interest was made. The balance of $460,000 plus accrued interest due March 15, 1999 is outstanding at December 31, 1998.

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

         In connection with Interiors recent acquisition of Troy Lighting Inc., the Company issued $1,500,000 24.5% demand notes on July 2, 1998 to an asset based lender. The entire principal balance together with accrued interest remained unpaid on December 31, 1998. Accrued interest is payable on the last day of every month.

         In connection with Interiors acquisition of Windsor Art Inc. the Company has outstanding approximately $532,000 in secured formula based financing plus accrued interest with an asset based lender. Interest is determined at the annual rate of prime plus 8.0% (15.75% as of the date of this filing)

         During March 1998, the Company issued convertible subordinated notes in the aggregate principal amount of $1,270,000. These notes are due March 17, 2001, and bear interest at 15% per annum payable quarterly. As of June 30, 1998, $695,000 of these notes were converted into Class A Shares and warrants to purchase 286,000 shares of Series A Preferred Stock and 27,000 shares of Class A common stock were issued in connection with these notes. On December 31, 1998, $575,000 of these notes remain unconverted with $375,000 of this amount classified as debt. In February, 1999 the noteholders requested the conversion of the balance of this debt.

         In conjunction with the Company's repurchase of its obligations from the Seller arising from its purchase of Windsor Art, Inc., the Company issued on December 1, 1998 a promissory note for the principal amount of $2,500,000. On December 31, 1998, $2,500,000 of the principal balance remained outstanding. Interest is determined at the annual rate of prime plus 4% (11.75%) as of the date of this filing.

4.        SHAREHOLDERS' EQUITY

         On July 7, 1998 the Company entered into a Stock Purchase Agreement with Bentley International, Inc., and on July 30, 1998 the Company consummated the transaction contemplated by this Agreement. The Purchase price paid to Bentley for the Bentley shares included 1,500,000 shares of the Company's Class A Common Stock. In conjunction with the Company's repurchase of all its remaining obligations to the Seller, the Company on

         December 1, 1998, repurchased the 1,500,000 shares. These shares, with a market value of approximately $1,965,000, a promissory note with unpaid principal and accrued interest of approximately $2,053,000 and a consulting agreement with the Seller for approximately $848,000 represented the value of outstanding obligations of the Company to the Seller for the purchase of the Bentley shares. On December 1, 1998, for approximately $2,580,000 in cash and other consideration totalling approximately $2,634,000 the Company extinguished its entire debt to the Seller of the Bentley shares. After accounting adjustments, the early extinguishment of this debt resulted in an extraordinary gain to the Company of approximately $1,371,000.

         In a transaction related to the purchase of the Company's obligations from the Seller of the Bentley shares, the Company assumed an obligation of Bentley, under a Bentley Bonus Agreement, to convey to a former Bentley employee, now employed by the Company, 100,000 shares of Interiors Class A common stock.

         On October 30, 1998 the Company eliminated all obligations incurred under the Stevens Settlement for a cash payment to the Stevens principals of $500,000. This payment was financed by a $330,000 10% Demand Loan from an outside investor which was paid in full by the Company on November 18, 1998 and a $170,000 payment to the Stevens principals by the same outside investor. As collateral for this transaction, the outside investor received 3,750,000 shares of Interiors Class A Common Stock and agreed to pay Interiors the transaction date fair market value for this collateral in future installments. These installments included proceeds used by the Company to pay in full the 10% demand loan. Among other things, this transaction caused 3,750,000 Stevens Settlement escrow shares (1,250,000 Class B Common converted to Class A Common and 2,500,000 Class A Common) to be issued to the outside investor and another 10,000,000 Class A Common shares that were escrowed in the Stevens Settlement to be retired. At the date of this transaction, the Company had reserves for all remaining obligations under the Stevens Settlement of approximately $248,000. The Company's $330,000 portion of the settlement payment created a charge to earnings of $82,000.

         On December 30, 1998 the Company received $250,000 from a private investor in exchange for a subscription to the Company's Series A Preferred Stock.

         On December 31, 1998, the Company declared a 0.75 cent dividend on its Series A Preferred Stock for holders of record at September 30, 1998. This dividend was paid in approximately 166,000 shares of the Company's Class A Common.

         During the three month period ending December 31, 1998, Holders of the $1,700,000 in convertible notes issued by the Company in March 1998, converted $1,000,000 of the unpaid principal portion of these notes into approximately 646,000 shares of the Company's Class A Common.

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

         RESULTS OF OPERATIONS

         Six months ending December 31, 1998 as compared to six months ending December 31, 1997.

         The Company's net sales from operations for the six months ending December 31, 1998 totaled $23,262,746; an increase of $19,426,881 or
         506% from $3,835,865 for the six month period ending December 31, 1997. The revenue growth has resulted from executing the Company's business plan and acquiring and consolidating independent companies that design, manufacture and distribute decorative accessories

         The Company's cost of goods sold as a percentage of net sales increased 1.8 percentage points from 62.5% for the six months ending December 31, 1997 to 64.3% for the six months ending December 31, 1998. Cost of goods for the current period was approximately $14,960,000 compared to approximately $2,397,000 for the same period last year. The increase in the cost of goods percentage year-to-year is primarily the result of acquiring new product lines with alternative margin structures.

         The Company's selling, general and administrative expenses as a percentage of net sales totaled 29.9% for the six months ending December 31, 1998 compared to 23.2% for the same period last year. SG & A for the period ending December 31, 1998 was approximately $6,962,000 compared to $889,000 for the same period last year. The Company has begun to execute its strategy of consolidation to overcome redundancies in the expense structure by combining Henlor, Inc. and Merchandise Sales, Inc. in one facility in June of 1998 under the name Vanguard Studios, Inc.

         On November 23, 1998 the Company signed a lease on a 216,000 square foot manufacturing and distribution facility. This facility will be used to consolidate the operations of Windsor Art, Inc. and Vanguard, Inc. In January of 1999 the Company moved the operations of Windsor Art, Inc. to the new facility. Additionally, expense redundancies at Troy Lighting, Inc. will be overcome with management from the new facility. Further reductions in overhead are planned from a systems integration program that is already underway.

         Interest expense, primarily from financing activities associated with the acquisitions, has increased approximately $759,000 to approximately $984,000 during the six months ending December 31, 1998 from approximately $226,000 for the same interval last year. Additionally, for the six months ending December 31, 1998, the Company incurred non cash financing charges of approximately $437,000.

         For the six months ending December 31, 1998, the Company's net income was $1,289,192 or 0.08 per share compared to $310,543 or 0.00 per share for the same period last year. EPS data for continuing operations attributable to common shares before extraordinary items for the six months ending December 31, 1998 reflect a deduction of preferred stock dividends and last year's EPS data is restated to reflect the deduction of preferred stock dividends. Basic net earnings per common share from continuing operations for the six months ending December 31, 1998 was (0.02) compared to 0.00 per share for the same period last year. Basic net earnings per common share from gain on the early extinguishment of debt for the six months ending December 31, 1998 was 0.10 compared to 0.00 per share for the same period last year. Diluted net earnings per common share from continuing operations for the six months ending December 31, 1998 was (0.01) compared to
         0.00 per share for the same period last year. Diluted net earnings per common share from gain on the early extinguishment of debt for the six months ending December 31, 1998 was 0.09 per share compared to 0.00 per share for the same period last year. Six month income from operations before interest and provisions for income taxes was $1,340,504 this year versus $549,357 last year.

         For the three months ending December 31, 1998, the Company's net income was $1,006,217 or 0.05 per share compared to $202,635 or 0.01 per share for the same period last year. EPS data for continuing operations attributable to common shares before extraordinary items for the three months ending December 31, 1998 reflect a deduction of preferred stock dividends and last year's EPS data is restated to reflect the deduction of preferred stock dividends. Basic and Diluted net earnings per common share from continuing operations for the three months ending December 31, 1998 was (0.02) compared to 0.01 per share for the same period last year. Basic and Diluted net earnings per common share from gain on the early extinguishment of debt for the three months ending December 31, 1998 was 0.07 compared to 0.00 per share for the same period last year. Three month income from operations before interest and provisions for income taxes was $568,712 this year versus $328,947 last year.

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

         As of December 31, 1998, the Company had cash balances of approximately $673,000 compared to cash balances of approximately $4,036,000 at June 30, 1998, a decrease of approximately $3,363,000. Net cash used in operating activities was approximately $2,996,000 for the six months ended December 31, 1998 compared to a net use of cash of approximately $375,000 for the same period last year. The increase in use of cash for the six months ended December 31, 1998 included acquisition related inventory growth of approximately $1,337,000, an increase in Prepaid Expenses and Other Current Assets of approximately $3,067,000 primarily from receivables incurred in the resolution of the Stevens Settlement and an increase in Other Assets of approximately $1,325,000 from acquisition related growth.

         Net cash used in investing activities during the six months ending December 31, 1998 totaled $4,435,000 There were no material investing activities during the same period last year. The Company completed the acquisition of Windsor Art, Inc. and Troy Lighting, Inc. during the period ending December 31, 1998, accounting for almost all of the Company's investing activities for the period.

         As of December 31, 1998 financing activities provided approximately $4,215,000 in cash compared to approximately $433,000 for the same period last year. Net cash provided by financing activities includes among other things, the total cash payments receivable from an investor's sale of collateral as part of resolving the Stevens Settlement.

         As of December 31, 1998, the Company's financial position reflected a working capital surplus of approximately $1,377,000 compared to a working capital surplus of approximately $1,114,000 at June 30, 1998 and a working capital surplus of approximately $195,000 for the same period end last year. Change in the Company's working capital position resulted in large part from acquisition activity.

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

         SALES VARIATIONS

         Although the Company's net sales are not subject to seasonal fluctuations experienced by certain retailers, the Company experiences some minor variations in the level of sales during the year. The first quarter of the fiscal year (i.e., July 1 through December 31) is generally the Company's slowest sales period due to the fact that the summer period is typically the period when art galleries are at their slowest purchasing period. During this period, the Company's warehouse and factory closes for three to five days to take the annual physical inventory and to consolidate vacation periods for the Company's employees.

         YEAR 2000 COMPLIANCE

         The Company is currently in the process of evaluating and implementing changes to computer programs necessary to address the year 2000 issue. The Company has hired a consultant and initiated the process of conversion.

         The costs to address the Company's Year 2000 issues are currently estimated at $1,800,000 for the businesses the Company currently owns. Stylecraft and Petals have initiated Year 2000 compliancy measures and are not expected to materially add to the Company's cost of conversion.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

On November 1, 1998, the Company's Board of Directors entered into a ten-year extendable employment agreement between the Company and its President and Chief Executive Officer. The agreement provides for an annual salary of $375,000, with annual increases of 8%. Such increases will be subject to the attainment of profitable results of operations by the Company. In addition, the agreement grants the President and Chief Executive Officer an option to purchase at any time during the term of the agreement 250,000 shares of the Company's Series A, 10% Cumulative Convertible Preferred Stock at the market price as of November 2, 1998. In addition, the Agreement grants the President and Chief Executive Officer options to purchase 2,500,000 shares of the Company's common stock at the end of the above ten-year term; such options are priced at the fair market value on November 2, 1998. The exercise rights may be accelerated if certain performance measures, as defined, are met.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  None

         (b) Reports on Form 8-K

Windsor Acquisitions on July 30,1998 filed August 10, 1998, Troy Acquisitions on August 14, 1998 filed October 9, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                INTERIORS, INC.


FEBRUARY 22, 1999

                                          BY:     RICHARD P. BELENSKI
                                                  EXECUTIVE VICE PRESIDENT
                                                  FINANCE AND ADMINISTRATION,
                                                  CHIEF FINANCIAL OFFICER

EXHIBIT 11

INTERIORS, INC.
COMPUTATION OF WEIGHTED AVERAGE SHARES
FOR THE SIX MONTHS ENDED DECEMBER 31, 1998

                                                             (000)     (000)        (000)       (000)
                                                            COMMON   SHARES VS.   WEIGHTED     WEIGHTED
                                                             A & B    NOTE REC.     BASIC      DILUTED
Total shares outstanding at June 30, 1998                   21,257
Escrow shares at June 30, 1998                              (6,250)
Shares vs. Note Receivable at June 30, 1998                   (980)
                                                            ------

Basic Common A & B shares for EPS at June 30, 1998          14,027      980        12,072        12,072

Additional Basic Shares                                      4,354                  1,966         1,966
Additional Shares vs. Note Receivable
Stock options and warrants                                                                          890
                                                            -------------------------------------------
Basic Common A & B shares for EPS at December 31, 1998      18,381      980        14,038        14,928
                                                                                   ====================
Shares vs. Note Receivable at December 31, 1998                980
Escrow shares at December 31, 1998                               0
                                                            ------
Total shares outstanding December 31, 1998                  19,361
                                                            ======