Form 10-Q
period 1999-03-31
INTERIORS INC
filed 1999-05-24
CIK 921563

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from  _______________________to______________________

Commission file number 0-24352


                                 INTERIORS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                             13-3590047
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)



               320 WASHINGTON STREET, MOUNT VERNON, NEW YORK 10553
                    (Address of Principal Executive Offices)

                                 (914) 665-5400
                (Issuer's Telephone Number, Including Area Code )


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 1999, the registrant had 31,415,247 and 2,455,000 outstanding shares of Class A Common Stock and Class B Common Stock, respectively.

Transitional Small Business Disclosure Format (check one) Yes ______   No  X

FORWARD LOOKING STATEMENTS

        When used in this Quarterly Report on Form 10-Q, the words "may," "will," "should," "expect," "believe," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial condition. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update such forward-looking statements.

        In particular, in connection with certain past acquisitions the Company has disclosed expected additions to its revenues from such transactions. Such revenue forecasts are forward-looking information and as such are inherently subject to risk and uncertainty. Important factors, including those set forth below, could cause the Company's actual results from these transactions to differ materially and adversely from the projections, or the additional revenues from these transactions could be offset by a diminution of other revenues. Accordingly, there can be no assurance that the Company will achieve the projected revenues, or, if attained, what effect such revenues will have on the Company's net earnings or earnings per share. In addition, the Company is particularly susceptible to various factors that may affect future results, such as: risks relating to the integration in connection with the acquisitions; hiring and retaining upper management personnel; capital requirements; identification of growth opportunities; implementation of cost and accounting controls; and the possible volatility of stock prices.

                                 INTERIORS, INC.

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheet as of March 31, 1999............................   3


Consolidated Statement of Operations for the Three Months Ended
        March 31, 1999 and 1998............................................   4

Consolidated Statement of Operations for the Nine Months Ended
        March 31, 1999 and 1998............................................   5


Consolidated Statement of Changes in Stockholders' Equity for the
        Nine Months Ended March 31, 1999...................................   6

Consolidated Statement of Cash Flows for the Nine Months Ended
        March 31, 1999 and 1998............................................   7

Notes to Consolidated Financial Statements.................................   9

Item 2. Management's Discussion and Analysis or Plan of Operation..........  12

PART II OTHER INFORMATION

Item 2. Changes in Securities..............................................  16

Item 5. Other Information..................................................  17

Item 6. Exhibits and Reports on Form 8-K...................................  18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INTERIORS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999

                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
      Cash                                                                      $ 12,002,653
      Accounts receivable, net                                                    14,333,219
      Inventories                                                                 21,370,705
      Other current assets                                                         5,852,153
                                                                                ------------

                      Total current assets                                        53,558,730


INVESTMENT IN AFFILIATES                                                           4,718,489


PROPERTY AND EQUIPMENT, net                                                        9,782,438


OTHER ASSETS                                                                      35,323,032
                                                                                ------------

                      Total assets                                              $103,382,689
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable and current maturities of long-term debt                      18,491,481
      Accounts payable and accrued liabilities                                    21,913,268
                                                                                ------------

                      Total current liabilities                                   40,404,749

MINORITY INTEREST IN SUBSIDIARY                                                      746,154

LONG TERM DEBT                                                                    10,081,140

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Class A Preferred stock, $.01 par value, 5,300,000 shares
         authorized, 2,135,537 shares issued and outstanding                          21,355
      Class B Preferred stock, $.01 par value, 200,000 shares
         authorized, issued and outstanding                                            2,000
      Class C Preferred stock, $.01 par value, 6,527 shares
         authorized, issued and outstanding                                               65
      Class A common stock, $.001 par value, 60,000,000 shares
         authorized, 29,503,303 shares issued, 27,921,796 shares outstanding          29,503
      Class B common stock, $.001 par value, 2,500,000 shares
         authorized, 2,455,000 shares issued and outstanding                           2,455
      Treasury stock                                                              (1,317,023)
      Additional paid-in-capital                                                  64,692,213
      Accumulated deficit                                                         (8,724,822)
      Notes receivable                                                            (2,555,100)
                                                                                ------------

                      Total stockholders' equity                                  52,150,646
                                                                                ------------

Total liabilities and stockholders' equity                                      $103,382,689
                                                                                ============

  The accompanying notes are an integral part of these consolidated statements.

                                 INTERIORS, INC.

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)


                                                                                    1999              1998
                                                                                -----------       -----------

NET SALES                                                                       $19,465,116       $ 2,389,000

COST OF GOODS SOLD                                                               12,957,708         1,378,000
                                                                                -----------       -----------

        Gross profit                                                              6,507,408         1,011,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      6,863,212           700,000
                                                                                -----------       -----------

        Income (loss) from operations                                              (355,804)          311,000

OTHER EXPENSE (INCOME)
        Amortization of goodwill                                                    117,951                 -
        Interest expense                                                            644,062           257,000
        Financing charges - noncash                                                 512,346                 -
        Consulting and management fees                                             (507,500)                -
        Minority interest                                                           (58,838)
        Gain on legal settlement                                                          0                 -
                                                                                -----------       -----------

                       Total other expense                                          708,021           257,000

        Income (loss) from operations
          before (benefit) provision for income taxes and extraordinary item     (1,063,825)           54,000

PROVISION FOR INCOME TAXES                                                            2,607             2,000
                                                                                -----------       -----------

        Income (loss) from operations before extraordinary item                  (1,066,432)           52,000

EXTRAORDINARY GAIN FROM EARLY EXTINGUISHMENT OF DEBT                               (113,013)                -
                                                                                -----------       -----------

NET INCOME                                                                      $(1,179,445)      $    52,000
                                                                                -----------       -----------

EARNINGS PER COMMON SHARE:
        (RESTATED FOR 1998)
        BASIC
        Income (loss) from continuing operations                                 (1,066,432)           52,000
        Preferred dividends                                                        (607,688)          (13,173
                                                                                -----------       -----------
        Net income (loss) from continuing operations attributable to
          common shares before extraordinary item                                (1,674,120)           38,827
        Extraordinary loss from early extinguishment of debt                       (113,013)                -
                                                                                -----------       -----------
        Net income (loss)                                                        (1,787,133)           38,827
                                                                                ===========       ===========
        Net Earnings Per Common Share - Basic:
        Earnings from continuing operations                                           (0.07)             0.01
        Extraordinary loss from early extinguishment of debt                          (0.01)             0.00
                                                                                -----------       -----------
        Net Earnings Per Common Share - Basic:                                        (0.08)             0.01
                                                                                ===========       ===========

        DILUTED
        Income (loss) from continuing operations                                 (1,066,432)           52,000
        Preferred dividends                                                        (607,688)          (13,173)
                                                                                -----------       -----------
        Net income from continuing operations attributable to
          common shares before extraordinary item                                (1,674,120)           38,827
        Extraordinary loss from early extinguishment of debt                       (113,013)                -
                                                                                -----------       -----------
        Net income (loss)                                                        (1,787,133)           38,827
                                                                                ===========       ===========
        Net Earnings Per Common Share - Diluted:
        Earnings from continuing operations                                           (0.07)             0.01
        Extraordinary gain from early extinguishment of debt                          (0.00)             0.00
                                                                                -----------       -----------
        Net Earnings Per Common Share - Diluted:                                      (0.07)             0.01
                                                                                ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION
        BASIC                                                                    22,699,648         6,689,000
        DILUTED                                                                  24,606,346         7,158,000

  The accompanying notes are an integral part of these consolidated statements

                                 INTERIORS, INC.

                             STATEMENT OF OPERATIONS

                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                                                                    1999              1998
                                                                                -----------       -----------

NET SALES                                                                       $42,727,862       $ 6,225,000

COST OF GOODS SOLD                                                               27,918,196         3,775,000
                                                                                -----------       -----------

        Gross profit                                                             14,809,666         2,450,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     13,824,966         1,590,000
                                                                                -----------       -----------

        Income from operations                                                      984,700           860,000

OTHER EXPENSE (INCOME)
        Amortization of goodwill                                                    310,535                 -
        Interest expense                                                          1,628,490           483,000
        Financing charges - noncash                                                 949,687                 -
        Consulting and management fees                                             (627,500)                -
        Minority interest                                                           (58,838)                -
        Gain on legal settlement                                                    (82,488)                -
                                                                                -----------       -----------

                       Total other expense (income)                               2,119,886           483,000

        Income (loss) from operations
          before (benefit) provision for income taxes and extraordinary item     (1,135,186)          377,000

(BENEFIT) PROVISION FOR INCOME TAXES                                                 12,596            15,000
                                                                                -----------       -----------

        Income (loss) from operations before extraordinary item                  (1,147,782)          362,000

EXTRAORDINARY GAIN FROM EARLY EXTINGUISHMENT OF DEBT                              1,257,529                 0
                                                                                -----------       -----------

NET INCOME                                                                      $   109,747       $   362,000
                                                                                -----------       -----------
EARNINGS PER COMMON SHARE:
        (RESTATED FOR 1998)
        BASIC
        Income (loss) from continuing operations                                 (1,147,782)          362,000
        Preferred dividends                                                        (744,366)         (299,938)
                                                                                -----------       -----------
        Net income (loss)from continuing operations attributable to
          common shares before extraordinary item                                (1,892,148)           62,062
        Extraordinary gain from early extinguishment of debt                      1,257,529                 -
                                                                                -----------       -----------
        Net income (loss)                                                          (634,619)           62,062
                                                                                ===========       ===========
        Net Earnings Per Common Share - Basic:
        Earnings from continuing operations                                           (0.10)             0.01
        Extraordinary gain from early extinguishment of debt                           0.07              0.00
                                                                                -----------       -----------
        Net Earnings Per Common Share - Basic:                                        (0.03)             0.01
                                                                                ===========       ===========

        DILUTED
        Income (loss) from continuing operations                                 (1,147,782)          362,000
        Preferred dividends                                                        (744,366)         (299,938
                                                                                -----------       -----------
        Net income (loss) from continuing operations attributable to
          common shares before extraordinary item                                (1,892,148)           62,062
        Extraordinary gain from early extinguishment of debt                      1,257,529                 -
                                                                                -----------       -----------
        Net income (loss)                                                          (634,619)           62,062
                                                                                ===========       ===========
        Net Earnings Per Common Share - Diluted:
        Earnings from continuing operations                                           (0.09)             0.01
        Extraordinary gain from early extinguishment of debt                           0.06              0.00
                                                                                -----------       -----------
        Net Earnings Per Common Share - Diluted:                                      (0.03)             0.01
                                                                                ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION
        BASIC                                                                    19,271,239         5,839,000
        DILUTED                                                                  20,663,487         6,161,000

  The accompanying notes are an integral part of these consolidated statements

                                 INTERIORS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDED MARCH 31, 1999

                                   (UNAUDITED)

                                                                    Series A                 Series B                 Series C
                                                                 Preferred Stock          Preferred Stock         Preferred Stock
                                                              --------------------------------------------------------------------
                                                               Shares       Amount
                                                               ------       ------

BALANCE, June 30, 1998                                           679,438       $6,794

     Class B Common Shares issued

     Series B Preferred Shares Issued                                                      200,000     $2,000

     Series C Preferred Shares Issued                                                                               4,500      $45

     Conversion of Class B to Class A Common

     Conversion of Preferred to Class A Common                  (827,086)      (8,271)

     Escrow shares

     CSL Acquisition                                                                                                2,027       20

     Troy Lighting Acquisition

     Windsor Art Acquisition

     MHI Acquistion

     Exercise of Class WA Warrants

     Exercise of Class WB Warrants

     Exercise of Class WC Warrants                             2,144,485       21,445

     Warrants issued with convertible debentures

     Warrants issued for debt offerings

     Shares issued for services rendered

     Shares issued in connection with settlement                  10,000          100

     Escrow shares issued to outside investor

     Shares issued in connection with employment agreement

     Discount incurred with convertible notes

     Class A shares issued, convertible notes

     Stock Dividend

     Windsor Art extinguishment of debt

     Shares reissued to outside investor

     Retirement of escrow shares

     Preferred shares issued-conversion of promissory notes      128,700        1,287

     Shares reissued on conversion of debt

     Finance charges connected with 12% promissory notes

     Net income through March 31, 1999
                                                              ----------      -------     --------     ------      ------   ------

BALANCE, March 31, 1999                                        2,135,537      $21,355      200,000     $2,000       6,527      $65
                                                              ==========      =======     ========     ======      ======   ======

  The accompanying notes are an integral part of these consolidated statements

                                                                       Class A                     Class B
                                                                    Common Stock                Common Stock            Additional
                                                              -----------------------------------------------------       Paid-In
                                                                Shares         Amount        Shares       Amount          Capital
                                                                ------         ------        ------       ------          -------

BALANCE, June 30, 1998                                          19,614,857      $19,615      2,105,000      $2,105      $21,751,749

     Class B Common Shares issued                                                            1,725,000       1,725        1,605,375

     Series B Preferred Shares Issued                                                                                     2,003,000

     Series C Preferred Shares Issued                                                                                     4,499,955

     Conversion of Class B to Class A Common                       125,000          125       (125,000)       (125)

     Conversion of Preferred to Class A Common                   2,481,258        2,481                                       5,790

     Escrow shares                                               5,000,000        5,000                                      (5,000)

     CSL Acquisition                                                                                                      2,026,980

     Troy Lighting Acquisition                                     650,000          650                                     974,350

     Windsor Art Acquisition                                     1,500,000        1,500                                   2,528,719

     MHI Acquistion                                              1,056,342        1,056                                   2,298,944

     Exercise of Class WA Warrants                                 447,192          447                                     670,341

     Exercise of Class WB Warrants                               2,704,632        2,705                                   5,406,559

     Exercise of Class WC Warrants                               2,144,485        2,144                                  11,771,079

     Warrants issued with convertible debentures                                                                          1,000,000

     Warrants issued for debt offerings                                                                                      75,000

     Shares issued for services rendered                           178,314          178                                     306,522

     Shares issued in connection with settlement                                                                             34,900

     Escrow shares issued to outside investor                    1,250,000        1,250     (1,250,000)     (1,250)       1,200,020

     Shares issued in connection with employment agreement         100,000          100                                     130,900

     Discount incurred with convertible notes                                                                               159,717

     Class A shares issued, convertible notes                    1,710,653        1,711                                   1,803,774

     Stock Dividend                                                165,570          166                                     258,538

     Windsor Art extinguishment of debt

     Shares reissued to outside investor                         2,500,000        2,500                                   2,772,480

     Retirement of escrow shares                               (12,500,000)       (12,500)                                   12,500

     Preferred shares issued-conversion of promissory notes                                                                 706,563

     Shares reissued on conversion of debt                         375,000          375                                     644,625

     Finance charges connected with 12% promissory notes                                                                     48,833

     Net income through March 31, 1999
                                                              ------------     --------    -----------      ------      -----------

BALANCE, March 31, 1999                                         29,503,303       29,503      2,455,000      $2,455      $64,692,213
                                                              ============     ========    ===========      ======      ===========

  The accompanying notes are an integral part of these consolidated statements

                                                                   Retained
                                                                   Earnings        Treasury          Note
                                                                   (Deficit)         Stock        Receivable           Total
                                                                   ---------         -----        ----------           -----

BALANCE, June 30, 1998                                            ($8,575,865)            $0       ($948,000)       $12,256,398

     Class B Common Shares issued                                                                 (1,607,100)

     Series B Preferred Shares Issued                                                                                 2,005,000

     Series C Preferred Shares Issued                                                                                 4,500,000

     Conversion of Class B to Class A Common                                                                                  0

     Conversion of Preferred to Class A Common                                                                                0

     Escrow shares                                                                                                            0

     CSL Acquisition                                                                                                  2,027,000

     Troy Lighting Acquisition                                                                                          975,000

     Windsor Art Acquisition                                                                                          2,530,219

     MHI Acquistion                                                                                                   2,300,000

     Exercise of Class WA Warrants                                                                                      670,788

     Exercise of Class WB Warrants                                                                                    5,409,264

     Exercise of Class WC Warrants                                                                                   11,794,668

     Warrants issued with convertible debentures                                                                      1,000,000

     Warrants issued for debt offerings                                                                                  75,000

     Shares issued for services rendered                                                                                306,700

     Shares issued in connection with settlement                                                                         35,000

     Escrow shares issued to outside investor                                                                         1,200,020

     Shares issued in connection with employment agreement                                                              131,000

     Discount incurred with convertible notes                                                                           159,717

     Class A shares issued, convertible notes                                                                         1,805,485

     Stock Dividend                                                  (258,704)                                                0

     Windsor Art extinguishment of debt                                           (1,317,023)                        (1,317,023)

     Shares reissued to outside investor                                                                              2,774,980

     Retirement of escrow shares

     Preferred shares issued-conversion of promissory notes                                                             707,850

     Shares reissued on conversion of debt                                                                              645,000

     Finance charges connected with 12% promissory notes                                                                 48,833

     Net income through March 31, 1999                                109,747                                           109,747
                                                                  -----------    -----------     -----------        -----------

BALANCE, March 31, 1999                                           ($8,724,822)   ($1,317,023)    ($2,555,100)       $52,150,646
                                                                  ===========    ===========     ===========        ===========

  The accompanying notes are an integral part of these consolidated statements

                                 INTERIORS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                                                                                   Nine Months Ended
                                                                                                        March 31,
                                                                                         -----------------------------------
                                                                                              1999                  1998
                                                                                         -----------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                                             $    109,747           $   362,000
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
  Depreciation and amortization                                                             1,175,834               494,000
  NBV of rental property disposed                                                             177,300                     -
  Provision for losses on accounts receivable                                                  54,494                     -
  Non-cash financing charge                                                                 1,490,000                     -
  Provision for issuance of stock                                                             341,700                     -
  Minority interest in subsidiary                                                             746,154                     -
CHANGES IN ASSETS AND LIABILITIES:                                                                                        -
  Decrease (increase) in accounts receivable,                                                (184,303)              (17,000)
  Decrease (increase) in inventories                                                         (644,821)              (76,000)
  Decrease (increase) in prepaid expenses and other current assets                         (1,921,659)              229,000
  Decrease (increase) in other assets                                                         389,412              (199,000)
  Increase (decrease) in accounts payable and accried expenses                               (647,392)          $   (95,000)
                                                                                         ------------           -----------
  Net cash used in operating activities                                                     1,086,466               698,000
                                                                                         ------------           -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                       (750,824)             (124,000)
  Acquisition of Bentley International                                                     (2,106,767)           (1,828,000)
  Acquisition of Troy Lighting                                                             (2,190,513)                    -
  Acquisition of MHI                                                                       (2,274,587)                    -
  Acquisition of CSL                                                                         (703,406)                    -
  Acquisition of Stylecraft Lamps                                                         (10,573,311)                    -
  Acquisition of Petals                                                                    (6,865,121)                    -
                                                                                         ------------           -----------
  Net cash used in investing activities                                                   (25,464,529)           (1,952,000)
                                                                                         ------------           -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of debt                                                       16,342,147             2,928,000
  Sale of Treasury Stock                                                                            -               180,000
  Repayments of debt and capitalized lease obligations                                    (13,768,624)             (470,000)
  Net proceeds from exercise of common stock warrants                                      17,874,720                84,000
  Net proceeds from sale of common and preferred stock                                     10,730,000                     -
                                                                                         ------------           -----------
  Net cash provided by financing activities                                                31,178,243             2,722,000
                                                                                         ------------           -----------
  Net increase (decrease) in cash                                                           6,800,180             1,468,000
CASH, beginning of period                                                                   5,202,473               271,000
                                                                                         ------------           -----------
CASH, end of period                                                                      $ 12,002,653           $ 1,739,000
                                                                                         ============           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
  Interest                                                                               $  1,361,408           $   216,000
  Taxes                                                                                        17,304                15,000
NON-CASH FINANCIAL ACTIVITIES:
Conversion of Series A Preferred Stock to Class A Common Stock                                  5,790                     -
Stock issuance for promissory notes                                                         1,805,485                     -
Stock issuance for services                                                                   306,700               345,000
Stock issuance in connection with acquisitions                                              5,302,000             1,750,000
Stock issuance in connection with legal settlement                                             35,000                     -
Stock issuance per employment agreement                                                       131,000                     -
Common Stock issued for preferred dividends                                                   258,703                     -
Class A Common Stock repurchased in conjunction with early extinguishment of debt          (1,317,023)                    -
Debt issuance in connection with acquisitions                                               2,230,766             1,604,000

  The accompanying notes are an integral part of these consolidated statements.

                                 INTERIORS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                          March 31,
                                                          ----------------------------------------
                                                                1999                       1998
                                                          ----------------------------------------


Supplemental disclosure of cash flows related
      to acquisitions:
    Fair value of assets acquired,
      excluding cash                                      $  39,280,986               $  4,670,570
    Issuance of common stock                                 (5,302,000)                (1,750,000)
    Issuance of notes payable                                (2,230,766)                (1,604,379)
    Payments in connection with acquisitions,
      net of cash acquired                                  (22,886,899)                (1,709,818)

      Liabilities assumed                                 $  26,035,829               $  6,051,947

Supplemental disclosure of non cash
      items from investing and financing activities:
    Issuance of common stock in connection
      with acquisitions                                   $   5,302,000               $  1,750,000
    Issuance of debt in connection
      with acquisitions                                       2,230,766                  1,604,379
    Issuance of warrants in connection
      with private placements                                    75,000                          -
    Issuance of warrants in connection
      with convertible debentures                             1,000,000                          -
    Issuance of Class B common shares in connection
      with Laurie Munn debt guarantees                        2,455,000                          -








  The accompanying notes are an integral part of these consolidated statements.

                                 INTERIORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.  BASIS OF PRESENTATION

        The financial statements included herein are unaudited and have been prepared by Interiors, Inc., a Delaware corporation (the "Company"), in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company and its subsidiaries as of March 31, 1999 and the results of operations of the Company and its subsidiaries for the three and nine-month periods ended March 31, 1999 and 1998.

        The Company's results of operations during the nine months ended March 31, 1999 are not necessarily indicative of any future results. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, as amended.

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for the year ended June 30, 1998. In accordance with SFAS No. 128, net earnings per share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, and excluding any potential dilution. For purposes of this calculation, common shares include both Class A Common Stock, par value $.001 per share, of the Company ("Class A Shares") and Class B Common Stock, par value $.001 per share, of the Company. Net earnings per diluted share amounts ("diluted EPS") were computed assuming potential dilution from the exercise of outstanding stock options, warrants and other securities. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the income statement. Earning per share amounts for the same periods in prior years have been restated to conform with the provisions of SFAS No. 128. All periods presented include a deduction for the dividend requirement of the Company's 10% Series A Cumulative Convertible Preferred Stock, par value $.01 per share, of the Company ("Series A Preferred Shares"). Basic EPS and diluted EPS for the three and six months ended December 31, 1997 have been restated to reflect the Series A Preferred Shares dividend deduction.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segment of an Enterprise and Related Entities," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that a public business enterprise report certain financial and descriptive information about its operating segments. At March 31, 1999, the adoption of SFAS 131 would not have a material effect on the Company's financial statements.


2.  ACQUISITIONS AND STRATEGIC ALLIANCES

        On February 22, 1999, the Company acquired all of the outstanding capital stock of Stylecraft Lamps, Inc., a Tennessee corporation ("Stylecraft"), pursuant to a Stock Purchase Agreement dated August 27, 1998 by and among the Company and former shareholders of Stylecraft. The purchase price paid to the shareholders was $10,319,000 in cash, which was financed by a secured line of credit from Austin Financial Services, Inc. ("Austin Financial"), the private placement 4,500 shares of 7% Series C Convertible Preferred Stock, par value $.01 per share, of the Company ("Series C Preferred Shares") having a liquidation value of $4,500,000, and working capital of the Company.

        On February 26, 1999, the Company acquired Model Home Interiors, Inc., a Maryland corporation ("MHI"), pursuant to an Agreement and Plan of Merger dated December 31, 1998 by and among the Company, MHI Acquisition Corp. ("Newco") and MHI. Pursuant to the agreement, Newco merged with and into MHI with MHI continuing as the surviving corporation and a wholly owned subsidiary of the Company. The purchase price paid consisted of (i) $2,000,000 in cash, (ii) promissory notes in the principal amount of $230,766 and (iii) Class A Shares having a fair market value of $2,300,000, subject to adjustment on the August 26, 2000. The Company also agreed to issue Class A Shares having a fair market value of up to $2,000,000 to former shareholders of MHI upon the attainment of certain earnings goals by MHI. The cash portion of the purchase price was financed by a secured line of credit from NationsBank, N.A. ("NationsBank"). In addition, the Company delivered into escrow (i) 974,835 Class A Shares to secure its obligation to deliver $2,300,000 in shares on the August 26, 2000 and (ii) 81,507 Class A Shares to secure its obligation to repay $230,766 in promissory notes.

        On March 2, 1999, the Company acquired 1,191,752 newly-issued shares (the "CSL Shares") of common stock, par value $.01 per share (the "CSL Common Stock") of CSL Lighting Manufacturing, Inc., a Delaware corporation ("CSL"), representing approximately 51.0% of the outstanding shares of CSL Common Stock pursuant to a Stock Purchase Agreement dated as of March 1, 1999 by and between the Company and CSL. The Company acquired the CSL Shares from CSL in exchange for (i) 1,927 Series C Preferred Shares having a liquidation value of $1,927,000 issued to certain creditors of CSL for the cancellation of CSL debt with a principal amount of $1,027,500 and (ii) $600,000 in cash. In addition, the Company issued 100 Series C Preferred Shares with a liquidation value of $100,000 as a fee in connection with this transaction.

        On March 26, 1999, the Company acquired all of the outstanding shares of capital stock (the "Petals Shares") of Petals, Inc., a Delaware corporation ("Petals"), pursuant to the Purchase Agreement dated December 11, 1999 by and among the Company and former shareholders of Petals. The purchase price paid for the Petals Shares and the forgiveness of $2,440,000 of debt owed by Petals to a former shareholder consisted of $4,000,000 in cash and the issuance of an 10% convertible debenture due March 26, 2001 in the principal amount of $2,000,000 (the "Petals Note"). The Petals Note is convertible into Class A Shares at a conversion price of $2.00 per share. In addition, the Company issued three-year warrants to purchase an aggregate of 100,000 Class A Shares at an exercise price of $3.50 to former shareholders of Petals (the "Petals Warrants"). The cash portion of the purchase price was paid from the Company's working capital.


3. NOTES PAYABLE

        On March 17, 1998, the Company issued 15% convertible subordinated notes due March 17, 2001 in the principal amount of $1,270,000 (the "15% Notes"), and warrants to purchase 27,000 Class A Shares at an exercise price of $2.00 ("WB Warrants") and warrants to purchase 271,700 Series A Preferred Shares at an exercise price of $5.50 ("WC Warrants"). As of March 31, 1999, 15% Notes in the aggregate principal amount of the $630,000 were converted into Class A Shares, and all WB Warrants and WC Warrants issued in connection with the 15% Notes were either exercised by the holders thereof or redeemed by the Company. For a discussion of the Company's redemption of the WB Warrants and WC Warrants, see "Shareholders' Equity."

        On March 19, 1998, the Company issued 6% convertible notes due March 19, 2000 in the principal amount of $1,700,000 (the "6% Notes") and warrants to purchase 198,333 Class A Shares at an exercise price of $1.75 per share (the "6% Note Warrants"). As of March 31, 1999, holders of the 6% Notes had converted the entire principal amount, plus accrued and unpaid interest, into 1,575,588 Class A Shares and exercised 23,333 6% Note Warrants.

        On March 23, 1998, as consideration for the acquisition of Merchandise Sales, Inc., dba Artmaster Studios ("Artmaster"), the Company issued two 10% subordinated promissory notes in the principal amount of $272,752 and $537,248. On July 31, 1998, the Company repaid the $272,752 promissory note, including accrued and unpaid interest, and on March 31, 1999, the Company repaid the $537,248 promissory note, including accrued and unpaid interest.

        In July 1998, the Company issued two 24.5% secured promissory notes to United Credit Corporation ("United Credit") in the aggregate principal amount of $2,000,000. The proceeds from these notes were used to finance the acquisitions of Windsor Art, Inc. ("Windsor") in July 1998 and Troy Lighting Inc. ("Troy") in August 1998. As of March 31, 1999, the Company had repaid both promissory notes.

        In July and August of 1998, the Company issued 7% redeemable convertible debentures in the principal amount of $3,000,000 (the "Convertible Debentures"), and warrants to purchase an aggregate of 1,339,286 Class A Shares (the "CD Warrants"). In addition, the Company issued warrants to purchase 112,500 Class A Shares at an exercise price of $2.10 per share (the "Finder Warrants") as a fee in connection the issuance of the debentures. The CD Warrants and Finder Warrants have been recorded as a debt discount at fair market value to be amortized over the term of the Convertible Debentures. In March 1999, the Company redeemed all of the outstanding Convertible Debentures in consideration for $2,600,000 in cash, plus accrued and unpaid interest. The Company recorded an extraordinary gain from early extinguishment of debt equal to $400,000 in connection with the redemption of the Convertible Debentures. As of March 31, 1999, holders of the Convertible Debentures had exercised 803,572 CD Warrants.

        As of December 31, 1998, the Company owed Bank of New York approximately $214,00. As of March 31, 1999, the Company repaid the entire outstanding loan balance and all its obligations and the security for this loan were released.

        In January 1999, the Company issued in a private placement to five accredited investors 12% convertible demand notes in the aggregate principal amount of $686,000 (the "12% Notes"). The 12% Notes are convertible into Class A Shares at $1.125 per share. As of April 30, 1999, 12% Notes in the amount of $186,00, plus accrued and unpaid interest, had been converted into 169,954 Class A Shares.

        In January 1999, the Company issued a 24.5% secured promissory note due October 25, 1999 to the Landis Brothers Corporation in the principal amount of $1,000,000 (the "Landis Note"). On April 1, 1999, the Landis Note was amended to change the interest rate to 16% per year.

4.  SHAREHOLDERS' EQUITY.

        On January 22, 1999, in order to provide it with additional working capital, the Company completed a private placement with one accredited investor of newly designated shares of Series B Preferred Stock, par value of $0.01 and liquidation value of $10.00 per share ("Series B Preferred Shares"), and redeemable three year warrants to purchase up to 2,000,000 Class A Shares at an exercise price of $0.75 per share (the "Series B Warrants"). The Company received $2,020,000 of gross proceeds from the sale of the Series B Preferred Shares and Series B Warrants. The Series B Preferred Shares consist of 200,000 shares, all of which are issued and outstanding. See "Item 2. Changes in Securities."

        On February 9, 1999, the Company issued to Pauline Raschella, an employee of Windsor, an incentive bonus of 100,000 Class A Shares. See "Item 2. Changes in Securities."

        On February 18, 1999, in order to provide it with the capital resources to complete the Stylecraft and CSL acquisitions, the Company completed a private placement with five accredited investors of 6,527 shares of newly created Series C Preferred Shares. The Series C Preferred Shares have a liquidation value of $1,000 per share. In consideration for the issuance of 4,500 Series C Preferred Shares, the Company received $4,500,000 in gross proceeds. In addition, two of the purchasers of the Series C Preferred Shares, who were also holders of $1,027,500 of 7% notes previously issued to them by CSL, canceled such notes in exchange for the issuance of an additional 1,927 shares of the Company's Series C Preferred Shares. See "Item 2. Changes in Securities."

        On March 1, 1999, the Company issued to Earley Kielty and Associates, Inc., an executive search firm, 26,666 Class A Shares in connection with a search related to MHI. On March 11, 1999, the Company issued to Maria Matos, a former employee of the Company, 26,666 Class A Shares as a severance payment. On such date, the Company also issued to Judith E. Schneider, 6,250 Class A Shares in consideration for certain consulting services. See "Item 2. Changes in Securities."

        On March 20, 1999, the Company redeemed 919,251 WB Warrants and 171,020 WC Warrants for aggregate consideration of $10,902.71 or $0.01 per warrant. As a result of the redemption, there are no longer any outstanding WB Warrants or WC Warrants. During the three-month period ended March 31, 1999, an amount of WB Warrants and WC Warrants were exercised at $2.00 and $5.50, respectively, resulting in the issuance of 2,696,632 Class A Shares and 2,152,485 Series A Preferred Shares, and the Company received gross proceeds of approximately $17.2 million. See "Item 2. Changes in Securities."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

OVERVIEW

        Interiors, Inc., a Delaware corporation (the "Company"), is a designer, manufacturer and marketer of a broad range of decorative accessories for the residential, commercial, institutional and contract markets, including museum-quality traditional and contemporary picture frames, framed wall mirrors, and framed hand-painted oil paintings, framed prints under glass, portable and installed lighting and lighting fixtures, sculptures and decorative tabletop accessories, and silk flower, plant and tree arrangements. The Company primarily markets its products to retailers, home improvement centers, department stores and lighting retailers. The Company believes that it has a unique competitive advantage in serving a broad range of customers because of the breadth and depth of its product lines as well as its ability to coordinate design among several product lines.

        The Company's goal is to become the premier, national single-source provider of decorative accessories to the home furnishings industry. To achieve this goal, the Company has begun consolidating the highly fragmented decorative accessories industry, rapidly establishing its national presence through the acquisition, integration and growth of established, well-regarded manufacturers of decorative accessories. The Company's business strategy was developed in response to changing demands of large retailers, who seek to increase "single-sourcing" of inventory purchases in order to reduce distribution and related expenses, including styling costs associated with coordinating related products from multiple vendors. The Company intends to integrate and optimize the operations of acquired companies by consolidating into regional operating units with centralized management, which management believes will lead to better product design and greater efficiency in manufacturing, shipping and inventory management, resulting in increased sales.


RESULTS OF OPERATIONS

Comparison of Nine Months Ended March 31, 1999 and 1998

        Net Sales for the nine months ended March 31, 1999 were $42,727,812 as compared to $6,225,000 for the same period in 1998, an increase of $36,502,812.12. The increase in net sales was primarily due to the Company's acquisitions of Henlor, Inc., including its subsidiary Vanguard Studios, Inc. ("Vanguard"), and Merchandise Sales, Inc., dba Artmaster Studios ("Artmaster") in March 1998, which added approximately $12.7 million in additional net sales, the acquisition of Windsor Art, Inc. ("Windsor") in July 1998, which added approximately $9.2 million in additional net sales, the acquisition of Troy Lighting Inc. ("Troy") in August 1998, which added approximately $8.8 million in additional net sales, the acquisition of Model Home Interiors, Inc. ("MHI") in February 1999, which added approximately $1.0 million in additional net sales, the acquisition of Stylecraft Lamps, Inc. ("Stylecraft") in February 1999, which added approximately $3.9 million in additional net sales, and the acquisition of Petals, Inc. ("Petals") in March 1999, which added approximately $1.4 million in additional net sales.

        Cost of goods sold for the nine months ended March 31, 1999 increased to $27,928,196 from $3,775,000 for the same period in 1998, an increase of $24,153,196. Cost of goods sold includes the costs directly related to the recognition of the Company's net sales. The increase in cost of goods sold was primarily due to the Company's acquisitions of Vanguard and Artmaster, which added approximately $8.1 million in additional cost, the acquisition of Windsor, which added approximately $6.2 million in additional cost, the acquisition of Troy, which added approximately $6.3 million in additional cost, the acquisition of MHI, which added approximately $508,000 in additional cost, the acquisition of Stylecraft, which added approximately $3.0 million in additional cost, and the acquisition of Petals, which added approximately $510,000 in additional cost.

        As a percentage of net sales, cost of goods sold for the nine month period ended March 31, 1999 increased to 65.3% from 60.6% for the same period of the prior year. The concomitant decrease in profit margin resulted primarily from the acquisition of additional businesses with alternative margin structures.

        Selling, general and administrative expenses increased to $13,824,966 for the nine months ended March 31, 1999 as compared to $1,590,000 for the same period in 1998, an increase of $12,234,966. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales. The increase in general and administrative expenses was primarily due to the Company's acquisitions of Vanguard and Artmaster, which added approximately $4.1 million in additional expenses, the acquisition of Windsor, which added approximately $1.8 million in additional expenses, the acquisition of Troy, which added approximately $2.4 million in additional expenses, the acquisition of MHI, which added approximately $495,577 in additional expenses, the acquisition of Stylecraft, which added approximately $643,146 in additional expenses, and the acquisition of Petals, which added approximately $341,248 in additional expenses.

        As a percentage of net sales, selling, general and administrative expenses for the nine month period ended March 31, 1999 increased to 32.3% from 25.5% for the same period of the prior year. This increase primarily resulted from acquisitions of new businesses with alternative cost structures.

        Interest expense and non-cash financing charges increased to $2,578,177 for the nine months ended March 31, 1999 from $483,000 for the same period in 1998 principally due to financing activities associated with the Company's acquisitions.

        Other (expense) income reported for the nine month period ended March 31, 1999 increased to $458,291 of income from zero for the same period of 1998. In addition, the Company had an extraordinary gain from early extinguishment of debt in the amount of $400,000 during the three month period ended March 31, 1999.


Comparison of the Three Months Ended March 31, 1999 and 1998

        Net Sales for the three months ended March 31, 1999 were $19,465,116 as compared to $2,389,000 for the same period in 1998, an increase of $17,076,116. The increase in net sales was primarily due to the Company's acquisitions of Vanguard and Artmaster in March 1998, which added approximately $3.9 million in additional net sales, the acquisition of Windsor in July 1998, which added approximately $3.4 million in additional net sales, the acquisition of Troy in August 1998, which added approximately $3.3 million in additional net sales, the acquisition of MHI in February 1999, which added approximately $1.0 million in additional net sales, the acquisition of Stylecraft in February 1999, which added approximately $3.9 million in additional net sales, and the acquisition of Petals in March 1999, which added approximately $1.3 million in additional net sales.

        Cost of goods sold for the three months ended March 31, 1999 increased to $12,967,708 from $1,378,000 for the same period in 1998, an increase of $11,589,708. Cost of goods sold includes the costs directly related to the recognition of the Company's net sales. The increase in cost of goods sold was primarily due to the Company's acquisitions of Vanguard and Artmaster, which added approximately $2.6 million in additional cost, the acquisition of Windsor, which added approximately $2.3 million in additional cost, the acquisition of Troy, which added approximately $2.6 million in additional cost, the acquisition of MHI, which added approximately $507,964 in additional cost, the acquisition of Stylecraft, which added approximately $2,953,546 in additional cost, and the acquisition of Petals, which added approximately $510,406 in additional cost.

        As a percentage of net sales, cost of goods sold for the three month period ended March 31, 1999 increased to 66.6% from 57.7% for the same period of the prior year. The concomitant decrease in profit margin resulted primarily from the acquisition of additional businesses with alternative margin structures.

        Selling, general and administrative expenses increased to $6,863,212 for the three months ended March 31, 1999 as compared to $700,000 for the same period in 1998, an increase of $6,163,212. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales. The increase in general and administrative expenses was primarily due to the Company's acquisitions of Vanguard and Artmaster, which added approximately $1.4 million in additional expenses, the acquisition of Windsor, which added approximately $711,518 in additional expenses, the acquisition of Troy, which added approximately $911,254 in additional expenses, the acquisition of MHI, which added approximately $495,577 in additional expenses, the acquisition of Stylecraft, which added approximately $643,146 in additional expenses, and the acquisition of Petals, which added approximately $341,248 in additional expenses.

        As a percentage of net sales, selling, general and administrative expenses for the three month period ended March 31, 1999 increased to 35.3% from 29.3% for the same period of the prior year. This increase primarily resulted from acquisitions of new businesses with alternative cost structures.

        Interest expense and non-cash financing charges increased to $1,156,408 for the three months ended March 31, 1999 from $257,000 for the same period in 1998 principally due to financing activities associated with the Company's acquisitions.

        Other expense (income) reported for the three month period ended March 31, 1999 increased to $448,387 of income from zero for the same period of 1998. In addition, the Company had an extraordinary gain from early extinguishment of debt in the amount of $400,000 during the three month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Since the beginning of the fiscal year, the Company has primarily used its cash to support operating activities, to fund acquisitions and for capital expenditures. The Company's primary sources of cash during this period have been the proceeds raised by the private placement of two 24.5% secured promissory notes in July 1998 issued to United Credit in the aggregate principal amount of $2,000,000, the 12% Notes and the Landis Note, the issuance of Series B Preferred Shares in January 1999 and Series C Preferred Shares in March 1999, and the exercise of the Company's WB Warrants and WC Warrants. In addition, as discussed below, the Company currently has formula based secured financing arrangements with Austin Financial, Capital Business Credit Corporation ("Capital Business Credit"), NationsBank and United Credit. At March 31, 1999, the Company had working capital of $13,153,981.

        Net cash provided by operating activities during the first nine months of fiscal 1999 was $1,086,466, principally due to depreciation and amortization and non-cash financing charges.

        Net cash used in investing activities during the first nine months of fiscal 1999 was $25,464,529, primarily due to the acquisitions of Vanguard, Artmaster, Windsor, Troy, MHI, Stylecraft and Petals.

        Net cash provided by financing activities during the first nine months of fiscal 1999 was $31,178,243, primarily due to proceeds raised from the issuance of debt and the exercise of the WB Warrants and WC Warrants.

        The Company has secured formula based financing arrangements with several lenders relating to the operations of its subsidiaries. As of May 17, 1999, the Company owed Austin Financial approximately $8,206,000 at an annual rate equal to prime plus 5.5% (13.25% as of the date of this filing), and could borrow approximately an additional $5,281,000, relating to the operations of Windsor, Troy and Stylecraft. As of May 17, 1999, the Company owed Capital Business Credit approximately $1,973,000 at an annual rate equal of 10.25% plus related fees, and could borrow approximately an additional $65,000, relating to the operations of Vanguard. As of May 17, 1999, the Company owed NationsBank approximately $2,472,000 at an annual rate equal to prime (7.75% as of the date of this filing), and could borrow approximately an additional $1,479,000, relating to the operations of MHI. As of May 17, 1999, the Company owed United Credit approximately $33,000 at an annual rate equal to prime plus 8.0% (15.75% as of the date of this filing), and could borrow approximately an additional $779,000, relating to the operations of the Company's A.P.F. Master Framemakers division. The Company is currently seeking to replace these financing arrangements in an effort to reduce its overall interest expense. There can be no assurance, however, that the Company will be able to obtain sufficient financing on terms that are equal to or more favorable than its current arrangements.

        As of March 31, 1999, the Company had accrued but unpaid dividends of $533,884 on it Series A Preferred Shares, $29,808 on its Series B Preferred Shares and $51,322 on its Series C Preferred Shares. See "Item 2. Changes in Securities."

        From March 1998 through the middle of 1999, the Company has conducted an active acquisition program using both cash, stock and debt as consideration in its transactions. In order to accomplish additional acquisitions, the Company anticipates that it will required to pay additional cash, issue additional shares of stock and/or incur additional debt.

        The Company believes that its current cash, cash flow from operations, and available lines of credit will enable it to meet its working capital and capital expenditure requirements through the third quarter of fiscal 2000.

IMPACT OF INFLATION

        The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplied and other operating costs could adversely effect the Company's operations, however, the Company believes that it should be able to increase prices to offset increases in cost of goods sold or other operating costs. ` SALES VARIATIONS

        The Company's net sales are not generally subject to seasonal fluctuations experienced by certain retailers, however, the Company does experience some minor variations in the level of sales during the year. The first quarter of the Company's fiscal year (July through September) is generally the Company's slowest sales period due to the fact that the summer is typically when retailers are in their slowest purchasing period. During this time, certain of the Company's warehouses and factories closes for three to five days to take annual physical inventories and to consolidate vacation periods for certain of the Company's employees.

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies may need to be upgraded to comply with Year 2000 requirements. The Company has begun a full evaluation of its Year 2000 compliance needs with respect to its computer system and has authorized funding and contracted with a Year 2000 consulting service to meet those needs. The Company is currently in the process of restructuring its computer systems in order to prevent disruptions in operations involving the transition of dates from 1999 to 2000 and expects to be fully Year 2000 compliant by such time. If due to an unforseen circumstance, the Company cannot achieve complete Year 2000 compliance by the year 2000, the Company is prepared to institute temporary computer modifications which will allow it to transition from the year 1999 to the year 2000 with only minor disruptions. These disruptions are not anticipated to have any material effect on Interiors' operations. Under a worst case scenario, however, system failure or miscalculation could result in an inability to process transactions, send invoices, accept customer orders, provide customers with products and services, or engage in similar normal business activity. The Company has not completed its assessment of potential Year 2000 related problems among third parties upon which it relies, including its suppliers and customers. Substantial business interruptions at key suppliers or major customers could have a material adverse effect on the Company

        As Year 2000 preparations continue, the Company may discover additional Year 2000 problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. The foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

                                     PART II
                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES


        On January 22, 1999, in order to provide it with additional working capital, the Company completed a private placement with one accredited investor of newly designated Series B Preferred Shares and redeemable three year warrants to purchase up to 2,000,000 Class A Shares at an exercise price of $0.75 per share (the "Series B Warrants"). The Company received $2,020,000 of gross proceeds from the sale of the Series B Preferred Shares and Series B Warrants. The Series B Preferred Shares consist of 200,000 shares, all of which are issued and outstanding. The issuance of Series B Preferred Shares and Series B Warrants was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as a transaction by the issuer not involving a public offering. The holders of the Series B Preferred Shares were granted certain registration rights with respect to the underlying Class A Shares issuable upon conversion of the Series B Preferred Shares or exercise of the Series B Warrants.

        The Series B Preferred Shares rank in parity with the Company's Series A Preferred Shares with respect to dividends and liquidation, pays an 8% annual dividend, payable quarterly in cash or by the issuance of additional shares of Series B Preferred Shares, and is convertible by the holder at any time on or after January 31, 2000 into Class A Shares at a conversion price of $2.35 per share. Under certain limited conditions relating to a sale of the Company, through merger, sale of substantially all of its assets or tender offer, the Series B Preferred Shares may be converted into Class A Shares by the holder prior to January 31, 2000. The conversion price and the number of Class A Shares issuable upon conversion of the Series B Preferred Shares is subject to adjustment to protect the holder against dilution.

        In the event that the average price of the Class A Shares, as traded on NASDAQ or another national securities exchange, for the 12 trading days immediately prior to January 1, 2000 (the "Anniversary Price") shall be less than 140% of the conversion price in effect ($3.30 per share, based on the $2.35 per share conversion price), the Company has the right to redeem the Series B Preferred Shares prior to January 31, 2000, for a price equal to the sum of $10 per share, plus accrued and unpaid dividends, plus a premium of $5.00 per share, prorated over the period from January 22, 1999 to the date of redemption. In such event, the Company may also redeem the Series B Warrants for $0.1 each. In the event that such Anniversary Price shall be less than the conversion price, the holder of the Series B Preferred Shares shall have the right, during the 30 days ending January 31, 2000, to compel the Company to redeem and repurchase up to 50% of the Series B Preferred Shares for a redemption price equal to $10 per share, plus accrued and unpaid dividends. In the event that the Anniversary Price shall exceed 140% of the conversion price of the Series B Preferred Shares then in effect, the Company shall also have the right after January 1, 2000 to redeem all of the Series B Warrants for $.01 each, and a lesser number of Series B Warrants in pro-rata amounts if such Anniversary Price exceeds the conversion price, but is less than 140% of such conversion price.

        On February 9, 1999, the Company issued to Pauline Raschella, an employee of Windsor, an incentive bonus of 100,000 Class A Shares. The issuance was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving a public offering.

        On February 18, 1999, in order to provide it with the capital resources to complete the Stylecraft and CSL acquisitions, the Company completed a private placement with four accredited investors of 6,427 newly designated Series C Preferred Shares. The Series C Preferred Shares have a liquidation value of $1,000 per share. In consideration for the issuance of 4,500 Series C Preferred Shares, the Company received $4,500,000 in gross proceeds. In addition, two of the purchasers of the Series C Preferred Shares, who were also holders of $1,027,500 of 7% notes previously issued to them by CSL, canceled such notes in exchange for the issuance of 1,927 Series C Preferred Shares. The Company also issued 100 Series C Preferred Shares as a fee in connection with the acquisition of CSL. The issuance of Series C Preferred Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving a public offering. The holders of the Series C Preferred Shares were granted certain registration rights with respect to the underlying Class A Shares issuable upon conversion of the Series C Preferred Shares.

        The Series C Preferred Shares rank in parity with the Company's Series A Preferred Shares and Series B Preferred Shares with respect to dividends and upon liquidation, pays a 7% cumulative annual dividend, payable quarterly in cash, and is convertible at any time on or before October 15, 1999 at a conversion price per share equal to 120% of the average closing bid prices of the Class A Shares for the five trading days immediately prior to conversion, or at any time from and after October 16, 1999, at a conversion price per share equal to 100% of the average closing bid prices of the Company's Class A Shares for the five trading days immediately prior to conversion. The conversion price and the number of Class A Shares issuable upon conversion of the Series C Preferred Shares is subject to adjustment to protect the holders against dilution. However, in no event may the aggregate number of Class A Shares issuable upon conversion of all Series C Preferred Shares exceed 19.9% (or approximately

4,275,000 Class A Shares) of the issued and outstanding Class A Shares and Class B Shares at the date of issuance of the Series C Preferred Shares. In the event that such limitation on the maximum number of Class A Shares issuable shall, based on the conversion price then in effect, not permit the holders to convert all shares of Series C Preferred Shares into Class A Shares, the remaining Series C Preferred Shares shall be redeemed by the Company for their $1,000 per share liquidation value, plus accrued and unpaid dividends, either by the payment in cash or by the issuance of a 15% demand note. At the end of three years from their effective date of issuance (January 31, 2002), the Series C Preferred Shares shall be subject to mandatory conversion into Class A Shares at the conversion price then in effect; provided, that the Class A Shares are then traded on NASDAQ or another national securities exchange at a price of $1.00 or more. If such conditions are not met, any unconverted Series C Preferred Shares are subject to redemption at the option of the holders at $1,571 per share, plus accrued dividends.

        On March 1, 1999, the Company issued to Earley Kielty and Associates, Inc., an executive search firm, 26,666 Class A Shares in connection with a search related to MHI. The issuance was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving a public offering.

        On March 11, 1999, the Company issued to Maria Matos, a former employee of the Company, 26,666 Class A Shares as a severance payment. On such date, the Company also issued to Judith E. Schneider, 6,250 Class A Shares in consideration for executive search services. Each issuance was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving a public offering.

        On March 20, 1999, the Company redeemed 919,251 WB Warrants and 171,020 WC Warrants for aggregate consideration of $10,902.71 or $0.01 per warrant. As a result of the redemption, there are no longer any outstanding WB Warrants or WC Warrants. During the three-month period ended March 31, 1999, an amount of WB Warrants and WC Warrants were exercised at $2.00 and $5.50, respectively, resulting in the issuance of 2,696,632 Class A Shares and 2,152,485 Series A Preferred Shares, and the Company received gross proceeds of approximately $17.2 million.



ITEM 5. OTHER INFORMATION.


        On April 23, 1999, the Company, Artmaster, Laurie Munn and a representative of the former shareholders of Artmaster entered into a mutual general release pursuant to which the shareholders paid the Company $65,000 in satisfaction of indemnification claims, and the Company allowed the shareholders to transfer 779,302 Class A Shares being held in escrow to Aberdeen Ave. LLC for $1,250,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits

Exhibit No.                       Description
-----------                       -----------

2.1 Stock Purchase Agreement dated August 27, 1998 by and among Interiors, Inc., Jimmy D. Webster, Jr., Bettye Jo Webster and Henry L. Gray (1)

2.2 Purchase Agreement dated December 11, 1999 by and among Interiors, Inc. and Mark N. Sklar, Drew M. Brown, the Bennett Dorrance Trust, the Bennett Dorrance, Jr. Trust, the Ashley Dorrance Trust, the Dorrance 1995 Issue Trust and DMB Property Ventures Limited Partnership (2)

11        Computation of Earnings per Share

27        Financial Data Schedule

99.1 Stock Purchase Agreement dated as of March 1, 1999 by and between Interiors, Inc. and CSL Lighting Manufacturing, Inc. (3)

99.2 Standstill Agreement dated March 1, 1999 by and between Interiors, Inc. and CSL Lighting Manufacturing, Inc. (3)

99.3 Agreement and Plan of Merger dated December 31, 1998 by and among MHI Acquisition Corp., Interiors, Inc. and Model Home Interiors, Inc. (4)

(1) Incorporated by reference to the Form 8-K filed March 9, 1999.
(2) Incorporated by reference to the Form 8-K filed April 9, 1999.
(3) Incorporated by reference to the Form 8-K filed March 4, 1999.
(4) Incorporated by reference to the Form 8-K filed March 9, 1999.

(b)  Reports on Form 8-K

        On March 4, 1999, the Company filed a Current Report on Form 8-K dated March 3, 1999 disclosing the Company's investment in CSL Lighting Manufacturing, Inc. under Item 5. Other Events.

        On March 9, 1999, the Company filed a Current Report on Form 8-K dated March 5, 1999 disclosing the Company's acquisition of Model Home Interiors, Inc. under Item 5. Other Events.

        On March 9, 1999, the Company filed a Current Report on Form 8-K dated March 9, 1999 disclosing the Company's acquisition of Stylecraft Lamps, Inc. under Item 2. Acquisition or Disposition of Assets.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Dated:                        INTERIORS, INC.



       May 24, 1999                  By: /s/ Max Munn
                                     ------------------------------------------
                                             Max Munn
                                             President and Chief Executive
                                             Officer



       May 24, 1999                  By: /s/ Richard P. Belenski
                                     ------------------------------------------
                                             Richard P. Belenski
                                             Chief Financial and Principal
                                             Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                                           DESCRIPTION

2.1 Stock Purchase Agreement dated August 27, 1998 by and among Interiors, Inc., Jimmy D. Webster, Jr., Bettye Jo Webster and Henry L. Gray (1)

2.2 Purchase Agreement dated December 11, 1999 by and among Interiors, Inc. and Mark N. Sklar, Drew M. Brown, the Bennett Dorrance Trust, the Bennett Dorrance, Jr. Trust, the Ashley Dorrance Trust, the Dorrance 1995 Issue Trust and DMB Property Ventures Limited Partnership (2)

11        Computation of Earnings per Share

27        Financial Data Schedule

99.1 Stock Purchase Agreement dated as of March 1, 1999 by and between Interiors, Inc. and CSL Lighting Manufacturing, Inc. (3)

99.2 Standstill Agreement dated March 1, 1999 by and between Interiors, Inc. and CSL Lighting Manufacturing, Inc. (3)

99.3 Agreement and Plan of Merger dated December 31, 1998 by and among MHI Acquisition Corp., Interiors, Inc. and Model Home Interiors, Inc. (4)

(1) Incorporated by reference to the Form 8-K filed March 9, 1999.
(2) Incorporated by reference to the Form 8-K filed April 9, 1999.
(3) Incorporated by reference to the Form 8-K filed March 4, 1999.
(4) Incorporated by reference to the Form 8-K filed March 9, 1999.