Form 10KSB
period 1999-06-30
INTERIORS INC
filed 1999-10-13
CIK 921563

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended: June 30, 1999

                                       OR
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

                         Commission file number 0-24352

                                 INTERIORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                            13-3590047
         -------------------------------       -----------------------------
         (State or Other Jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

             320 Washington Street
              Mt. Vernon, New York                        10553
         -------------------------------       -----------------------------
             (Address of Principal                      (Zip Code)
               Executive Offices)

Issuer's telephone number, including area code: (914) 665-5400
Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, $.001 par value per share
                 -----------------------------------------------
                                (Title or Class)

  Series A 10% Cumulative Convertible Preferred Stock, $.01 par value per share
  -----------------------------------------------------------------------------
                                (Title or Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes |X|                                No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenue for the fiscal year ended June 30, 1999, was $80,433,426. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on October 8, 1999 was approximately $42,739,249.

      As of October 8, 1999, the registrant had outstanding 31,378,067 shares of Class A Common Stock, $.001 par value per share ("Class A Shares"), and 2,455,000 shares of Class B Common Stock, $.001 par value per share ("Class B Shares").

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the definitive proxy statement of the registrant, which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                 INTERIORS, INC.
                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business..............................................1
Item 2.  Description of Properties...........................................11
Item 3.  Legal Proceedings...................................................11
Item 4.  Submission of Matters to a Vote of Security Holders.................12
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.............................................................13
Item 6.  Management's Discussion and Analysis or Plan of Operations..........15
Item 7.  Financial Statements and Supplementary Data.........................19
Item 8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure................................................19
Items 9, 10, 11 & 12.........................................................20
Item 13.  Exhibits, Financial Statements and Reports on Form 8-K.............20

                                     PART I

Item 1. Description of Business.

Overview

         Interiors, Inc., a Delaware corporation ("Interiors" or the "Company"), is a designer, manufacturer and marketer of a broad range of decorative accessories for the residential, commercial, institutional and contract markets, including museum-quality traditional and contemporary picture frames, framed wall mirrors, oil paintings and prints under glass, portable and installed lighting and lighting fixtures, sculptures and decorative tabletop accessories and silk floral and tree arrangements. Interiors primarily markets its products to retailers in the home furnishings industry, including furniture stores, home furnishings centers, catalog retailers, home improvement centers, department stores and lighting retailers. The Company's silk flower and tree arrangements, as well as other accessories, are also sold directly to consumers through a direct mail catalogue, and the Company has recently begun marketing several products through the internet. The Company also provides design, merchandising and leasing services to the homebuilding industry. The Company believes that it has a unique competitive advantage in serving a broad range of customers because of the breadth and depth of its product lines as well as its ability to coordinate design among several product lines.

         Interiors' goal is to become the premier, national single-source provider of decorative accessories to the home furnishings industry. To achieve this goal, Interiors has begun consolidating the highly fragmented decorative accessories industry, rapidly establishing its national presence through the acquisition, integration, and growth of established, well-regarded manufacturers of decorative accessories. The Company's business strategy was developed in response to changing demands of large retailers, who seek to increase "single-sourcing" of inventory purchases in order to reduce distribution and related expenses, including styling costs associated with coordinating related products from multiple vendors. Interiors intends to integrate and optimize the operations of acquired companies by consolidating into regional operating units with centralized management, which the Company believes will lead to better product design and greater efficiency in manufacturing, shipping and inventory management, resulting in increased sales.

         Prior to 1998, Interiors had two primary operating divisions: its custom framing division, A.P.F. Master Framemakers, which is engaged in the manufacture of antique and contemporary picture and mirror frames for museums, art galleries, designers, collectors and frame retailers; and its wholesale division, which manufacturers and markets a line of high-end traditional and contemporary mirrors sold through upscale retail furniture and department stores.

         Since early 1998, the Company has been rapidly acquiring additional businesses in the decorative accessories industry, which it operates as corporate subsidiaries or divisions, and has significantly expanded its product lines. In March 1998, the Company acquired the businesses of Henlor, Inc. ("Henlor"), its subsidiary Vanguard Studios, Inc. ("Vanguard"), and Merchandise Sales, Inc. ("MSI"; d/b/a Artmaster Studios, Inc., "Artmaster"), manufacturers of framed mirrors, paintings and prints, lighting products, sculptures and tabletop accessories, with combined annual sales of approximately $20.2 million. In July 1998, the Company acquired the businesses of Windsor Art, Inc. ("Windsor"), a manufacturer of framed paintings, prints and mirrors, with annual sales of approximately $12.7 million. In August 1998, the Company acquired Troy Lighting, Inc. ("Troy"), a manufacturer of lighting products, with annual sales of $12.5 million. In February 1999,the Company acquired Model Home Interiors, Inc. ("Model Home"), a company that provides design, merchandising and leasing services to the homebuilding industry with annual sales of approximately $12.3 million, and Stylecraft Lamps, Inc. ("Stylecraft"), a manufacturer of portable lighting products and fixtures with annual sales of approximately $25.4 million. In March 1999, the Company acquired a 51% interest in CSL Lighting Manufacturing, Inc. ("CSL"), a publicly-traded manufacturer of lighting fixtures with annual sales of approximately $12.3 million, and Petals, Inc., a manufacturer of decorative artificial flower and tree arrangements, with annual sales of approximately $42.0 million. As a result of these transactions, the Company's current business includes the design, manufacture and distribution of a broad range or decorative accessories.

         Interiors was originally incorporated in New York in October 1990 under the name A.P.F. Holdings, Inc., which subsequently merged with and into Interiors, Inc., a Delaware corporation, in March 1994. A.P.F. Holdings, Inc. was formed for the purpose of acquiring the assets of the picture framing business previously operated by a subsidiary of Collectors' Guild International, a New York corporation formed in 1976.

         The Company's principal executive offices are located at 320 Washington Street, Mt. Vernon, New York 10553; its telephone number is (914) 665-5400.

Industry

         According to the most recent Universe Study conducted by Home Accents Today, domestic retail sales of home furnishings accessories totaled $54 billion in 1998. The two categories most relevant to the Company are wall decor and portable lamps, which together accounted for 21.3% of total industry sales, or $11.5 billion, in 1998. Wall decor consists of three segments: framed art, framed mirrors and miscellaneous wall objects such as metal sculpture. The Company has strong product lines in each of these categories. The market for wall decor has been growing rapidly in recent years. Retail sales of wall decor, which were $3.8 billion in 1997, increased by 13% in 1998 to $4.3 billion. Home Accents Today's Universe Study estimated growth for 1999 at 10%, resulting in anticipated total sales in excess of $4.8 billion in 1999. This represents a compound annual growth rate of 11.5% since 1997.

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

Acquisition and Expansion Strategy

         The Company's strategic objective is to become the premier, national single-source provider of decorative accessories to the home furnishings industry. Key elements of the Company's strategy to accomplish this objective are to (i) continue its role as an acquirer of independent manufacturers of decorative accessories; (ii) integrate the operations of its operating divisions and capture economies of scale; (iii) expand the Company's product lines through acquisition and internal growth; and (iv) expand into new markets.

         Continue Growth Through Acquisitions. The Company has rapidly established a national presence and critical customer mass by acquiring several established, well-regarded companies which design, manufacture and distribute decorative accessories in selected regions throughout the United States. The Company intends to continue its acquisition strategy by acquiring additional manufacturers of decorative accessories in order to deepen and broaden its market presence and to expand its product offerings. Given the increasing pressure from large retailers to consolidate, the Company believes that smaller manufacturers of decorative accessories will continue to be attracted to, and benefit from, the growth opportunity provided by the Company. As part of its growth strategy, management intends to generally pursue companies with annual revenues ranging from $5 million to $25 million, a moderate- to premium-priced product line, a positive reputation in the marketplace and profitable operations.

         Integrate Operations and Capture Economies of Scale. To support the growth of its business, the Company has implemented a continuing program designed to maximize operating efficiencies by reducing manufacturing costs, increasing inventory turnover and enhancing its management information systems. As a result of this program, the Company seeks to integrate and optimize the operations of the companies it acquires by (i) consolidating operations into regional operating units with centralized management, (ii) providing the acquired companies with material requirements planning software, which better determines inventory requirements, (iii) linking ordering systems through EDI, which permits the computerized receipt of customer orders, billing and exchange of information with customers, and (iv) providing the acquired companies with the Company's integrated support services. Management believes that the centralization of these functions will lead to increased sales, better product design, and greater efficiency in manufacturing, shipping and inventory management. The Company also has significant opportunities for cross-marketing the products of its various operating units.

         Expand Product Lines. Interiors continuously introduces new products to complement new trends in interior design and decorating. As the Company grows, management intends to centralize and coordinate product design throughout the Company. Management believes that the Company's acquisitions and integration activities will also enhance the Company's ability to design and manufacture new products which are coordinated with products from the Company's other product lines. Interiors also intends to pursue licensing arrangements by seeking and forming strategic alliances with designer labels (i.e., product brands with national or international recognition) which are expected to either (i) grant the Company the right to develop, market and sell certain of the Company's products under the designer label's brand name or (ii) grant a designer label the right to market and sell certain of the Company's products under the designer label's brand name. Although the Company does not currently have any licensing arrangements with designer labels, such licensing arrangements would be expected to bolster the Company's product development efforts.

         Expand Into New Markets. The Company intends to expand the distribution of its products into new domestic and international markets. Initially, the Company intends to focus on those markets in which it already has achieved some market penetration or for which access is facilitated through existing distribution channels and relationships. Currently, the Company principally sells home furnishings and accessory items through the domestic wholesale market and, to a more limited extent, the domestic retail market. The Company intends to expand its business by increasing the Company's retail sales through direct marketing and catalogue sales through its Petals subsidiary, and to include design, merchandising and leasing services to the hospitality and assisted living industries through its subsidiary, Habitat Solutions, Inc. In addition, the Company intends to expand its domestic and international business by establishing an Internet presence through Interiors' interactive website, interiors.com, which is currently operational and expected to be enhanced.

Acquisition History

         Set forth below is a list of the Company's acquisitions within the past three fiscal years along with the date of acquisition, trade or brand names and product categories related to each acquired company, and the approximate amount of aggregate annual sales for the businesses acquired in the full year prior to acquisition:

                                                                                   Approximate
Date             Company       Trade or Brand Names       Product Categories       Annual Sales
----             -------       --------------------       ------------------       ------------
March 1998       Vanguard      Serengeti International;   Framed mirrors,          $13.4 million
                               Vanguard Studios; Lee      paintings and prints;
                               Reynolds                   lighting products;
                                                          sculptures and
                                                          tabletop accessories

March 1998       Artmaster     Renaissance; Artmaster     Framed mirrors,          $6.8 million
                               Studios                    paintings and prints;
                                                          lighting products

July 1998        Windsor       Windsor; Dolbi Cashier     Framed paintings and     $12.7 million
                                                          prints; framed mirrors

August 1998      Troy          Troy-Lite                  Lighting products        $12.5 million

February 1999    Model Home    Model Home Interiors       Design and,              $12.3 million
                                                          merchandising

February 1999    Stylecraft    Stylecraft Lamps           Lighting products        $25.4 million

March 1999       CSL(1)        Creative Systems           Lighting products        $12.3 million
                               Lighting, Ortek

March 1999       Petals        Petals                     Silk floral and tree     $42.0 million
                                                          arrangements

------------

(1) The Company acquired a 51% interest in CSL.

         Vanguard. On March 10, 1998, the Company consummated the transactions contemplated by a merger agreement among the Company, an acquisition subsidiary of the Company, Henlor, and the shareholders of Henlor. Pursuant to the agreement, the Company's acquisition subsidiary merged with and into Henlor with Henlor continuing as the surviving corporation. Henlor also merged with its subsidiary Vanguard Studios, Inc. ("Vanguard"). The merger consideration paid by the Company consisted of (i) a cash payment of $705,621, (ii) an 8% promissory note in the aggregate principal amount of $794,379 due December 1, 2000 and
(iii) the issuance of 299,581 Class A Shares to the former shareholders of Henlor, which shares are subject to adjustment on March 10, 2000 to the extent such shares are worth more than $1,000,000 or less than $250,000.

         Artmaster. On March 23, 1998, the Company consummated the transactions contemplated by a merger agreement among the Company, Artmaster, MSI and certain shareholders of MSI. Pursuant to the agreement, MSI merged with and into Artmaster, with Artmaster continuing as the surviving corporation. The merger consideration paid by the Company consisted of a 10% subordinated note of the Company in the amount of $537,248 and 779,302 Class A Shares (the "MSI Merger Shares"). In addition, the Company agreed to repay indebtedness of MSI owed to certain creditors of MSI in the aggregate amount of $1,022,752 (which payment consisted of a cash payment of $750,000 and a 10% subordinated promissory note in the amount of $272,752). The Company repaid the $272,752 and $537,248 promissory notes on July 31, 1998 and March 31, 1999, respectively. In May, 1999, the former shareholders of MSI transferred the MSI Merger Shares to Aberdeen Avenue, LLC in consideration for $1,250,000, and the Company was released from all continuing obligations under the merger agreement.

         Windsor. On July 30, 1998, the Company consummated the transactions contemplated by a stock purchase agreement between the Company and Bentley International, Inc. ("Bentley"), a publicly-traded Missouri corporation. Pursuant to the agreement, the Company purchased all of the issued and outstanding shares of Windsor. The purchase price consisted $1,706,992 in cash and two secured subordinated 8% promissory notes, one in the amount of $3.3 million and the other in the amount of $2.0 million (collectively, the "Windsor Notes"). Concurrently with the purchase of the shares of Windsor, the Company purchased 150,000 shares of common stock of Bentley and a warrant to purchase 300,000 shares of common stock of Bentley in exchange for the issuance of 1,500,000 Class A Shares (the "Windsor Shares"). One of the Windsor Notes, in the amount of $3.3 million, was repaid on September 30, 1998. The other Windsor Note, in the amount of $2.0 million, and the Windsor Shares were repurchased by the Company for aggregate consideration of $2,643,000 on December 1, 1998. In addition, an officer of Bentley agreed to terminate his consulting agreement with Windsor. The Windsor Shares were retired by the Company on February 22, 1999.

         Troy. On August 14, 1998, the Company consummated the transactions contemplated by a July 2, 1998 merger agreement among the Company, Troy, and the former shareholders of Troy. Pursuant to the agreement, a wholly-owned subsidiary of the Company merged with and into Troy, with Troy continuing as the surviving corporation. The merger consideration paid by the Company consisted of a cash payment of $250,000 and the issuance of 650,000 Class A Shares (the "Troy Merger Shares"). In addition, the Company agreed to cause Troy to repay $1,700,000 in indebtedness to certain former shareholders of Troy. On or about July 31, 1999, the former shareholders of Troy agreed to sell the Troy Merger Shares to Dominion Capital Fund, Ltd., Dominion Investment Fund, LLC and Sovereign Partners, L.P. (collectively, the "Troy Purchasers") for $1,000,000. Contemporaneously therewith, the Company and the Troy Purchasers entered into a letter agreement pursuant to which the Troy Purchasers agreed not to sell or otherwise transfer the Troy Merger Shares until December 25, 1999. If the Troy Merger Shares are worth less $1,150,500 based on the sixty-day average of the Class A Shares following such date, the Company must either pay cash or issue additional Class A Shares to the Troy Purchasers in the amount of the shortfall.

         Model Home. On February 26, 1999, the Company consummated the transactions contemplated by a merger agreement among the Company, Model Home and a wholly owned subsidiary of the Company. Pursuant to the Agreement, the Company's wholly owned subsidiary merged with and into Model Home, with Model Home continuing as the surviving corporation erger. The purchase price paid by the Company consisted of a cash payment of $2.0 million, promissory notes aggregating $230,766 and Class A Shares having a fair market value of $2,300,000 (the "MHI Merger Shares") on the eighteenth month anniversary of the closing. Additionally, the Company agreed to issue Class A Shares with a maximum fair market value of $2,000,000 (the "Earnout Shares") upon the attainment of certain earnings goals by Model Home. The Merger Shares are being held in escrow as security for the mutual obligations of the parties under the merger agreement.

         Stylecraft. On February 22, 1999, the Company consummated the transactions contemplated by a stock purchase agreement among the Company and the former shareholders of Stylecraft pursuant to which the Company acquired all of the outstanding capital stock of Stylecraft for $10,319,000 in cash.

         CSL. On March 2, 1999, the Company consummated the transactions contemplated by a stock purchase agreement between the Company and CSL. Pursuant to the agreement, the Company acquired 1,191,752 newly-issued shares of common stock, par value $.001 per share, of CSL (the "CSL Shares"), representing approximately 51% of the issued and outstanding shares of common stock of CSL, pursuant to the March 1, 1999. The purchase price for the CSL Shares consisted of $600,000 in cash paid to CSL and the issuance of 1,927 shares of Series C Preferred Stock, par value $.01 per share ("Series C Preferred Shares"), to certain creditors of CSL in exchange for the cancellation of debt of CSL having a principal amount of $1,027,500. In conjunction with the transaction, three designees of the Company were added to the CSL board of directors, and CSL entered into a standstill agreement, which prohibited the Company and its affiliates from acquiring any additional shares of common stock of CSL for a period of 150 days from the closing date.

         Petals. On March 23, 1999, the Company consummated the transactions contemplated by a stock purchase agreement among the majority stockholders of Petals and the Company pursuant to which the Company acquired Petals in exchange for the cancellation of $2,440,000 of debt owed by Petals to one of the stockholders, an aggregate of $4,000,000 in cash and a 8% convertible note in the original principal amount of $2,000,000 due March 23, 2001. The note is convertible into Class A Shares at $2.00 per share. The Company also issued an aggregate of 100,000 three-year warrants to purchase Class A Shares at an exercise price of $3.50 per share to the minority stockholders (the "Petals Warrants"). In connection with the transaction, Petals redeemed the interests of the minority stockholders for aggregate consideration of approximately $3.9 million in cash and $262,500 paid over nine months as severance payments.

Products

         The Company manufactures and distributes an assortment of decorative accessories for the home furnishing industry, including picture frames and framed mirrors, paintings and prints, sculptures and tabletop accessories, portable and fixed lighting products and artificial flower and tree arrangements. The Company's products, brand names and price positioning are described below.

         Picture Frames and Framed Mirrors. Interiors is a leader in producing high-end, custom frames for paintings, prints and mirrors. The Company also restores frames. The Company's frames are primarily reproductions of antique frames made to look as distressed as genuine frames from that period would look today. Customers select any combination of elements from the Company's library of approximately 1,500 elements to generate the frame style best suited for the picture or mirror and/or their decorating needs. These elements have been collected over decades, mostly through the Company's restoration activities, and primarily represent features from antique frames, many of which cannot be replicated. The Company's skilled craftspeople hand produce the frame based on the elements selected by the customer. Frame prices range from $300 to $52,000, but typically are between $800 and $4,000.

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

         Lighting Products. The Company manufactures lamps which are available in over 350 styles. The Company's portable lamps are manufactured with bases made of metal, crystal and hand-painted hydrocal, a plaster composition that can be finished to resemble stone, ceramic or metal. Additionally, the Company designs and manufactures formed and decorated metal lamps, both portable and fixed. The Company's lighting products generally are contemporary and do not compete with commodity or imported lighting. The Company's lighting products are sold primarily under the trade names Stylecraft Lamps, Vanguard Studios, Artmaster Studios and Troy Lighting.

         Silk Flower and Tree Arrangements. The Company designs and manufactures high-quality silk flower and tree arrangements utilizing unique stems and other components. The Company's silk flower business, Petals, started over 65 years ago, was a pioneer in the industry and has enjoyed a very satisfied and loyal customer following ever since. The Company's products can be used to decorate homes, apartments and offices. Petals is constantly introducing many original creations to meet the changing demands of its customers. The main avenue for distribution of its silk flower and tree arrangements is through direct mail-order sales. The Company is the leading mail-order catalogue source for decorative artificial flowers and accessories for the home. Catalogues are approximately 56 pages and contain over 200 different floral designs and accessories. The catalogue is published and updated 4 times a year to coincide with the major seasons of Spring, Summer, Fall and Christmas. Petals also has five retail locations throughout the New York metropolitan area.

         Sculptures and Tabletop Accessories. The Company manufactures and distributes hand-crafted hydrocal sculptures and tabletop accessories. The Company's products in this category sell for $75 to $200 at retail. The Company's sculptures and tabletop accessories are sold primarily under the trade names of Vanguard Studios and Serengeti International.

         Design, Merchandising and Leasing Services. The Company provides design, purchasing, installation and leasing services to the homebuilding industry. The Company's experienced team of designers create specific interior designs to be used in model homes by homebuilders. The designs are created to promote the sale of new homes by highlighting both the features of the homes and targeting specific consumer markets. The Company purchases and installs in the model homes all of the furniture and decorative accessories, many of which are designed and manufactured by the Company, and either resells or leases the furniture and accessories to homebuilders.

Raw Materials and Suppliers

         The primary raw materials used by Interiors in manufacturing and distributing its products are wood, hydrocal, composite resins, paint, glass, plexiglass, corrugated packaging materials, matboards, gold leaf, metal and silk flower components. The Company purchases its raw materials from a wide variety of domestic and foreign suppliers. Interiors has at least two, and often more, suppliers for each item used in its manufacturing process, and has chosen to limit the majority of its purchases to those vendors with whom it has developed long-term relationships. Interiors believes that there are a relatively large number of other suppliers of raw materials available, which enable Interiors to obtain competitive prices for its raw materials. Interiors does not anticipate, nor has it experienced, any difficulty in obtaining any of its raw materials, and is not dependent upon any one supplier. Interiors generally does not enter into long-term contracts with its suppliers. Significant increases in the costs of raw materials could have a negative effect on Interiors' gross margins for its products if Interiors were unable to build these costs into the prices of its products or to offset such raw material cost increases through cost reductions.

Manufacturing

         All of the Company's products are either manufactured directly by the Company or specifically on its behalf. The Company operates six manufacturing and distribution facilities located in California (2), Florida, Mississippi, and New York (2). Approximately 90% of the Company's finished products are manufactured at its production facilities. The balance of the Company's products and certain components and raw materials utilized by the Company are manufactured primarily in Mexico, China, Taiwan and Europe. The Company's manufacturing and distribution systems are run by well-trained and experienced production personnel.

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

Sales and Marketing

         The Company's primary customers are domestic retailers in the home furnishings industry, including furniture stores, home furnishings centers, catalog retailers, home improvement centers, department stores and lighting retailers. In addition, the Company's custom frame division markets its products to museums, art galleries, designers, interior decorators and custom frame retailers. The Company also sells artificial flower and tree arrangements direct to consumers through catalogs and five retail stores. The design, merchandising and leasing services are marketed primarily to home builders. In the fiscal year ended June 30, 1999, the Company sold products to over 3,000 home furnishings and specialty accounts.

         Each of the Company's product lines is marketed and sold through a network of independent manufacturers' representatives, who are often agencies employing a number of sales personnel. These representatives are paid on a commission-only basis, which the Company believes makes them highly motivated. None of the Company's present manufacturers' representatives are exclusive to the Company, and any representative could terminate its relationship with the Company at any time for any reason. In addition, manufacturers' representatives typically represent and distribute other non-competing decorative accessories. Given the large number of accounts, the Company believes that the use of independent representatives is an effective and cost-efficient means to distribute its products. The Company's manufacturer's representatives are supported by an in-house team of sales and marketing personnel. Each of the Company's product lines is managed by a National Sales Manager or Vice President of Sales and Marketing who works exclusively with that product line. In addition, the Company maintains an in-house support staff consisting of order entry personnel as well as pre-sale and post-sale customer service personnel.

         To supplement its sales efforts to the home furnishings industry and specialty account customers, the Company uses a variety of means to advertise and promote its products, including product brochures, trade shows and cooperative advertising with some of its accounts. Participation in trade shows, particularly the semi-annual shows in High Point, North Carolina, is an important element of Interiors' marketing efforts. In addition, the Company operates sixteen showrooms in five cities around the country.

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

         The rapid growth of high-volume retailers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the domestic home furnishings retail industry and the formation of dominant multi-category retailers. Other trends among retailers are to require manufacturers to maintain or reduce product prices or deliver products with shorter lead times, or for the retailers to import generic products directly from foreign sources. The combination of these market influences creates a highly competitive environment in which the Company's largest customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for ongoing improvements in customer service. Management believes that the competition in the decorative accessories industry is generally a function of timeliness of delivery, price, quality, reliability, product design, product availability and customer service. Interiors believes that it competes favorably with other companies due to its (i) dedicated distribution channels, (ii) established vendor relationships, (iii) broad range of product offerings, (iv) strong name recognition, (v) relative market share,
(vi) highly efficient, low cost manufacturing capabilities and (vii) experienced management team.

Intellectual Property Rights

         Many of the Company's products and their designs, as well as the design of many of the tools, dies and molds used in manufacturing certain of the Company's products, are proprietary to Interiors. In addition, the Company has sought to establish certain proprietary rights with respect to the marks under which its products and product categories are marketed. Consequently, the business of the Company is dependent, to a certain extent, on the Company's ability to establish and protect its intellectual property rights with respect to its products, designs, trademarks and tradenames under which it does business.

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

Regulatory Matters

         Interiors is subject to a wide range of federal, state and local laws and regulations relating to protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act. Certain of the Company's operations use materials containing chemicals that are considered hazardous under various environmental laws. Accordingly, management closely monitors the Company's environmental performance at all of its manufacturing facilities. Management believes that the Company is in substantial compliance with all environmental laws. While the Company may be required to make capital investments at some of its facilities to ensure compliance, Interiors believes that it will continue to meet all applicable requirements in a timely fashion and that any investment required to meet these requirements will not materially affect its financial condition or results of operations. However, legal and regulatory requirements in these areas have been increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future due to regulatory noncompliance. See "Management's Discussions and Analysis or Plan of Operations."

Employees

         As of June 30, 1999, the Company employed approximately 1,036 full-time persons, approximately 141 of whom were subject to collective bargaining agreements. The Company and its subsidiaries are party to two collective bargaining agreements which expire in the years 2002 and 2003. None of the Company's employees have been on strike, or threatened to strike, since the Company's inception and the Company believes that its relations with its employees are generally good.

Directors and Executive Officers

         The following table sets forth the directors and executive officers of the Company and their respective ages and positions:

                 Name             Age     Position(s) Held with the Company
         --------------------    -----    ----------------------------------------------------------
         Max Munn                 55      President, Chief Executive Officer, Chairman of the
                                          Board, and Director

         Richard P. Belenski      44      Executive Vice President of Finance and Administration,
                                          and Chief Financial Officer

         Dennis D'Amore           50      Executive Vice President and President of Decorative
                                          Accessory Group

         Todd R. Langner          44      Executive Vice President of Sales and Marketing

         James P. McCorry         54      President of Habitat Solutions, Inc. (a subsidiary of
                                          the Company)

         David A. Schwartz        32      General Counsel, Executive Vice President and Secretary

         Roger Lourie             54      Director

         Richard Josephberg       52      Director

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

         Max Munn has been a director of Interiors since March 1994 and Chairman of the Board and President since September 1995. At various times since September 1995, Mr. Munn was Chief Financial Officer of Interiors. Mr. Munn previously held the positions of Executive Vice President, Operations and Secretary of Interiors from February 1994 through September 1995. Mr. Munn served as Vice President of A.P.F. Holdings, Inc. from May 1993 until A.P.F. Holdings, Inc. merged with Interiors in March 1994. Since June 1996, Mr. Munn has served as a director and officer of Decor Group, Inc., a publicly-traded affiliate of Interiors, and since March 1999, Mr. Munn has served as a director and an officer of CSL Lighting Manufacturing, Inc., a publicly-traded affiliate of Interiors.

         Richard P. Belenski has served as Chief Financial Officer of Interiors since October 19, 1998. Mr. Belenski has over 20 years experience in the management of retail, direct marketing and manufacturing companies. From December 1996 through October 1998, Mr. Belenski was Vice President and Chief Financial Officer of Petals, Inc. From October 1986 through May 1996, Mr. Belenski served as Vice President of Finance and Chief Financial Officer for operating divisions of the J. Crew Group, Inc., an international catalog and retail company with total revenues of $900 million. Mr. Belenski was also Director of Budgeting and Financial Analysis at Lincoln Center for the Performing Arts, Inc. from March 1985 through October 1996 and held management positions with J.C. Penney Company, Inc. from February 1978 through August 1980. Since March 1999, Mr. Belenski has served as a director of CSL Lighting Manufacturing, Inc., a publicly-traded affiliate of Interiors. Mr. Belenski received a BA degree from Lycoming College in 1977 and holds an MBA from Fairleigh Dickinson University.

         Dennis D. D'Amore has served as Executive Vice President of Interiors and President of Interiors' Decorative Accessories Division since June 1998. Since March 1997, Mr. D'Amore has served as President and Chief Financial Officer of Decor Group, Inc., a publicly-traded affiliate of Interiors, and since March 1999, Mr. D'Amore has served as an officer of CSL Lighting Manufacturing, Inc., a publicly-traded affiliate of Interiors. From 1991 through 1996, Mr. D'Amore was a general business consultant to various private and public companies in a wide range of industries. From 1989 to 1991, Mr. D'Amore served as Vice President of Sales and Marketing for Lasco Bathware, a division of Tomkins Industries. From 1988 to 1989, Mr. D'Amore served as President of Colford-D'Amore, a management consulting firm. From 1981 to 1988, Mr. D'Amore served as Executive Vice President and General Manager of Water Jet Corporation.

         Todd R. Langner was appointed Executive Vice President of Sales and Marketing of Interiors in August 1998. From 1990 to 1998, Mr. Langner was President of Troy Lighting and Chief Operating Officer since March, 1994. From 1988 to 1990 Mr. Langner served as Vice President Sales and Marketing for Hinkley Lighting and President of its subsidiary, LuminArt. From 1982 to 1988, Mr. Langner was Vice President Sales, Marketing and Product Development for Forecast Lighting. From 1979 to 1982, Mr. Langner served as Marketing Manager of Illuminating Experiences. Mr. Langner holds a Bachelor of Science Degree in Journalism and Public Relations from the University of Florida.

         James J. McCorry was appointed President of Habitat Solutions, Inc., a subsidiary of Interiors, in July 1998. Since 1996, Mr. McCorry has served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of Plaid Clothing Group, Inc. From 1994 through 1995, Mr. McCorry served as the Senior Vice President, Chief Financial and Chief Operating Officer of Warnaco Group, Inc., Warners/Intimates Group. In addition, Mr. McCorry served as the Chief Financial Officer and Vice President of Operations and Administration of Sara Lee Corp., Aris Isotoner Division.

         David A. Schwartz, has served General Counsel, Secretary and Executive Vice President of Interiors since February 1999. From April 1996 until January 1999, Mr. Schwartz served as Corporate Counsel and Assistant Secretary for Complete Management, Inc. Since March 1999, Mr. Schwartz has served as a director and officer of CSL Lighting Manufacturing, Inc., a publicly-traded affiliate of Interiors.

         Roger Lourie has served as a director of Interiors since May 1995. Since 1980, Mr. Lourie has been a General Partner of Tremont Associates, a private equity investment fund, and since 1980 has served as President of Misty Ridge Associates, another private equity investment fund. Mr. Lourie is also Chairman of the Board of Pneumatic Tool, Inc., a tool manufacturer and Devon-Adair Publishing, Inc., a book publisher. Mr. Lourie received a B.S. degree in engineering from Rensselaer Polytechnic Institute of Technology and M.B.A. and M.I.A. degrees from Columbia University in New York.

         Richard Josephberg has served as a director of Interiors since October 1995. Since 1986, Mr. Josephberg has served as the Chairman of Josephberg Grosz & Co., Inc., a New York-based investment banking firm specializing in providing private institutional capital to emerging growth companies. From 1969 through 1975, Mr. Josephberg served as a consultant with Goldman Sachs & Co. Additionally, from 1985 through 1990, Mr. Josephberg served as a member of the New York Stock Exchange. Mr. Josephberg received a B.B.A. degree from the University of Cincinnati, and attended the M.B.A. program at Bernard Baruch Graduate School of Business in New York.

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

Item 2. Description of Properties.

         Interiors' headquarters are located in Mount Vernon, New York, in leased facilities consisting of 70,000 square feet of manufacturing and warehouse space together with executive offices and a showroom. The facility is occupied under a five-year lease expiring at the end of 2001 with a five-year renewal option. The Company also owns approximately fifteen acres located in Hernando, Mississippi, where it has a manufacturing and distribution facility. As of June 30, 1999, the Company owned or leased the manufacturing facilities listed in the table below.

         Location                        Primary Use                       Approximate Size (sq. ft)
         --------                        -----------                       -------------------------
         City of Industry, California    Manufacturing; Distribution                      98,000
         Vernon, California              Manufacturing; Distribution                     235,000
         Longwood, Florida               Manufacturing; Distribution                      70,000
         Hernando, Mississippi           Manufacturing; Distribution                     150,000
         Mount Vernon, New York          Manufacturing; Executive Offices                 70,000
         Portchester, New York           Warehouse                                        65,000
         White Plains, New York          Manufacturing; Distribution                      85,000

------------

         In addition, the Company leases showroom facilities in High Point, North Carolina (five showrooms), San Francisco, California (four showrooms), New York, New York (one showroom) and Dallas, Texas (six showrooms). The showroom sizes range from 1,500 square feet to approximately 9,800 square feet. In addition, the Company has five retail outlets located in the New York metropolitan area.

         Interiors believes that its facilities are well-maintained and adequate for its current requirements, and that suitable additional space will be available as needed to accommodate anticipated growth of its operations in the foreseeable future.

Item 2. Legal Proceedings.

         Interiors is subject to claims and litigation arising in the ordinary course of its business. In management's opinion, Interiors is not presently a party to any such litigation or claims the outcome of which would have a material adverse effect on its financial position or its results of operations.

Item 3. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

Item 4. Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Class A Shares have been traded on the Nasdaq Small Cap Market ("NASDAQ") under the symbol INTXA since June 23, 1994. Prior to that date, there was no public market for the Company's Class A Shares. The Class B Shares are not traded on any public market. The high and low bid prices of the Class A Shares on NASDAQ set forth below represent inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions:

    Fiscal Year Ending June 30, 1999                           High       Low
                                                               ----       ---
         First Quarter.....................................    $2.19     $ .94
         Second Quarter....................................    $1.94     $ .69
         Third Quarter ....................................    $4.50     $1.38
         Fourth Quarter....................................    $2.25     $1.06

    Fiscal Year Ending June 30, 1998                           High       Low
                                                               ----       ---
         First Quarter ....................................    $1.63     $ .75
         Second Quarter ...................................    $1.53     $ .97
         Third Quarter ....................................    $2.50     $ .97
         Fourth Quarter ...................................    $2.03     $1.69

         As of August 31, 1999, there were 190 holders of record of the Company's Class A Shares and one holder of record of the Company's Class B Shares. On September 29, 1999, the last reported sale price on the NASDAQ for the Company's Class A Shares was $1.19.

         The Company has never declared or paid cash dividends on its Class A Shares or Class B Shares. The Company intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company's ability to pay dividends is limited by factors the Board of Directors deems relevant, including results of operations, financial condition and capital and surplus requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, pursuant to the Company's Certificate of Designations Rights and Preferences, (a) the Company's Series A Preferred Shares are entitled to a dividend, prior to any payment of dividends on the Class A Shares, of $0.50 per share per annum payable in cash or Class A Shares in semi-annual installments of $0.25 per share, (b) the Company's Series B Preferred Stock, par value $.01 per share ("Series B Preferred Shares"), are entitled to a dividend, prior to any payment of dividends on the Class A Shares, at a rate of 8% per year, and (c) the Company's Series C Preferred Shares are entitled to a dividend, prior to any payment of dividends on the Class A Shares, at a rate of 7% per year.

Unregistered Offerings

         On or about October 7, 1998, the Company issued 125,000 Class A Shares to Laurie Munn upon conversion of 125,000 Class B Shares. The issuance of the Class A Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering because
(i) the offering was limited to one person, (ii) such person had sophisticated representatives, (iii) such person had a pre-existing relationship with the Company and access to information that would be required in a registration statement and (iv) the offering was made through direct negotiations and did not include general advertising or solicitation.

         On or about October 22, 1998, the Company issued 10,000 Series A Preferred Shares to SJP Contractors of New York, Inc. in settlement of litigation against the Company. The issuance of the Series A Preferred Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering because (i) the offering was limited to one person, (ii) such person had sophisticated representatives, (iii) such person had a pre-existing relationship with the Company and (iv) the offering was made through direct negotiations and did not include general advertising or solicitation.

         On or about October 22, 1998, the Company issued 10,000 Class A Shares to Jules L. Marx in settlement of litigation against the Company's Chief Executive Officer. The issuance of the Class A Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering because (i) the offering was limited to one person, (ii) such person had sophisticated representatives, (iii) such person had a pre-existing relationship with the Company and (iv) the offering was made through direct negotiations and did not include general advertising or solicitation

         On or about November 23, 1998, the Company issued 10,000 Class A Shares to Roger Lourie, a director of the Company, and 10,000 Class A Shares to various designees named by Richard Josephberg, a director of the Company. These shares were issued as compensation for serving as a member of the Board of Directors and valued at the fair market value on the date of issuance. The issuance of the Class A Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering because
(i) the offering was limited to one person, (ii) such person had a pre-existing relationship with the Company and access to information that would be required in a registration statement and (iii) the offering was made through direct negotiations and did not include general advertising or solicitation.

         On November 23, 1998, the Company issued 15,000 Class A Shares to JG Partners LP in connection with certain investment banking services provided by Josephberg Grosz & Co., Inc. ("Josephberg Grosz"), an affiliate of Richard Josephberg, a director of the Company. These shares were valued at the fair market value on the date of issuance. The issuance of the Class A Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering because (i) the offering was limited to one person, (ii) such person had a pre-existing relationship with the Company and access to information that would be required in a registration statement and (iii) the offering was made through direct negotiations and did not include general advertising or solicitation.

         On March 11, 1999, the Company issued 10,000 Class A Shares to Roger Lourie, a director of the Company, and 10,000 Class A Shares to various designees named by Richard Josephberg, a director of the Company. These shares were issued as compensation for serving as a member of the Board of Directors and were valued at the fair market value on the date of issuance. The issuance of the Class A Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering because (i) the offering was limited to two persons, (ii) such persons had a pre-existing relationship with the Company and access to information that would be required in a registration statement and (iii) the offering was made through direct negotiations and did not include general advertising or solicitation.

         On April 28, 1999, the Company issued 4,650 Class A Shares to JG Capital Inc. and 5,350 Class A Shares to various designees named by Richard Josephberg, a director of the Company, in connection with certain investment banking services provided by Josephberg Grosz, an affiliate of Mr. Josephberg. These shares were valued at the fair market value on the date of issuance. The issuance of the Class A Shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering because (i) the offering was limited to one person, (ii) such person had a pre-existing relationship with the Company and access to information that would be required in a registration statement and (iii) the offering was made through direct negotiations and did not include general advertising or solicitation.

         No underwriters were engaged by the Company in connection with any of the issuances described above and, accordingly, no underwriting discounts or commissions were paid.

Item 6. Management's Discussion and Analysis or Plan of Operations.

Overview

         Interiors, Inc., a Delaware corporation (the "Company"), is a designer, manufacturer and marketer of a broad range of decorative accessories for the residential, commercial, institutional and contract markets, including museum-quality traditional and contemporary picture frames, framed wall mirrors, hand-painted oil paintings and prints under glass, portable and installed lighting and lighting fixtures, sculptures and decorative tabletop accessories, and silk floral and tree arrangements. The Company's goal is to become the premier, national single-source provider of decorative accessories to the home furnishings industry. To achieve this goal, the Company has begun consolidating the highly fragmented decorative accessories industry, rapidly establishing its national presence through the acquisition, integration and growth of established, well-regarded manufacturers of decorative accessories.

Results of Operations

Comparison of Fiscal Years Ended June 30, 1999 and 1998

         Net Sales for the fiscal year ended June 30, 1999 were $80,433,426 compared to $13,447,234 for the fiscal year June 30, 1998, an increase of $66,986,192 or approximately 498%. The increase in net sales was primarily due to the Company's acquisitions in March 1998 of Vanguard and Artmaster, which added approximately $9,498,000 in additional net sales, the acquisition in August 1998 of Windsor, which added approximately $12,533,000 in additional net sales, the acquisition in August 1998 of Troy, which added approximately $12,073,000 in additional net sales, the acquisition in February 1999 of MHI, which added approximately $5,368,000 in additional net sales, the acquisition in February 1999 of Stylecraft, which added approximately $13,946,000 in additional net sales, the acquisition in March 1999 of Petals, which added approximately $11,371,000 in additional net sales and the acquisition of an interest in March 1999 of CSL which added approximately $3,113,000 in additional net sales.

         Cost of goods sold for the twelve months ended June 30, 1999 increased to $50,449,519 from $8,268,922 for the same period in 1998, an increase of $42,180,597. Cost of goods sold includes the costs directly related to the recognition of the Company's net sales. The increase in cost of goods sold was primarily due to the Company's acquisitions of Vanguard and Artmaster, which added approximately $7.0 million in additional cost, the acquisition of Windsor, which added approximately $8.7 million in additional cost, the acquisition of Troy, which added approximately $8.6 million in additional cost, the acquisition of MHI, which added approximately $2.7 million in additional cost, the acquisition of Stylecraft, which added approximately $9.2 million in additional cost, the acquisition of Petals, which added approximately $4.6 million in additional cost, and the acquisition of an interest of CSL, which added $1.9 million in additional cost.

         As a percentage of net sales, cost of goods sold for the fiscal year ended June 30, 1999 increased to 62.7% from 61.4% for the same period of the prior year. The concomitant decrease in profit margin resulted primarily from the acquisition of additional businesses with alternative margin structures.

         Selling, general and administrative expenses increased to $28,964,186 for the fiscal year ended June 30, 1999 compared to $3,982,779 for the fiscal year 1998, an increase of $24,981,407. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales. The increase in general and administrative expenses was primarily due to the Company's acquisitions of Vanguard and Artmaster, which added approximately $4.1 million in additional expenses, the acquisition of Windsor, which added approximately $2.7 million in additional expenses, the acquisition of Troy, which added approximately $3.4 million in additional expenses, the acquisition of MHI, which added approximately $2.3 million in additional expenses, the acquisition of Stylecraft, which added approximately $2.0 million in additional expenses, the acquisition of Petals, which added approximately $5.2 million in additional expenses, and the acquisition of an interest of CSL, which added $1.2 million in additional expenses.

         As a percentage of net sales, selling, general and administrative expenses for the twelve month period ended June 30, 1999 increased to 36.0% from 29.6% for the same period of the prior year. This increase primarily resulted from acquisitions of new businesses with alternative cost structures.

         Interest expense and non-cash financing charges increased to $4,185,220 for the fiscal year ended June 30, 1999 from $863,057 for the same period in 1998 principally due to financing activities associated with the Company's acquisitions.

         Other income reported for the twelve month period ended June 30, 1999 increased to $559,599 from $335,000 of other income for the same period of 1998. During the third quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment, approximately $3.3 million, in Decor Group, Inc. ("Decor"), a publicly-traded corporation that designs and manufactures metal sculptures, because the Company believes that, based on Decor's current financial condition its investment has been permanently impaired. The Company has established reserves for the uncollectibility of its entire receivable, approximately $1.0 million, owed to the Company from Decor and the possibility that the Company would be required to pay up to $300,000 pursuant to its guaranty of approximately $580,000 of indebtedness of Decor owed to Austin Financial. During the fourth quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment, approximately $1.1 million, in Photo-To-Art, Ltd. ("Photo-to-Art"), a company that converts photographs into paintings, because the Company believes that, based on Photo-to-Art's current financial condition its investment has been permanently impaired. The Company has established reserves for the uncollectibility of $250,000 of its receivable, approximately $325,000, owed to the Company from Photo-to-Art. During the twelve month period ended June 30, 1999, the Company also had an extraordinary gain from early extinguishment of debt in the amount of $870,264.

      The Company reflected income tax expense of 200,000 for fiscal year 1999 and a tax benefit of $108,000 for the year ended June 30, 1998. The benefit recorded is net of the various state income tax requirements and is primarily as a result of net operating losses accumulated since the Company's inception and available to offset future taxable income. The decrease in the benefit rate primarily results from an increase in the Company's state income tax rate for the year ended June 30, 1999 as compared to June 30, 1998.

Comparison of Fiscal Years Ended June 30, 1998 and 1997

         Net sales from operations for the fiscal year ended June 30, 1998, increased by $8,651,000, or 180%, to $13,447,000 from $4,796,000 for the fiscal year ended June 30, 1997. Sales increased by $6,130,000 as a result of the Company's acquisitions of Vanguard and MSI during March 1998. Net sales for the A.P.F. Master Framemakers division increased $2,665,000 for the year ended June 30, 1998, due to increased sales to a major wholesale customer. For the year ended June 30, 1997, net sales includes $144,000 of non-cash royalties and commissions recognized as a result of a settlement of previously reserved receivables.

         Cost of goods sold as a percentage of net sales was 61% for the year ended June 30, 1998, and 64% for the year ended June 30, 1997. The cost of sales for the A.P.F. Master Framemakers division declined from approximately 64% as of June 30, 1997 to 59% as of June 30, 1998. The cost of goods sold improved at the A.P.F. Master Framemakers division as a result of increased sales to a major wholesale customer and increases in factory productivity. The Company's cost of goods sold was further improved due to the acquisitions of Vanguard and MSI. As a result of the acquisitions, the Company recorded rapid sales growth in the fourth quarter of fiscal 1998. During this period, the Company achieved savings in the cost of raw materials and direct labor as a percentage of sales as a result of manufacturing synergies resulting from the consolidation of manufacturing facilities of these two subsidiaries.

         Selling, general and administrative expenses as a percentage of net sales totaled 30.4% for the year ended June 30, 1998, versus 53.6% for the year ended June 30, 1997. The reduction in the ratio of selling, general, and administrative expenses as a percentage of net sales for the year ended June 30, 1998 versus the prior period resulted primarily the increase in sales, the containment of the growth of administrative personnel which led to reduced salaries, benefits and travel expenses as a percentage of sales. Furthermore, discretionary spending for such items as stationery and supplies, advertising, and consulting fees were curtailed. These cost containment's were achieved during the same periods that sales grew rapidly as a result of the above acquisitions.

         Interest expense as a percentage of net sales totaled approximately 4.1% for the year ended June 30, 1998, versus approximately 8.4% for the year ended June 30, 1997. Interest expense was approximately $152,000 higher in the year ended June 30, 1998 versus the year ended June 30, 1997, due largely to new debt to finance acquisitions.

         Other income (expense) from consulting and management fee income decreased $805,000 from fiscal 1997 to 1998. During 1997, the Company reflected $1,140,000 in revenues as a result of its non-cash transactions (sale of certain assets and other goods and services) with an affiliate. For the fiscal year ended June 30, 1998, the Company has recognized an aggregate of $335,000 in other income for consulting and management services rendered to affiliates.

         The Company reflected income tax benefits of approximately $108,000 and $19,000, respectively, for the years ended June 30, 1998 and 1997. The benefit recorded in each year is net of the various state income tax requirements and is primarily as a result of net operating losses accumulated since the Company's inception and available to offset future taxable income. The decrease in the benefit rate primarily results from an increase in the Company's state income tax rate for the year ended June 30, 1998 as compared to June 30, 1997.

         For the year ended June 30, 1998, the Company realized net income of approximately $634,000 ($0.04 per share), versus net income of approximately $106,000 (($0.09) per share) for the year ended June 30, 1997.

         Due to declining revenues and high operating costs, on December 16, 1996, the Board of Directors decided to dissolve and discontinue Italia. On December 27, 1996, a Notice of Public Auction was distributed by the Company, advising all interested parties that a public auction of all the assets of Italia consisting of molds, equipment, models, and inventory listed in a Security Agreement entered into between Italia as a debtor and United Credit Corporation, as secured party, was to occur. The auction took place on January 10, 1997 and the Company was the successful bidder, thereby acquiring all the assets of Italia in consideration of a payment of $2,000 and the assumption by the Company of the liabilities of Italia to United Credit Corporation, which as December 31, 1996 totaled approximately $806,000. Due to its preexisting relationship with the Company coupled with the evaluation of the Company's prospects and financial condition on a going forward basis, United Credit Corporation approved of this transaction. Since the financial statements of Italia are consolidated into those of the Company, Italia's liabilities have already been reflected on the Company's historical consolidated financial statements. At June 30, 1997, the Company made the adjustments necessary to properly state the remaining assets and liabilities of Italia. These adjustments included approximately $586,000 write-offs of debt recorded based on the advice of the Company's legal counsel (as the Company is not legally liable for such liabilities. Furthermore, the Company wrote-off approximately $534,000 in assets related to its Italia subsidiary, which were not considered to benefit the Company's future operations. The write-off of the assets is reflected in the "cost of goods sold" and "selling, general and administrative expenses" components of the June 30, 1997 statement of income. In addition a general reserve on $56,000 was recorded and included on the Company's historical consolidated financial statements.

Liquidity and Capital Resources

         During the fiscal year ended June 30, 1999, the Company has primarily used its cash to support operating activities, to fund acquisitions and for capital expenditures. The Company's primary sources of cash during this period have been the proceeds raised by (a) the private placement of two 24.5% secured promissory notes issued to United Credit in the aggregate principal amount of $2,000,000, (b) the private placement of five 12% convertible demand notes aggregating $686,000 (the "12% Notes"), which are convertible into Class A Shares at $1.125 per share, (c) the private placement of a secured promissory note due October 25, 1999 (the "Landis Note") issued to the Landis Brothers Corporation ("Landis"), which currently bears interest at a rate of 16% per annum, (d) the issuance of Series B Preferred Shares, which raised approximately $2.0 million, (e) the issuance of Series C Preferred Shares, which raised approximately $4.5 million, and (e) the exercise of the Company's warrants to purchase Class A Shares ("WB Warrants") and warrants to purchase Series A Preferred Shares ("WC Warrants"), which raised approximately $18.2 million. In addition, as discussed below, the Company currently has formula based secured financing arrangements with Austin Financial Services, Inc. ("Austin"), NationsBank ("NationsBank") and Finova Growth Finance (f/k/a United Credit, "Finova"). At June 30, 1999, the Company had working capital of $19,183,047.

         Net cash provided by operating activities during fiscal year 1999 was $1,932,035, principally due to depreciation and amortization and non-cash financing charges.

         Net cash used in investing activities during fiscal year 1999 was $29,258,607, primarily due to the acquisitions of Vanguard, Artmaster, Windsor, Troy, MHI, Stylecraft and Petals.

         Net cash provided by financing activities during fiscal year 1999 was $33,499,659, primarily due to proceeds raised from the issuance of debt and the exercise of the WB Warrants and WC Warrants.

         The Company has secured formula based financing arrangements with several lenders relating to the operations of its subsidiaries. As of September 27, 1999, the Company owed Austin Financial approximately $10,529,000 at an annual rate equal to prime plus 2.0% (10.25% as of the date of this filing), and could borrow approximately an additional $3,271,000, relating to the operations of Windsor, Troy, Vanguard and Stylecraft. As of September 27, 1999, the Company owed NationsBank approximately $2,513,000 at an annual rate equal to prime (8.25% as of the date of this filing), and could borrow approximately an additional $1,487,000, relating to the operations of MHI. As of September 27, 1999, the Company owed Finova approximately $565,000 at an annual rate equal to prime plus 8.0% (16.25% as of the date of this filing), and could borrow approximately an additional $935,000, relating to the operations of the Company's A.P.F. Master Framemakers division. The Company's obligations owed to Finova are personally guaranteed by Max Munn, the Chairman, President and Chief Executive Officer of the Company, and his spouse. The Company is currently seeking to replace these financing arrangements in an effort to reduce its overall interest expense. There can be no assurance, however, that the Company will be able to obtain sufficient financing on terms that are equal to or more favorable than its current arrangements.

         On March 20, 1999, the Company redeemed 916,591 WB Warrants and 103,610 WC Warrants for aggregate consideration of $10,202.01 or $0.01 per warrant. As a result of the redemption, there are no longer any outstanding WB Warrants or WC Warrants. Prior to redemption, an amount of WB Warrants and WC Warrants were exercised at $2.00 and $5.50, respectively, resulting in the issuance of 2,796,032 Class A Shares and 2,322,355 Series A Preferred Shares, and the Company received gross proceeds of approximately $18.2 million. In connection with the redemption, the Company paid a fee of $175,000.

         As of June 30, 1999, the Company had accrued but unpaid dividends of $133,256 on it Series A Preferred Shares.

         During fiscal year 1999, the Company conducted an active acquisition program using both cash, stock and debt as consideration in its transactions. In order to accomplish additional acquisitions, the Company anticipates that it will required to pay additional cash, issue additional securities and/or incur additional debt.

         The Company believes that its current cash, cash flow from operations, and available lines of credit will enable it to meet its working capital and capital expenditure requirements through the first quarter of fiscal 2001.

Impact of Inflation

         The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplied and other operating costs could adversely effect the Company's operations. The Company, however, believes that it should be able to increase prices to offset increases in cost of goods sold or other operating costs.

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

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies may need to be upgraded to comply with Year 2000 requirements. The Company has begun a full evaluation of its Year 2000 compliance needs with respect to its computer system and has authorized funding of approximately $100,000 and contracted with a Year 2000 consulting service to meet those needs. The Company is currently in the process of restructuring its computer systems in order to prevent disruptions in operations involving the transition of dates from 1999 to 2000 and expects to be fully Year 2000 compliant by such time. If due to an unforseen circumstance, the Company cannot achieve complete Year 2000 compliance by the year 2000, the Company is prepared to institute temporary computer modifications which will allow it to transition from the year 1999 to the year 2000 with only minor disruptions. These disruptions are not anticipated to have any material effect on Interiors' operations. Under a worst case scenario, however, system failure or miscalculation could result in an inability to process transactions, send invoices, accept customer orders, provide customers with products and services, or engage in similar normal business activity. The Company has not completed its assessment of potential Year 2000 related problems among third parties upon which it relies, including its suppliers and customers. Substantial business interruptions at key suppliers or major customers could have a material adverse effect on the Company

         As Year 2000 preparations continue, the Company may discover additional Year 2000 problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. The foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

Forward Looking Statements

         When used in this Annual Report on Form 10-KSB, the words "may," "will," "should," "expect," "believe," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial condition. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update such forward-looking statements.

         In particular, in connection with certain past acquisitions the Company has disclosed expected additions to its revenues from such transactions. Such revenue forecasts are forward-looking information and as such are inherently subject to risk and uncertainty. Important factors, including those set forth below, could cause the Company's actual results from these transactions to differ materially and adversely from the projections, or the additional revenues from these transactions could be offset by a diminution of other revenues. Accordingly, there can be no assurance that the Company will achieve the projected revenues, or, if attained, what effect such revenues will have on the Company's net earnings or earnings per share. In addition, the Company is particularly susceptible to various factors that may affect future results, such as: risks relating to the integration in connection with acquisitions; hiring and retaining upper management personnel; capital requirements; identification of growth opportunities; implementation of cost and accounting controls; the issuance of securities that may be dilutive to current equity holders, maintaining high levels of debt and the possible volatility of stock prices.

Item 7. Financial Statements and Supplementary Data.

         Reference is made to the Index to Consolidated Financial Statements on page F-1 for the Company's consolidated financial statements and notes thereto. Supplementary schedules for the Company have been omitted as not required or not applicable because the information required to be presented is included in the financial statements and related notes.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 7. FINANCIAL STATEMENTS

Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Public Accountants.....................................F-2

Consolidated Financial Statements:

Consolidated Balance Sheet as of June 30, 1999...............................F-3

Consolidated Statements of Operations for the
years ended June 30, 1999 and 1998.......................................F-4-F-5

Consolidated Statements of Changes in Stockholders'
Equity for the years ended June 30, 1999 and 1998........................F-6-F-7

Consolidated Statements of Cash Flows for
the years ended June 30, 1999 and 1998...................................F-8-F-9

Notes to Consolidated Financial Statements.............................F-10-F-31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Interiors Inc.:

We have audited the accompanying consolidated balance sheet of Interiors, Inc., (a Delaware corporation) and subsidiaries, as of June 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interiors, Inc. and subsidiaries as of June 30, 1999 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

New York, New York
October 13, 1999

                        INTERIORS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 1999

Assets

Current Assets:
     Cash and cash equivalents ..................................................................   $  6,910,013
     Accounts receivable, net of allowance for doubtful accounts of $792,985 ....................     14,464,499
     Inventories ................................................................................     22,971,573
     Other current assets .......................................................................      3,474,473
                                                                                                    ------------
         Total current assets ...................................................................     47,820,558
                                                                                                    ------------

Investment in Affiliates ........................................................................             --

Property and Equipment, net .....................................................................     11,902,445

Goodwill, Net ...................................................................................     32,261,841

Other Assets ....................................................................................      1,781,029
                                                                                                    ------------
         Total assets ...........................................................................     93,765,873
                                                                                                    ============

Liabilities and Stockholders' Equity

Current Liabilities:
     Notes payable and current maturities of long-term debt .....................................      7,653,960
     Accounts payable and accrued liabilities ...................................................     23,027,682
                                                                                                    ------------
         Total current liabilities ..............................................................     29,101,114
                                                                                                    ------------

Long Term Debt ..................................................................................     17,092,869

Other Long Term Liabilities .....................................................................        938,880

Minority Interest in Subsidiary .................................................................         54,713

Commitments and Contingencies  (See Note 11)

Manditorily Redeemable Series B Preferred Stock .................................................      1,001,000

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,300,000 shares authorized, 1,272,577 shares issued and outstanding
         Series A Convertible Redeemable Preferred Stock, $.01 par value, 2,870,000 shares
           authorized, 1,066,050 shares issued and outstanding ..................................         10,660
         Series B Convertible Redeemable Preferred Stock, $.01 par value, 200,000 shares
           authorized, 200,000 shares issued and outstanding ....................................          1,000
         Series C Convertible Redeemable Preferred Stock, $.01 par value 6,527 shares
           authorized, 6,527 shares issued and outstanding ......................................             65
     Class A common stock, $.001 par value, 60,000,000 shares
       Authorized, 30,173,459 shares issued and outstanding .....................................         30,173
     Class B common stock, $.001 par value, 2,500,000 shares
       Authorized, 2,455,000 shares issued and outstanding ......................................          2,455
     Treasury stock .............................................................................     (1,317,023)
     Additional paid-in-capital .................................................................     65,530,022
     Accumulated deficit ........................................................................    (17,048,703)
     Notes receivable ...........................................................................     (3,211,880)
                                                                                                    ------------
         Total stockholders' equity .............................................................     43,996,769
                                                                                                    ------------

Total liabilities and stockholders' equity ......................................................   $ 93,765,873
                                                                                                    ============

   The accompanying notes are an integral part of this consolidated financial statement.

                        INTERIORS, INC. AND SUBSIDIARIES
                            Statements Of Operations
                   For the Years Ended June 30, 1999 and 1998

                                                                                           1999            1998
                                                                                       ------------    ------------
Net Sales ..........................................................................   $ 80,433,426    $ 13,447,234

Cost of Goods Sold .................................................................     50,449,519       8,268,922
                                                                                       ------------    ------------

      Gross profit .................................................................     29,983,907       5,178,312
                                                                                       ------------    ------------

Selling, General, and Administrative Expenses ......................................     28,964,186       4,024,821

      Income (loss) from operations ................................................      1,019,721       1,153,491
                                                                                       ------------    ------------

Other Expenses (Income)
      Interest expense .............................................................      2,992,861         557,341
      Financing charges - noncash ..................................................      1,192,359         405,716
      Impairment loss on investments and non-operating receivables .................      6,088,372              --
      Consulting and management fees ...............................................       (442,100)       (335,000)
      Minority interest ............................................................       (117,499)
                                                                                       ------------    ------------
          Total other expense (income) .............................................      9,713,993         628,057
                                                                                       ------------    ------------

      Income (loss) before provision (benefit) for income taxes and extraordinary
      item .........................................................................     (8,694,272)        525,434

Provision (Benefit) for Income Taxes ...............................................        200,000        (108,240)
                                                                                       ------------    ------------

      Income (loss) before extraordinary item ......................................     (8,894,272)        633,674

Extraordinary Gain from Early Extinguishment of Debt ...............................        870,264              --

Net (Loss) Income ..................................................................   $ (8,024,008)   $    633,674
                                                                                       ============    ============

Earnings Per Common Share:
      Basic
      Income (loss) before extraordinary item ......................................     (8,024,008)        633,674
      Preferred dividends ..........................................................       (518,265)       (339,719)
      Accreted preferred dividends .................................................       (832,000)             --
                                                                                       ------------    ------------
      Net income (loss) attributable to common shares before extraordinary item ....     (9,374,273)        293,955
      Extraordinary gain from early extinguishment of debt, net ....................        870,264              --
                                                                                       ------------    ------------
      Net income (loss) ............................................................     (8,504,009)        293,955
                                                                                       ============    ============
      Net earnings per common share - basic:
      Earnings from continuing operations ..........................................          (0.43)           0.04
      Extraordinary gain from early extinguishment of debt .........................           0.04            0.00
                                                                                       ------------    ------------
      Net earnings per common share - basic ........................................          (0.39)           0.04
                                                                                       ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES
                      Statements Of Operations (continued)
                   For the Years Ended June 30, 1999 and 1998

      Diluted
      Income (loss) before extraordinary item .....................................    (8,024,008)       633,674
      Preferred dividends .........................................................      (518,265)      (339,719)
      Accreted preferred dividends ................................................      (832,000)            --
                                                                                      -----------    -----------
      Net income from continuing operations attributable to common shares before
      extraordinary item ..........................................................    (9,374,273)       293,955
      Extraordinary gain from early extinguishment of debt, net ...................       870,264             --
                                                                                      -----------    -----------
      Net income (loss) ...........................................................    (8,504,009)       293,955
                                                                                      ===========    ===========
      Net earnings per common share - diluted:
      Earnings from continuing operations .........................................         (0.43)          0.04
      Extraordinary gain from early extinguishment of debt ........................          0.04           0.00
                                                                                      -----------    -----------
      Net earnings per common share - diluted: ....................................         (0.39)          0.04
                                                                                      ===========    ===========

Weighted average number of shares used in computation of earnings per share
      Basic .......................................................................    22,035,755      7,251,193
      Diluted .....................................................................    22,035,755      8,154,083

Weighted average number of shares used in computation of earnings per share from extraordinary gain
      Basic .......................................................................    22,035,755      7,251,193
      Diluted .....................................................................    23,480,512      8,154,083
                                                                                      ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                   For the Years Ended June 30, 1999 and 1998

                                                                                                                       Class A
                                                 Series A               Series B                Series C               -------
                                              Preferred Stock        Preferred Stock         Preferred Stock        Common Stock
                                              ---------------        ---------------         ---------------        ------------
                                             Shares      Amount     Shares     Amount       Shares      Amount   Shares      Amount
                                             ------      ------     ------     ------       ------      ------   ------      ------
Balance, June 30, 1997                     1,147,060     11,471                                                 5,261,241     5,261

   Sale of Treasury Stock

   Conversion of preferred stock to
   common stock                             (517,622)    (5,177)                                                1,552,866     1,553

   Class B Common Shares issued

   Escrow shares                                                                                                7,500,000     7,500

   Class A Common Shares issued for
   services rendered                                                                                              226,670       227

   Common stock issued in connection
   with acquisitions                                                                                            1,078,883     1,079

   Exercise of Class WA Warrants, net of
   expenses                                                                                                     2,607,116     2,607

   Warrants issued in connection with
   convertible debt

   Stock dividends declared December,
   1997                                                                                                           530,331       530

   Conversion of Class B Common shares
   into Class A Common shares                                                                                     394,750       395

   Issuance of Preferred Stock                50,000        500

   Conversion of promissory notes to
   Class A common                                                                                                 463,000       463

   Beneficial Conversion Adjustment

   Net income through June 30, 1998

Balance, June 30, 1998                       679,438      6,794                                                19,614,857    19,615

   Class B Common Shares issued

   Series B Preferred Shares issued, net
   of expenses                                                     100,000       1,000

   Series C Preferred Shares issued, net
   of expenses                                                                               4,500         45

   Conversion of Class B to Class A
   Common                                                                                                         125,000       125

   Conversion of Preferred to Class A
   Common                                 (1,945,743)   (19,457)                                                5,837,229     5,837

   Escrow shares                                                                                                5,000,000     5,000

   CSL acquisition                                                                           2,027         20

   Troy Lighting acquisition                                                                                      650,000       650

   Windsor Art acquisition                                                                                      1,500,000     1,500

   MHI acquisition                                                                                              1,056,342     1,056

                                                                    Additional
                                                  Class B             Paid in      Accumulated     Treasury    Note
                                                Common Stock          Capital       (Deficit)        Stock  Receivable     Total
                                                ------------          -------       --------         -----  ----------     -----
                                            Shares       Amount
                                            ------       ------
Balance, June 30, 1997                     1,769,750      1,770      13,216,636    (8,679,208)       (600)  (437,500)    4,117,830

   Sale of Treasury Stock                                               479,400                       600                  480,000

   Conversion of preferred stock to
   common stock                                                           3,624

   Class B Common Shares issued              730,000        730         510,270                             (510,500)          500

   Escrow shares                                                         (7,500)

   Class A Common Shares issued for
   services rendered                                                    350,993                                            351,220

   Common stock issued in connection
   with acquisitions                                                  1,748,921                                          1,750,000

   Exercise of Class WA Warrants, net of
   expenses                                                           3,775,567                                          3,778,174

   Warrants issued in connection with
   convertible debt                                                     200,000                                            200,000

   Stock dividends declared December,
   1997                                                                 529,801      (530,331)

   Conversion of Class B Common shares
   into Class A Common shares              (394,750)       (395)

   Issuance of Preferred Stock                                          249,500                                            250,000

   Conversion of promissory notes to
   Class A common                                                       694,537                                            695,000

   Beneficial Conversion Adjustment

   Net income through June 30, 1998                                                   633,674                              633,674

Balance, June 30, 1998                    2,105,000       2,105      21,751,749    (8,575,865)          0   (948,000)   12,256,398

   Class B Common Shares issued           1,725,000       1,725       2,004,225                            1,607,100)      398,850

   Series B Preferred Shares issued, net
   of expenses                                                        1,003,000                                          1,004,000

   Series C Preferred Shares issued, net
   of expenses                                                        4,479,955                                          4,480,000

   Conversion of Class B to Class A
   Common                                  (125,000)      (125)                                                                  0

   Conversion of Preferred to Class A
   Common                                                                13,620                                                  0

   Escrow shares                                                         (5,000)                                                 0

   CSL acquisition                                                    1,926,980                                          1,927,000

   Troy Lighting acquisition                                            974,350                                            975,000

   Windsor Art acquisition                                            2,529,750                                          2,531,250

   MHI acquisition                                                    2,298,944                                          2,300,000

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                     (continued)

                        INTERIORS, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (continued)
                   For the Years Ended June 30, 1999 and 1998

                                                                                                                    Class A
                                               Series A               Series B              Series C                -------
                                            Preferred Stock        Preferred Stock       Preferred Stock         Common Stock
                                            ---------------        ---------------       ---------------         ------------
                                           Shares     Amount      Shares     Amount    Shares      Amount     Shares      Amount
                                           ------     ------      ------     ------    ------      ------     ------      ------
Exercise of Class WA Warrants                                                                                  240,517       240

Exercise of Class WB Warrants                                                                                2,796,032     2,796

Exercise of Class WC Warrants            2,322,355    23,223

Exercise of other warrants                                                                                     826,905       827

Warrants issued with convertible
debentures

Warrants issued in Petals acquisition

Shares issued for services rendered                                                                            181,167       181

Shares issued in connection with
settlement                                  10,000       100                                                    10,000        10

Escrow shares transferred to outside
investor                                                                                                     1,250,000     1,250

Shares issued in connection with
employment agreement                                                                                           100,000       100

Discount incurred with convertible
notes

Class A shares issued, convertible
notes                                                                                                        2,130,900     2,131

Stock Dividend                                                                                                 344,510       345

Windsor Art extinguishment of debt

Escrow shares transferred to outside
investor

Shares issued for Stylecraft finance
charges                                                                                                         10,000        10

Retirement of escrow and Windsor
shares                                                                                                     (11,500,000)  (11,500)

Finance charges connected with 12%
promissory notes

Stock options issued to officer

Deferred financing expense

Net income (loss) through June 30,
1999

Balance June 30, 1999                    1,066,050    10,660     100,000     1,000      6,527         65    30,173,459    30,173

                                               Class B             Additional     Accumulated   Treasury        Note
                                             Common Stock        Paid in Capital   (Deficit)      Stock      Receivable     Total
                                             ------------        ---------------   ---------      -----      ----------     -----
                                          Shares       Amount
                                          ------       ------
Exercise of Class WA Warrants                                          360,536                                              360,776

Exercise of Class WB Warrants                                        5,589,268                                            5,592,064

Exercise of Class WC Warrants                                       12,573,380                                (381,800)  12,214,803

Exercise of other warrants                                           1,150,482                                            1,151,309

Warrants issued with convertible
debentures                                                           1,000,000                                            1,000,000

Warrants issued in Petals acquisition                                   50,000                                               50,000

Shares issued for services rendered                                    342,729                                              342,910

Shares issued in connection with
settlement                                                              42,300                                               42,410

Escrow shares transferred to outside
investor                                (1,250,000)    (1,250)       1,200,020                                            1,200,020

Shares issued in connection with
employment agreement                                                   124,900                                              125,000

Discount incurred with convertible
notes                                                                  728,439                                              728,439

Class A shares issued, convertible
notes                                                                1,932,869                                            1,935,000

Stock Dividend                                                         448,485      (448,830)                                     0

Windsor Art extinguishment of debt                                                             (1,317,023)               (1,317,023)

Escrow shares transferred to outside
investor                                                             2,774,980                                (274,980)   2,500,000

Shares issued for Stylecraft finance
charges                                                                 16,240                                               16,250

Retirement of escrow and Windsor
shares                                                                  11,500                                                    0

Finance charges connected with 12%
promissory notes                                                        48,833                                               48,833

Stock options issued to officer                                         75,000                                               75,000

Deferred financing expense                                              82,488                                               82,488)

Net income (loss) through June 30,
1999                                                                              (8,024,008)                            (8,024,008)

Balance June 30, 1999                    2,455,000      2,455       65,530,022   (17,048,703)  (1,317,023)  (3,211,880)  43,996,769

  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 1999 and 1998

                                                                                                   June 30,
                                                                                          --------------------------
                                                                                              1999           1998
                                                                                          -----------    -----------
Cash Flow From Operating Activities:
     Net Income (Loss) ................................................................    (8,024,008)   $   633,674
Adjustments To Reconcile Net Income (Loss) To Net Cash Used In Operating Activities: ..                           --
     Depreciation and amortization ....................................................     2,223,046        741,722
     NBV of rental property disposed ..................................................       599,112             --
     Gain on equipment disposal .......................................................         3,211             --
     Provision for losses on accounts receivable ......................................        31,402        228,160
     Impairment loss on investments and other non-operating receivables ...............     6,088,372             --
     Non-cash financing charge ........................................................     1,192,359        405,716
     Minority interest in subsidiary ..................................................        54,694             --
Changes In Assets and Liabilities: ....................................................                           --
     Decrease (increase) in accounts receivable, trade ................................      (162,583)      (416,843)
     Decrease (increase) in inventories ...............................................    (1,697,095)      (138,960)
     Decrease (increase) in prepaid expenses and other current assets .................      (886,293)      (539,347)
     Decrease (increase) in other assets ..............................................       834,023     (1,354,345)
     Increase (decrease) in accounts payable and accrued expenses .....................    (2,181,853)       102,456
                                                                                          -----------    -----------
     Net cash used in operating activities ............................................    (1,932,035)      (337,767)
                                                                                          -----------    -----------
Cash Flow From Investing Activities:
     Capital expenditures .............................................................    (4,226,220)      (237,255)
     Acquisition of Bentley International .............................................    (2,277,056)            --
     Acquisition of Troy Lighting .....................................................    (2,343,837)            --
     Acquisition of MHI ...............................................................    (2,188,028)            --
     Acquisition of CSL ...............................................................      (678,323)            --
     Acquisition of Stylecraft Lamps ..................................................   (10,623,838)            --
     Acquisition of Petals ............................................................    (6,921,305)            --
     Business acquisitions net of stock issued ........................................                   (1,828,000)
                                                                                          -----------    -----------
     Net cash used in investing activities ............................................   (29,258,607)    (2,065,255)
                                                                                          -----------    -----------
Cash Flow From Financing Activities:
     Net proceeds from issuance of debt ...............................................    19,363,230      3,142,796
     Repayments of debt and capitalized lease obligations .............................   (16,368,893)      (846,602)
     Net proceeds from exercise of common and preferred stock warrants ................    19,320,302      3,873,174
     Net proceeds from sale of common and preferred stock options .....................    10,185,020             --
     Net cash provided by financing activities ........................................    32,499,659      6,169,368
                                                                                          -----------    -----------
     Net increase in cash .............................................................     1,309,017      3,766,346
     Cash, beginning of year ..........................................................     5,600,996        269,244
                                                                                          -----------    -----------
     Cash, end of year ................................................................     6,910,013    $ 4,035,590
                                                                                          ===========    ===========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for - ................................................                           --
     Interest .........................................................................   $ 3,014,847    $   449,554
     Taxes ............................................................................   $    13,396    $    19,943

  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (continued)
                   For the Years Ended June 30, 1999 and 1998

                                                                                               June 30,
                                                                                      --------------------------
                                                                                          1999           1998
                                                                                      -----------     ----------
Non-Cash Financial Activities:
      Conversion of Series A Preferred Stock to  Class A Common Stock .............        13,620             --
      Stock issuance for financing charges ........................................        65,073             --
      Stock issuance for  services ................................................       342,910             --
      Stock issance in connection with legal settlement ...........................        42,410
      Stock issuance per employment agreement .....................................       125,000
      Debt Financing Costs ........................................................                      351,220
      Debt issued for services rendered ...........................................                       45,000
      Common Stock repurchased in conjunction with early extinguishment of debt ...    (1,317,023)
      Debt and Guarantee Reduction Through Treasury Stock Issuance ................                      480,000
      Stock Issuance Financed by note or Short-Term Receivable ....................                      760,500
      Debt Discount-Warrants Issued ...............................................                      200,000
      Promissory Note Conversion ..................................................     1,935,000        695,000
      Common Stock issued for preferred dividends .................................       448,830        530,531
Supplemental disclosure of cash flows related to acquisitions:
     Fair value of assets acquired, excluding cash ................................    41,263,434      4,670,570
     Issuance of common stock .....................................................    (5,806,250)    (1,750,000)
     Issuance of preferred stock ..................................................    (2,027,000)
     Issuance of notes payable ....................................................    (2,230,766)    (1,604,379)
     Issuance of warrants .........................................................        50,000
     Payments in connection with acquisitions, net of cash required ...............   (23,466,981)    (1,709,818)
      Liabilities assumed .........................................................    27,442,410      6,051,947
Supplemental disclosure of non cash items from investing activities:
     Issuance of common stock in connection with acquisitions .....................     5,806,250      1,750,000
     Issuance of preferred stock in connection with acquisitions ..................     2,027,000
     Issuance of debt in connection with acquisitions .............................     2,230,766      1,604,379
Issuance of warrants in connection with convertible debentures ....................     1,000,000
Issuance of Class B Common Shares in connection with Laurie Munn debt guarantees ..     2,455,000

  The accompanying notes are in integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Organization

Organization

      Interiors, Inc., a Delaware corporation ("Interiors" or the "Company") , is a designer, manufacturer and marketer of a broad range of decorative accessories for the residential, commercial, institutional and contract markets, including museum-quality traditional and contemporary picture frames, framed wall mirrors, oil paintings and prints under glass, portable and installed lighting and lighting fixtures, sculptures and decorative tabletop accessories and silk floral and tree arrangements. Interiors primarily markets its products to retailers in the home furnishings industry, including furniture stores, home furnishings centers, catalog retailers, home improvement centers, department stores and lighting retailers. The Company's silk flower and tree arrangements, as well as other accessories, are also sold directly to consumers through a direct mail catalogue, and the Company has recently begun marketing several products through the internet. The Company also provides design, merchandising and leasing services to the homebuilding industry. The Company believes that it has a unique competitive advantage in serving a broad range of customers because of the breadth and depth of its product lines as well as its ability to coordinate design among several product lines. The Company has consumated several acquisitions during fiscal years 1999 and 1998. While management believes that it operates in one overall business segment, as our businesses are integrated and we acquire new businesses, we will be better able to assess our segment reporting requirements. During the period of integration and growth, including the installation of an enterprise wide software system, we are managingthe business on a geographic basis. Following is certain financial information available on a geographic basis for our decorateive home furnishings businessess:

           Net Sales:                   1999            1998
                                        ----            ----
           West Coast Operations    $  43,347,074   $  6,129,820
           Stylecraft                  13,945,725             --
           Petals                      11,370,712             --
           APF                          6,401,438      7,317,414
           Other                        5,368,477             --
                                    -------------   ------------

           Total                    $  80,433,426   $ 13,447,234
                                    =============   ============

           Gross Margin:                1999            1998
                                        ----            ----
           West Coast Operations    $   3,209,937   $  2,203,826
           Stylecraft                   4,708,948             --
           Petals                       6,734,122             --
           APF                          2,684,527      2,974,486
           Other                        2,646,373             --
                                    -------------   ------------

           Total                    $  29,983,907   $  5,178,312
                                    =============   ============

      The Company from time to time entered into transactions with related parties. To the extent that the Company is unable to attract and retain qualified independent persons to serve on its board of directors, conflicts of interest may arise due to these relationships. See Note 12 - "Related Party Transactions."

2. Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated statements of operations, stockholders' equity and cash flows include the accounts of Interiors, Inc. and its wholly-owned and majority owned subsidiaries, which are included from their respective dates of acquisition. Accordingly, significant intercompany accounts and transactions have been eliminated in the consolidation. See Note 4 - "Acquisitions and Dispositions."

Revenue Recognition

      Revenue is recognized at the time finished goods, whether standard product or custom work is shipped or acceptance (for a small portion of 1998 revenue) is acknowledged by the customer. Payments received for merchandise not yet shipped or accepted are reflected within prepaid sales and customer deposits, current liabilities. Historically, sales returns have not been significant.

Cash and Cash Equivalents

      The Company classifies as cash and cash equivalents on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.

Inventories

      Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Finished goods consists of those items available for shipping.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                      YEARS
                                                                  -------------
          Machinery and equipment..............................        3 10
          Furniture and fixtures...............................        7 10
          Building and Improvements............................        7 40

      Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

Income Taxes

      The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes have been provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. See Note 14 - "Provision (Benefit) For Income Taxes."

Goodwill and Other Long-lived Assets

      In connection with acquisitions amounts were paid in excess of the fair market value of the net identifiable assets acquired. These amounts have been recorded as goodwill and are being amortized over 40 years. The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of assets by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At June 30, 1999, no such impairment of assets was indicated. Amortization of goodwill was $529,000 and $42,042 in fiscal year 1999 and 1998, respectively. Accumulated amortization was $571,000 and $42,042 at June 30, 1999 and 1998, respectively.

Deferred Financing Costs

      Debt financing costs are deferred and amortized over the term of the related debt.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

      In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgement is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at June 30, 1999 and 1998.

Earnings Per Common Share

      In accordance with SFAS No. 128, net earnings per share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, and excluding any potential dilution.

      For purposes of this calculation, common shares include both Class A Common Stock, par value $.001 per share, of the Company ("Class A Shares") and Class B Common Stock, par value $.001 per share, of the Company. Net earnings per diluted share amounts ("diluted EPS") were computed assuming potential dilution from the exercise of outstanding stock options, warrants and other securities. All periods presented include a deduction for the dividend requirement of the Company's 10% Series A Cumulative Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Stock"), Series B Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), and Series C Preferred Stock, par value $.01 per share ("Series C Preferred Stock").

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                             Year Ended June 30, 1999                           Year Ended June 30, 1998
                                 -----------------------------------------------    ----------------------------------------------
                                    Income            Shares          Per Share        Income            Shares           Share
                                  (Numerator)      (Denominator)       Amounts       (Numerator)      (Denominator)      Amounts
                                 -------------    ---------------    -----------    --------------    --------------    ----------
Net Earnings.................    $(8,024,088)                                         $ 633,674
Less: Dividends
On Preferred Stock...........       (518,265)                                          (339,719)
Less: Accreted Preferred
Dividends....................       (832,000)

Basic EPS                                                                               293,955        7,528,882(1)        $0.04
Net Earnings Attributable To
Common Stock.................     (9,374,273)        22,035,755        $ (0.43)
                                                                                                         902,890(2)
Effect Of Dilutive Securities
Stock Warrants & Options.....

Diluted EPS
Net Earnings Attributable To
Common Stock And Assumed
Warrant Exercises............    $(9,374,273)        22,939,677        $  (0.3)        $293,955        8,154,083           $0.04

Conversion of shares of Series A Preferred Shares is not assumed for computation purposes since effect would be antidilutive.

(1) 7,500,000 shares that were held in escrow and issued during the year were not included in Basic EPS computation as their ultimate status was uncertain. These shares were retired by the Company during fiscal year 1999.

(2) Conversion of cumulative preferred stock and dilutive securities not assumed for computation purposes since effect would be antidilutive.

Reclassifications

      Certain balances in 1998 have been reclassified to conform with current year presentation.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fourth Quarter Adjustments

      The Company recorded approximately $1,800,000 in fiscal year 1999 fourth quarter adjustments primarily related to the write-off of the Company's investment in Photo-2-Art of approximately $1,000,000 million and professional service fees of approximately $500,000.

      The Company recorded approximately $550,000 of adjustments during the fourth quarter of fiscal year 1998. The adjustment related primarily to write-offs of certain other assets, along with related amortization expense interest expense and certain other selling general and administrative expenses.

Recent Accounting Pronouncements

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the statement of financial position and measure those instruments at fair value. At June 30, 1999, adoption of SFAS No. 133 would not have a material effect on the Company's financial statements.

3. Investment In Affiliates

      (a) In the formation of Decor Group, Inc. ("Decor"), a separate publicly-traded corporation, the Company's intention was to create a company with a corporate identity separate and distinct from that of the Company. Accordingly, pursuant to a March 3, 1996 agreement, Decor issued to the Company 83,333 shares of Series A Non-Voting Convertible Preferred Stock (sold by Interiors in February 1997 and later reacquired in January 1999 for $190,000) and an option to purchase 6,666,667 shares of Series B Non-Convertible Voting Preferred Stock (the "Option Shares") in exchange for 200,000 Class A Shares, 200,000 Series A Preferred Shares (both of which have subsequently been sold by Decor) and a guarantee with respect to certain indebtedness should such indebtedness become necessary. During the months of August and September 1996, the Company purchased 18,311 shares of Decor's Series C Non-Voting Convertible Preferred Stock, which is convertible into three shares of Decor's common stock, at a cost of $824,000. Effective with the Company's acquisition of the Option Shares in September 1996 for total cash consideration of $2,000, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust until the repayment of certain indebtedness. The Voting Agreement terminates upon the earlier of repayment of such indebtedness or February 20, 2007 and is still in effect. On November 12, 1996, Decor completed an initial public offering of certain of its securities. The proceeds of such offering were used to acquire the net assets of Artisan House, Inc., a designer and manufacturer of wall hangings. All Decor related disclosures have been adjusted to reflect subsequent reverse stock splits and/or stock dividends. The Company has terminated its agreement dated April 1998 to acquire the common stock of Decor.

      The Company's holding in Decor is recorded on the Company's financial statements under the cost method of accounting. The cost method has been used by Interiors as it is subject to the Voting Agreement and it presently has no residual common equity interest and the minority interest in Decor's profits and losses is 100%. During the third quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment, approximately $3.3 million, in Decor because the Company believes that, based on Decor's current financial condition its investment has been permanently impaired. The Company has established reserves for the uncollectibility of its entire receivable, approximately $1.0 million, owed to the Company from Decor and the possibility that the Company would be required to pay up to $300,000 pursuant to its guaranty of approximately $580,000 of indebtedness of Decor owed to Austin Financial. See
Note 12 - "Related Party Transactions."

      (b) The Company consummated certain transactions during the year ended June 30, 1997, with Photo-To-Art, Ltd. ("Photo-to-Art"), a company that converts photographs into paintings, whereby the Company agreed to sell certain canvas related assets as well as other goods and services to Photo-to-Art consisting of consulting services related to day-today operations and raising capital, as well as certain contractual reimbursements of administrative expenses by Photo-to-Art to the Company. Interiors also received $50,000 in cash for use

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of its mailing lists. The contract required that the stated aggregate cash selling price on the assets and other goods and services transferred to Photo-to-Art, $1,140,000, must be reinvested in Photo-to-Art equity. Such amounts are reflected as a cost basis investment on the Company's balance sheet. The Company owns 270,000 shares of Photo-to-Art stock and 120,000 warrants to purchase additional stock at $4.50 per share. The valuation ascribed to this transaction by the Company was comparable to the values received by unrelated investors in private placement transactions between those investors and Photo-to-Art. During the fourth quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment, approximately $1.1 million, in Photo-to-Art because the Company believes that, based on Photo-to-Art's current financial condition its investment has been permanently impaired, in addition, a 250,000 reserve has been recorded against non-operating receivables from Phont-2-Art. The Company has established reserves for the uncollectibility of $250,000 of its receivable, approximately $325,000, owed to the Company from Photo-to-Art. See Note 12 - "Related Party Transactions."

      The Company evaluates its cost basis investments for recoverability on a quarterly and annual basis. It is the Company's policy to review all available financial data as well as discuss each investment's operations with respective company management. Should available information at any reporting date indicate impairment in the carrying value of either of the Company's cost investments, an adjustment would be recorded

4. Acquisitions and Dispositions

      Vanguard. On March 10, 1998, the Company consummated the transactions contemplated by a merger agreement among the Company, an acquisition subsidiary of the Company, Henlor, Inc. ("Henlor"), and the shareholders of Henlor. Pursuant to the agreement, the Company's acquisition subsidiary merged with and into Henlor with Henlor continuing as the surviving corporation. Henlor also merged with its subsidiary Vanguard Studios, Inc. ("Vanguard"). The merger consideration paid by the Company consisted of (i) a cash payment of $705,621,
(ii) an 8% promissory note in the aggregate principal amount of $794,379 due December 1, 2000 and (iii) the issuance of 299,581 Class A Shares to the former shareholders of Henlor, which shares are subject to adjustment on March 10, 2000 to the extent such shares are worth more than $1,000,000 or less than $250,000. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $3.0 million and has been recorded as goodwill in the consolidated balance sheet, and is being amortized on a straight-line basis over forty years.

      Artmaster. On March 23, 1998, the Company consummated the transactions contemplated by a merger agreement among the Company, Merchandise Sales, Inc. ("MSI"), Artmaster Studios, Inc. ("Artmaster"), and certain shareholders of MSI. Pursuant to the agreement, MSI merged with and into Artmaster, with Artmaster continuing as the surviving corporation. The merger consideration paid by the Company consisted of a 10% subordinated note of the Company in the amount of $537,248 and 779,302 Class A Shares (the "MSI Merger Shares"). In addition, the Company agreed to repay indebtedness of MSI owed to certain creditors of MSI in the aggregate amount of $1,022,752 (which payment consisted of a cash payment of $750,000 and a 10% subordinated promissory note in the amount of $272,752). The Company repaid the $272,752 and $537,248 promissory notes on July 31, 1998 and March 31, 1999, respectively. In May, 1999, the former shareholders of MSI transferred the MSI Merger Shares to Aberdeen Avenue, LLC in consideration for $1,250,000, and the Company was released from all continuing obligations under the merger agreement. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $3.8 million and has been recorded as goodwill in the consolidated balance sheet, and is being amortized on a straight-line basis over forty years.

      Windsor. On July 30, 1998, the Company consummated the transactions contemplated by a stock purchase agreement between the Company and Bentley International, Inc. ("Bentley"), a publicly-traded Missouri corporation. Pursuant to the agreement, the Company purchased all of the issued and outstanding shares of Windsor Art, Inc. ("Windsor"). The purchase price consisted of $1,706,992 in cash and two secured subordinated 8% promissory notes, one in the amount of $3.3 million and the other in the amount of $2.0 million (collectively, the "Windsor Notes"). Concurrently with the purchase of the shares of Windsor, the Company purchased 150,000 shares of common stock of Bentley and a warrant to purchase 300,000 shares of common stock of Bentley in exchange for the issuance of 1,500,000 Class A Shares (the "Windsor Shares"). One of the Windsor Notes, in the amount of $3.3 million, was repaid on September 30, 1998. The other Windsor Note, in the amount of $2.0 million, and the Windsor Shares were repurchased by the Company for aggregate consideration of $2,643,000 on December 1, 1998. In addition, an officer of Bentley agreed to terminate his consulting agreement with Windsor. The Windsor Shares were retired by

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company on February 22, 1999. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $8.2 million and has been recorded as goodwill in the consolidated balance sheet, and is being amortized on a straight-line basis over forty years.

      Troy. On August 14, 1998, the Company consummated the transactions contemplated by a July 2, 1998 merger agreement among the Company, Troy Lighting, Inc. ("Troy"), and the former shareholders of Troy. Pursuant to the agreement, a wholly-owned subsidiary of the Company merged with and into Troy, with Troy continuing as the surviving corporation. The merger consideration paid by the Company consisted of a cash payment of $250,000 and the issuance of 650,000 Class A Shares (the "Troy Merger Shares"). In addition, the Company agreed to cause Troy to repay $1,700,000 in indebtedness to certain former shareholders of Troy. On or about July 31, 1999, the former shareholders of Troy agreed to sell the Troy Merger Shares to Dominion Capital Fund, Ltd., Dominion Investment Fund, LLC and Sovereign Partners, L.P. (collectively, the "Troy Purchasers") for $1,000,000. Contemporaneously therewith, the Company and the Troy Purchasers entered into a letter agreement pursuant to which the Troy Purchasers agreed not to sell or otherwise transfer the Troy Merger Shares until December 25, 1999. If the Troy Merger Shares are worth less $1,150,500 based on the sixty-day average of the Class A Shares following such date, the Company must either pay cash or issue additional Class A Shares to the Troy Purchasers in the amount of the shortfall. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $3.3 million and has been recorded as goodwill in the consolidated balance sheet, and is being amortized on a straight-line basis over forty years.

      Model Home. On February 26, 1999, the Company consummated the transactions contemplated by a merger agreement among the Company, Model Home Interiors, Inc. ("Model Home" or "MHI") and a wholly owned subsidiary of the Company. Pursuant to the Agreement, the Company's wholly owned subsidiary merged with and into Model Home, with Model Home continuing as the surviving corporation merger. The purchase price paid by the Company consisted of a cash payment of $2.0 million, promissory notes aggregating $230,766 and 1,056,342 shares of Class A Shares having a fair market value of $2,300,000 (the "MHI Merger Shares") on the eighteenth month anniversary of the closing. Additionally, the Company agreed to issue Class A Shares with a maximum fair market value of $2,000,000 (the "Earnout Shares") upon the attainment of certain earnings goals by Model Home. The Merger Shares are being held in escrow as security for the mutual obligations of the parties under the merger agreement. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $225,000 and has been recorded as goodwill in the consolidated balance sheet, and is being amortized on a straight-line basis over forty years.

      Stylecraft. On February 22, 1999, the Company consummated the transactions contemplated by a stock purchase agreement among the Company and the former shareholders of Stylecraft Lamps, Inc. ("Stylecraft") pursuant to which the Company acquired all of the outstanding capital stock of Stylecraft for $10,319,000 in cash. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $5.4 million and has been recorded as goodwill in the consolidated balance sheet, and is being amortized on a straight-line basis over forty years.

      CSL On March 2, 1999, the Company consummated the transactions contemplated by a stock purchase agreement between the Company and CSL Lighting Manufacturing, Inc. ("CSL"). Pursuant to the agreement, the Company acquired 1,191,752 newly-issued shares of common stock, par value $.001 per share, of CSL (the "CSL Shares"), representing approximately 51% of the issued and outstanding shares of common stock of CSL, pursuant to the March 1, 1999. The purchase price for the CSL Shares consisted of $600,000 in cash paid to CSL and the issuance of 1,927 Series C Preferred Shares to certain creditors of CSL in exchange for the cancellation of debt of CSL having a principal amount of $1,027,500. In conjunction with the transaction, three designees of the Company were added to the CSL board of directors, and CSL entered into a standstill agreement, which prohibited the Company and its affiliates from acquiring any additional shares of common stock of CSL for a period of 150 days from the closing date. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $2.5 million and has been recorded as goodwill in the consolidated balance sheet, and is being amortized on a straight-line basis over forty years.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Petals. On March 23, 1999, the Company consummated the transactions contemplated by a stock purchase agreement among the majority stockholders of Petals, Inc. ("Petals") and the Company pursuant to which the Company acquired Petals in exchange for the cancellation of $2,440,000 of debt owed by Petals to one of the stockholders, an aggregate of $4,000,000 in cash and a 8% convertible note in the original principal amount of $2,000,000 due March 23, 2001. The note is convertible into Class A Shares at $2.00 per share. The Company also issued an aggregate of 100,000 three-year warrants to purchase Class A Shares at an exercise price of $3.50 per share to the minority stockholders (the "Petals Warrants"). In connection with the transaction, Petals redeemed the interests of the minority stockholders for aggregate consideration of approximately $3.9 million in cash and $262,500 paid over nine months as severance payments. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $5.2 million and has been recorded as goodwill in the consolidated balance sheet, and is being amortized on a straight-line basis over forty years.

      Following are selected pro forma statements of income which reflect these transactions as if they occurred at the beginning of each year ended June 30, 1999 and 1998.

                                                           June 30,
                                                   1999             1998
                                               -------------    -------------
            Net Revenues....................   $ 141,239,000    $ 140,358,000
            Net Income (Loss)...............      (8,377,000)       2,406,000
            EPS Basic.......................            (.36)             .23
            EPS Diluted.....................            (.36)             .21

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

      The components of inventory are as follows:

                                                               June 30, 1999
                                                               -------------
            Raw Materials..................................... $   9,657,146
            Work in Process...................................       738,325
            Finished Goods....................................    12,576,102
                                                               -------------
                 Total:....................................... $  22,971,573
                                                               =============

6. Other Current Assets

      The components of other current assets are as follows:

                                                               June 30, 1999
                                                               -------------
            Prepaid Expenses.................................. $   2,100,442
            Due From Affiliates...............................        78,954(1)
            Other.............................................     1,076,925(2)
                                                               -------------
                 Total:....................................... $   3,474,473
                                                               =============

(1)   Due from affiliates represents amounts owed from Photo-to-Art. See Note 12
      - "Related Party Transactions."

(2) Included in other current assets are amounts due from the Company's employees, salespeople and officer. During fiscal year 1999, the Company made advances aggregating $458,057 to the Company's Chief Executive Officer. As of September 15, 1999, this entire amount was repaid to the Company.

7. Property and Equipment, net

      The components of property and equipment are as follows:

                                                               June 30, 1999
                                                               -------------
            Machinery and Equipment........................... $   7,379,868
            Furniture and Fixtures............................     5,894,746
            Leasehold Improvements............................     2,814,545
            Buildings and Improvements .......................        83,892
            Accumulated Depreciation and Amortization......... $  (4,275,606)
                                                               -------------
                 Total:....................................... $  20,280,873
                                                               =============

      Depreciation expense was $590,346 and $485,000 for the years ended June 30, 1999 and 1998, respectively.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Accounts Payable and Accrued Liabilities

                                                               June 30, 1999
                                                               -------------
            Accounts Payable.................................. $  12,644,753
            Salaries and Employee Benefits....................     1,706,877
            Rent..............................................        34,484
            Deferred Rent.....................................       147,256
            Union Dues and Benefits...........................        87,865
            Professional Fees.................................       737,660
            Insurance.........................................       241,204
            Interest..........................................       868,550
            Royalties & Commissions...........................       362,167
            Income, Sales and PayrollTaxes....................     1,274,693
            Other.............................................     4,895,176
                                                               -------------
                 Total:....................................... $  23,027,683
                                                               =============

9. Notes Payable

                                                               June 30, 1999
                                                               -------------
      Notes Payable
      Bank lines of credit(a)................................. $  18,400,000
      15% Convertible Demand Notes (b)........................       686,000
      15% Convertible Note - Morgan Steel (c).................       250,000
      12% Convertible Demand Notes (d)........................       140,000
      12% Promissory Note - Ekistics (e)......................       250,000
      10% Convertible Debenture - Petals (f)..................     2,000,000
      8% Promissory Note - Vanguard (g).......................       375,000
      8% Promissory Notes -MHI (h)............................       231,000
      Promissory Note - Landis (i)............................     1,000,000
      Other notes payable (j).................................     1,415,000
                                                               -------------
               Total..........................................    24,747,000
                                                               -------------
      Less current portion....................................     7,654,000
                                                               -------------
      Long term portion....................................... $  17,093,000
                                                               =============

(a) The Company has secured formula based financing arrangements with several lenders relating to the operations of its subsidiaries. As of June 30, 1999, the Company owed Austin Financial Services, Inc. approximately $11,060,000 at an annual rate equal to prime plus 2.0% (10.25% as of the date of this filing), and could borrow approximately an additional $840,000, relating to the operations of Windsor, Troy and Stylecraft. As of June 30, 1999, the Company owed NationsBank, N.A. approximately $3,908,000 at an annual rate equal to prime (8.25% as of the date of this filing), and could borrow approximately an additional $92,000, relating to the operations of MHI. As of June 30, 1999, the Company owed Finova Capital Corp. approximately $641,000 at an annual rate equal to prime plus 8.0% (16.25% as of the date of this filing), and could borrow approximately an additional $359,000, relating to the operations of the Company's A.P.F. Master Framemakers division. The Company's obligations owed to Finova Capital Corp. are personally guaranteed by Max Munn, Chairman, President and Chief Executive Officer of the Company, and his spouse. As of June 30, 1999 the Company owed Capital Business Credit approximately $1,210,000 at an annual rate of prime plus 2.50% (10.75% as of the date of this filing) and could borrow approximately an additional $8,000 relating to the operations of Vanguard.

(b) Issued to five accredited investors and convertible into Class A Shares at $1.125 per share.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Issued to Morgan Steel Ltd., due April 16, 2001 and convertible into Class A Shares at $1.75 per share. Warrants to purchase 15,000 Class A Shares and 15,000 Series A Preferred Shares were issued in connection with this note.

(d) Issued to four accredited investors and convertible into Class A Shares at $1.50 per share.

(e) Issued to Ekistics Corp. and due December 31, 1998. On October 8, 1999, the Company repaid Ekistics Corp. the outstanding principal, plus all accrued interest.

(f) Issued to DMB Property Ventures LP in connection with the acquisition of Petals, Inc. The note is due March 23, 2001 and convertible into Class A Shares at $2.00 per share.

(g)   Issued in connection with the acquisition of Vanguard Studios, Inc. The note is due December 1, 2000 and requires quarterly principal payments of $62,500, plus interest.

(h) Issued in connection with the acquisition of Model Home Interiors, Inc. The notes are due February 16, 2000.

(i) Issued to the Landis Brothers Corporation ("Landis"), due October 25, 1999 and personally guaranteed by Max Munn, Chairman President and Chief Executive Officer of the Company, and his spouse. Effective September 27, 1999, the maturity date was extended to October 25, 2000 and the interest rate was set at prime plus 8%; provided, however, as long as the prime rate does not exceed 8.25%, the rate of the note shall be 16%.

(j)   Includes $598,000 of capital lease obligations.

      During the twelve month period ended June 30, 1999, the Company had an extraordinary gain from early extinguishment of debt in the amount of $870,264.

      In connection with the convertible notes and related warrants issued debt discount was recorded, to be amortized over the life on the related debt. Favorable conversion features, when applicable to the notes described above were recorded and are being expensed through the date of the earliest conversion period.

      Aggregate maturities of notes payable over the next five years (inclusive of aggregate amounts due under financing agreements, which are classified as current) are as follows:

                 2000......................................... $ 7,654,000
                 2001.........................................   6,811,000
                 2002.........................................  10,154,000
                 2003.........................................      90,000
                 2004.........................................      38,000
                                                               -----------

                      Total................................... $24,747,000
                                                               ===========

      On December 1, 1998, the Company purchased 1,500,000 shares of Class A Common Stock with a market value of approximately $1,965,000, a promissory note with unpaid principal and accrued interest of approximately $2,053,000 and a consulting agreement for approximately $848,000 from a third party. These items totaling $4,866,000 were purchased for approximately $2,580,000 in cash and other consideration totaling approximately $2,634,00. The Company extinguished its entire debt to the seller resulting in an extraordinary gain of $1,371,000 for early extinguishment of debt.

      In March 1999, the Company redeemed all of its 7% redeemable convertible debentures in the principal amount of $3,000,000 (the "Convertible Debentures") in consideration for $2,600,000 in cash, plus accrued and unpaid interest. The Company recorded an extraordinary loss from early extinguishment of debt equal to $500,000 in connection with the redemption of the Convertible Debentures after considering expenses and certain warrants.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Shareholders Equity

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

      The holders of Class A Shares and Class B Shares (collectively, "Common Stock"): (i) have equal ratable rights to dividends from funds legally available therefor, when, as and if declared by the Board of Directors of the Company;
(ii) are entitled to share ratably in all of the assets of the Company available for distribution to holders of Common Stock, upon liquidation, dissolution or winding up of the affairs of the Company; and (iii) do not have preemptive or subscription rights and there are no redemption or sinking fund provisions applicable thereto. All shares of Common Stock issued and outstanding are duly authorized, fully paid and non-assessable. Except as otherwise required by law, the holders of Common Stock shall vote together as a single class on all matters.

Preferred Stock

      The Certificate of Incorporation of the Company authorizes the issuance of up to 5,300,000 shares of Preferred Stock, $.01 par value per share. Of this amount 2,870,000 shares have been designated as Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred Shares"), 200,000 shares have been designated Series B Preferred Stock ("Series B Preferred Shares") and 6,527 shares have been designated Series C Preferred Stock ("Series C Preferred Shares"). The Board of Directors is authorized to issue shares of Preferred Stock from time to time in one or more series and, subject to the limitations contained in the Certificate of Incorporation and any limitations prescribed by law, to establish and designate any such series and to fix the number of shares and the relative conversion rights, voting rights and terms of redemption (including sinking fund provisions) and liquidation preferences. If shares of Preferred stock are issued with voting rights, such issuance could affect the voting rights of the holders of the Company's Class A Shares by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights. Shares of Preferred Stock with conversion rights could potentially increase the number of Class A Shares outstanding. Issuance of Preferred Stock could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company and may adversely affect the rights of holders of Class A Shares. Also, Preferred Stock could have preferences over the Class A Shares (and other series of stock) with respect to dividends and liquidation rights.

Series A Preferred Shares

      The Series A Preferred Stock consists of 2,870,000 shares. After September 17, 2000, each Series A Preferred Share is redeemable by the Company in whole or in part at $5.50 per share upon 30 days prior written notice. Each Series A Preferred Share is convertible, subject to adjustment, into three Class A Shares of the Company. The Series A Preferred Stock is entitled to a dividend, prior to any payment of dividends on the Class A Shares or Class B Shares, of $0.50 per share per annum payable in semi-annual installments of $0.25 per share. If the dividend on the Series A Preferred Shares is not paid, it accumulates until paid in full to date. The Company may elect to pay the dividend either in cash or in Class A Shares, which Class A Shares shall be issued for such purposes on the basis of the average closing prices of the Class A Shares for the ten business days prior to the date of declaration of the dividend. The Series A Preferred Shares shall not have any right to vote except to the extent, if any, required by Delaware law. Upon liquidation of the Company, each Series A Preferred Share is entitled to receive $5.00 plus accrued and unpaid dividends before any payment is made to the holders of Common Stock.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On December 31, 1998 and May 24, 1999, the Company's Board of Directors declared stock dividends equivalent to $0.25 per share on its Series A Preferred Shares to stockholders of record as of the close business on September 30, 1998 and June 10, 1999, respectively. Accordingly, a total of 344,510 Class A Shares were issued for this purpose and accumulated deficit was charged $448,830 in conjunction with the issuance of these securities.

      As of June 30, 1999, the Company has not declared or established a record date for a dividend for its Series A Preferred Shares for the $0.25 dividend due September 1, 1999. Cumulative but unpaid dividends on Series A Preferred Shares as of June 30, 1999 total approximately $133,256.

Series B Preferred Shares

      On January 22, 1999, in order to provide it with additional working capital, the Company completed a private placement with one accredited investor of newly designated Series B Preferred Shares and redeemable three year warrants to purchase up to 2,000,000 Class A Shares at an exercise price of $0.75 per share (the "Series B Warrants"). The Company received $2,020,000 of gross proceeds from the sale of the Series B Preferred Shares and Series B Warrants. The Company incurred expenses of $15,000 in connection with the issuance of these securities. The Series B Preferred Shares consist of 200,000 shares, all of which are issued and outstanding. The holders of the Series B Preferred Shares were granted certain registration rights with respect to the underlying Class A Shares issuable upon conversion of the Series B Preferred Shares or exercise of the Series B Warrants. The Series B Warrants were valued at fair market value on the date of issuance.

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

      In the event that the average price of the Class A Shares, as traded on NASDAQ or another national securities exchange, for the 12 trading days immediately prior to January 1, 2000 (the "Anniversary Price") shall be less than 140% of the conversion price in effect ($3.30 per share, based on the $2.35 per share conversion price), but exceed the conversion price, the Company has the right to redeem the Series B Preferred Shares prior to January 31, 2000, for a price equal to the sum of $10 per share, plus accrued and unpaid dividends, plus a premium of $5.00 per share, prorated over the period from January 22, 1999 to the date of redemption. In such event, the Company may redeem for $0.1 each a number of Series B Warrants equal to 2.5% of the outstanding Series B Warrants for each 1% that the Anniversary Price exceeds the conversion price. In the event that such Anniversary Price shall be less than the conversion price, the holder of the Series B Preferred Shares shall have the right, during the 30 days ending January 31, 2000, to compel the Company to redeem and repurchase up to 50% of the Series B Preferred Shares for a redemption price equal to $10 per share, plus accrued and unpaid dividends. In such event, the Company may redeem a number of Series B Warrants equal to 200% of the Class A Shares into which the redeemed Series B Preferred Shares could have been converted. In the event that the Anniversary Price shall exceed 140% of the conversion price of the Series B Preferred Shares then in effect, the Company shall also have the right after January 1, 2000 to redeem all of the Series B Warrants for $.01 each, and a lesser number of Series B Warrants in pro-rata amounts if such Anniversary Price exceeds the conversion price, but is less than 140% of such conversion price.

Series C Preferred Shares

      On February 18, 1999, in order to provide it with the capital resources to complete pending acquisitions, the Company completed a private placement with four accredited investors of 6,427 newly designated Series C Preferred Shares. The Series C Preferred Shares have a liquidation value of $1,000 per share. In consideration for the issuance of 4,500 Series C Preferred Shares, the Company received $4,500,000 in gross proceeds. The Company incurred expenses of $20,000 in connection with the issuance of these securities. In addition, two of the purchasers of the Series C Preferred Shares, who were also holders of $1,027,500 of 7%

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

notes previously issued to them by CSL Lighting Manufacturing, Inc., an affiliate of the Company, canceled such notes in exchange for the issuance of 1,927 Series C Preferred Shares. The Company also issued 100 Series C Preferred Shares as a fee in connection with the acquisition of CSL. The holders of the Series C Preferred Shares were granted certain registration rights with respect to the underlying Class A Shares issuable upon conversion of the Series C Preferred Shares.

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

      Subsequent to the date of these financial statements, the Company exchanged approximately $5.0 million of the Series C Preferred Stock into secured notes due September 2004. See Note 15 - "Subsequent Events."

Equity Transactions

      During the fiscal year ended June 30, 1999, the Company issued shares to certain persons for a variety of reasons. These shares were valued at the fair market value on the date of issuance for purposes of the consolidated financial statements.

      On July 7, 1998, holders of WA Warrants to purchase Class A Common Stock at $1.50 per warrant exercised such warrants resulting in the issuance of 240,517 shares of Class A Common Stock and total proceeds of $360,776.

      On or about October 7, 1998, the Company issued 125,000 Class A Shares to Laurie Munn upon conversion of 125,000 Class B Shares. On or about October 22, 1998, the Company issued 10,000 Series A Preferred Shares to SJP Contractors of New York, Inc. in settlement of litigation against the Company. On or about October 22, 1998, the Company issued 10,000 Class A Shares to Jules L. Marx in settlement of litigation against the Company's Chief Executive Officer.

      On November 11, 1998, the Company issued 44,431 Class A Shares to James McCorry as a bonus. On November 16, 1999, the Company issued 38,820 Class A Shares to Todd Langner as a bonus. On or about November 23, 1998, the Company issued 10,000 Class A Shares to Roger Lourie, a director of the Company, and 10,000 Class A Shares to various designees named by Richard Josephberg, a director of the Company. On November 23, 1998, the Company issued 15,000 Class A Shares to JG Partners LP in connection with certain investment banking services provided by Josephberg Grosz & Co., Inc. ("Josephberg Grosz"), an affiliate of Richard Josephberg, a director of the Company.

      On December 31, 1998, the Company declared a $0.25 dividend on its Series A Preferred Stock for holders of record at September 30, 1998. This dividend was paid in 165,576 shares of the Company's Class A Common Stock.

      On January 22, 1999, in order to provide it with additional working capital, the Company completed a private placement with one accredited investor of newly designated shares of Series B Preferred Stock, par value of $0.01 and liquidation value of

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$10.00 per share, and redeemable three year warrants to purchase up to 2,000,000 Class A Shares at an exercise price of $0.75 per share. The Company received $2,020,000 of gross proceeds from the sale of the Series B Preferred Shares and Series B Warrants. The Series B Preferred Shares consist of 200,000 shares, all of which are issued and outstanding.

      On February 9, 1999, the Company issued to Pauline Raschella, an employee of Windsor, an incentive bonus of 100,000 Class A Shares.

      On February 18, 1999, in order to provide it with the capital resources to complete the Stylecraft and CSL acquisitions, the Company completed a private placement with five accredited investors of 6,527 shares of newly created Series C Preferred Shares. The Series C Preferred Shares have a liquidation value of $1,000 per share. In consideration for the issuance of 4,500 Series C Preferred Shares, the Company received $4,500,000 in gross proceeds. In addition, two of the purchasers of the Series C Preferred Shares, who were also holders of $1,027,500 of 7% notes previously issued to them by CSL, canceled such notes in exchange for the issuance of an additional 1,927 shares of the Company's Series C Preferred Shares. The Company issued 100 shares of Series C Preferred shares as consideration for expenses incurred relating to the acquisition of CSL.

      On March 1, 1999, the Company issued to Earley Kielty and Associates, Inc., an executive search firm, 26,666 Class A Shares in connection with a search related to MHI. On March 11, 1999, the Company issued to Maria Matos, a former employee of the Company, 10,000 Class A Shares as a severance payment. On such date, the Company also issued to Judith E. Schneider, 6,250 Class A Shares in consideration for certain consulting services. On March 11, 1999, the Company issued 10,000 Class A Shares to Roger Lourie, a director of the Company, and 10,000 Class A Shares to various designees named by Richard Josephberg, a director of the Company.

      On March 20, 1999, the Company redeemed 916,591 WB Warrants and 103,610 WC Warrants for aggregate consideration of $10,202.01 or $0.01 per warrant. As a result of the redemption, there are no longer any outstanding WB Warrants or WC Warrants. Prior to redemption, an amount of WB Warrants and WC Warrants were exercised at $2.00 and $5.50, respectively, resulting in the issuance of 2,796,032 Class A Shares and 2,322,355 Series A Preferred Shares, and the Company received gross proceeds of approximately $18.2 million. In connection with the redemption, the Company paid a fee of $175,000.

      On April 28, 1999, the Company issued 4,650 Class A Shares to JG Capital Inc. and 5,350 Class A Shares to various designees named by Richard Josephberg, a director of the Company, in connection with certain investment banking services provided by Josephberg Grosz, an affiliate of Mr. Josephberg, in connection with the acquisition of Stylecraft.

      On May 24, 1999 the Company declared a $0.25 dividend on its Series A Preferred Stock for holders of record at June 10, 1999. This dividend was paid in 178,934 shares of the Company's Class A Common Stock

      During fiscal year 1999, an aggregate of 1,945,743 shares of Series A Preferred Stock were converted into 5,837,229 shares of Class A Common Stock.

      During fiscal year 1999, the Company issued 375,000 Class B Shares having a fair market value of $397,500 to Laurie Munn, wife of the Company's Chief Executive Officer, in consideration for her personal guarantee of $5,300,000 of the Company's obligations in connection with its acquisitions of Windsor and Troy. In addition, the Company issued 1,350,000 Class B Shares to Ms. Munn upon the exercise of an option. The exercise price for the option was $1,350 in cash and a promissory note in the amount of $1,607,000. The note bears interest at a rate of 6.5% per annum and matures on December 8, 2005. As of June 30, 1999, Ms. Munn owes the Company approximately $2.6 million, all of which is secured by a lien, which is subordinate to liens held by Landis and Finvoa Credit, on 2,455,000 Class B shares, and Ms. Munn guarantees debt of the Company in the amount of $2.4 million.

      During fiscal year 1999, the Company issued an aggregate of 3,206,342 shares of its Class A Common Stock relating to its various acquisitions. In addition, the Company retired 1.5 million shares of Class A Common Stock that was being held in escrow related to the acquisition of Windsor. See Note 4 - "Acquisitions and Dispositions."

      During fiscal year 1999, 3,750,000 shares of Class A Common Stock were transferred out of escrow to an accredited investor as collateral for the $500,000 paid to Ann Stevens as part of the Company's settlement agreement with Stevens. Of these

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares, 1,250,000 shares were converted from shares of Class B Common Stock previously held in escrow and 2,500,000 shares of Class A Common Stock were issued out of such escrow. Total proceeds resulting from the transfer was $3,975,000, of which $3,700,020 was paid in cash and $274,980 was paid by satisfying a promissory note. In addition, the Company retired 10,000,000 shares of Class A Common Stock previously held in such escrow.

      During fiscal year 1999, holders of 6% Convertible Notes issued in March and April 1998 with a principal amount of $1,700,000 and holders of 12% Convertible Demand Notes with a principal amount of 235,000 issued in March 1998, converted these notes into an aggregate of 2,130,900 shares of Class A Common Stock.

      During fiscal year 1999, other warrants were exercised at prices ranging from $1.38 to $1.75 resulting in the issuance of 826,905 Class A Shares and total proceeds of $1,151,309.

      No underwriters were engaged by the Company in connection with any of the issuance's described above and, accordingly, no underwriting discounts or commissions were paid.

Warrants and Other

      On July 7, 1998 WA Warrants were exercised at $1.50 resulting in the issuance of 240,517 Class A Shares and total proceeds of $360,776.

      On March 20, 1999, the Company redeemed 916,591 WB Warrants and 103,610 WC Warrants for aggregate consideration of $10,202.01 or $0.01 per warrant. As a result of the redemption, there are no longer any outstanding WB Warrants or WC Warrants. Prior to redemption, an amount of WB Warrants and WC Warrants were exercised at $2.00 and $5.50, respectively, resulting in the issuance of 2,796,032 Class A Shares and 2,322,355 Series A Preferred Shares, and the Company received gross proceeds of approximately $18.2 million. In connection with the redemption, the Company paid a fee of $175,000.

      During fiscal year 1999, other warrants were exercised at prices ranging from $1.38 to $1.75 resulting in the issuance of 826,905 Class A Shares and total proceeds of $1,151,309.

      The Company has outstanding options and warrants to purchase 8,116,239 Class A Shares at prices ranging from $0.75 to $3.25.

Stock Option Plans

      The 1994 Plan. On June 20, 1994, the Company adopted the Interiors, Inc. 1994 Stock Option and Appreciation Rights Plan (the "1994 Plan"), which, as amended, currently provides for the granting of options to officers, employees and consultants to purchase not more than an aggregate of 250,000,000 Class A Shares. Directors of the Company are not eligible to participate in the 1994 Plan. The 1994 Plan provides for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended (the "Code") as well as options which do not so qualify.

      The Director Plan. On June 20, 1994 the Board of Directors approved the 1994 Director Stock Option and Appreciation Rights Plan (the "Director Plan"), which, as amended, currently provides for the granting of options to directors to purchase not more than an aggregate of 750,000 Class A Shares. The Director Plan was adopted to provide an incentive to Directors through automatic and discretionary grants of stock options. The Director Plan provides for the grant of options intended to qualify as "incentive stock options" under the Code as well as options which do not so qualify.

      The Director Plan provides that on the second Monday of May of each year each person who is then a director of the Company shall be automatically granted an option to purchase 10,000 of the Company's Class A Shares, subject to adjustment as provided for by the Director Plan. The aggregate number of shares for which options may be issued pursuant to the Director Plan is 250,000 shares. The exercise price for options granted under the Director Plan must be equal to the fair market value per Class A Share on the date of grant. Each option granted under the Director Plan expires ten years after the date of grant, unless a less period is specified by the option committee administering the plan.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The status of the Company's stock option plans is summarized below as of June 30, 1999 and 1998, respectively:

                                                                       Years Ended June 30,
                                                   ----------------------------------------------------------
                                                              1999                            1998
                                                   -------------------------        -------------------------
                                                                Weighted                         Weighted
                                                                 Average                          Average
                                                    Shares    Exercise Price         Shares    Exercise Price
                                                    ------    --------------         ------    --------------
Options outstanding at beginning of year .........   877,500      $1.76             350,000        $2.25
Granted........................................... 4,320,025       1.41             527,500         1.44
Exercised.........................................        --                             --           --
Terminated........................................   890,000       1.77                  --           --
Options outstanding at end of year................ 4,307,525       1.41             877,500         1.76
Exercisable at end of year........................   163,025       1.04             191,083         2.03

Weighted average fair value of options granted ...                 1.20                             1.09

      Of the 4,307,525 options outstanding as of June 30, 1999:

      (a) 63,025 options have exercise prices of $0.001, weighted average fair market values on the date of grant of $1.16 and remaining contractual lives of 9.5 years.

      (b) 1,494,500 options have exercise prices ranging from $1.00 to $2.13, weighted average exercise prices of $1.46, weighted average fair market values on the dates of grant of $1.29 and weighted average remaining contractual lives of 9.5 years.

      (c) 2,750,000 options (including options to purchase 250,000 Series A Preferred Shares, each of which is convertible into three Class A Shares) were granted outside of the Company's stock option plans. These options are not exercisable until November 2008, however, 275,000 of the options may become exercisable each year that the Company reaches certain specified earnings targets. Exercise prices for these options range from $1.19 to $3.63 and increase at a rate of 10% per annum. As of June 30, 1999: 2,500,000 of these options have exercise prices of $1.19, fair market values on the dates of grant of $.98 and remaining contractual lives of 11.5 years; 250,000 options have exercise prices of $3.63, fair market values on the date of grant of $2.88 and remaining contractual lives of 11.5 years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 1999 and 1998, respectively:
Dividend yield of 0%, expected volatility of 91% and 83%, risk-free interest rates ranging from 0% to 6%, and expected lives of 10 years and 5 years, respectively.

      The Company accounts for its plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost is recognized for options granted at or above fair market value on the date of grant. Compensation expense of $75,000, in connection with the issuance of incentive stock options to an officer of the Company, has been charged to income for the year-ended June 30, 1999. Had compensation expense been determined based upon fair values at the grant dates for options granted under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation,"the Company's net income (loss) would have been reduced as follows:

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         Year Ended June 30,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
Net Earnings Attributable to Common Stock
before Extraordinary Gain .........................   (9,374,273)   $   293,955
Pro Forma .........................................   (9,914,547)      (177,505)

Basic EPS As Reported .............................        (0.43)   $       .04
Pro Forma .........................................        (0.45)   $      (.02)

Diluted EPS As Reported ...........................        (0.43)   $       .04
Pro Forma .........................................        (0.45)   $      (.02)

11. Commitments and Contingencies

Operating Leases

      The Company's headquarters are located in Mount Vernon, New York, in leased facilities consisting of 70,000 square feet of manufacturing and warehouse space together with executive offices and a showroom. The facility is occupied under a five-year lease expiring at the end of 2001 with a five-year renewal option. As of June 30, 1999, the Company owned or leased the manufacturing facilities listed in the table below.

Location                         Primary Use                         Approximate Size (sq. ft)
--------                         -----------                         -------------------------
City of Industry, California     Manufacturing; Distribution                   98,000
Vernon, California               Manufacturing; Distribution                  235,000
Longwood, Florida                Manufacturing; Distribution                   70,000
Hernando, Mississippi            Manufacturing; Distribution                  150,000
Mount Vernon, New York           Manufacturing; Executive Offices              70,000
Portchester, New York            Warehouse                                     65,000
White Plains, New York           Manufacturing; Distribution                   85,000

      In addition, the Company leases showroom facilities in High Point, North Carolina (five showrooms), San Francisco, California (four showrooms), New York, New York (one showroom) and Dallas, Texas (six showrooms). The showroom sizes range from 1,500 square feet to approximately 9,800 square feet. In addition, the Company has five retail outlets located in the New York metropolitan area.

      The approximate future minimum lease payments per fiscal year under operating leases exclusive of sublease income are as follows:

            2000.............................................    $ 5,096,000
            2001.............................................      4,622,000
            2002.............................................      4,264,000
            2003.............................................      3,196,000
            2004.............................................      1,562,000
            Thereafter.......................................      5,284,000
                                                                 -----------
                 Total.......................................    $24,024,000
                                                                 ===========

Union Agreement

      The Company and its subsidiaries are party to two collective bargaining agreements. None of the Company's employees have been on strike, or threatened to since the Company's inception and the Company believes its relationship with all of its personnel is satisfactory. The Company owes a union approximately $ 114,347 as of this filing and has agreed to retire this amount through monthly payments of approximately $11,000.

Information Systems

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company has contracted for the installation of company-wide enterprise software from a third party vendor. Such commitment is between $1.5 million and
2.0 million. Except as otherwise set forth herein, the Company has no material commitments for capital expenditures.

Consulting Arrangements

      Refer to Note 13 for discussion of these arrangements.

Legal Proceedings

      The Company is subject to claims and litigation and other claims arising in the ordinary course of its business. In management's opinion, Interiors is not presently a party to any such litigation or claims the outcome of which would have a material adverse effect on its financial position or its results of operations.

12. Related Party Transactions

      From time to time, the Company has entered into transactions with parties related to the Company. The Company believes that all transactions with related parties were entered into on terms no more or less favorable to the Company than could have been obtained from unrelated third parties.

      During fiscal year 1999, the Company generated management fees in the amount of $115,000 in connection with the provision of management services to Decor Group, Inc., a publicly-traded affiliate of the Company ("Decor"). The Company owns 83,333 shares of Series A Non-Voting Convertible Preferred Stock, 6,666,667 shares of Series B Non-Convertible Voting Preferred Stock and 18,311 shares of Series C Non-Voting Convertible Preferred Stock of Decor. Such ownership amounts to approximately 78% of the voting securities of Decor and is subject to the Voting Agreement. Messrs. Munn and D'Amore are directors of Decor. As of June 30, 1999, Decor owes the Company $1,005,542. The Company has established reserves for the uncollectibility of this entire receivable and the possibility that the Company would be required to pay up to $300,000 pursuant to its guaranty of approximately $580,000 of indebtedness of Decor owed to Austin Financial.

      During fiscal year 1999, the Company loaned CSL an aggregate of $355,000 in exchange for two 6.75% promissory notes due April 30, 2001 and convertible into common stock of CSL at $0.345 per share. In addition, the Company generated management fees in the amount of approximately $200,000 in connection with the provision of certain management services to CSL. The Company owns 51% of the outstanding common stock of CSL, and Messrs. Munn, Belenski and Schwartz are directors of CSL. As of June 30, 1999, CSL owes the Company $362,804. The Company has guaranteed debt of CSL owed to Coast Business Credit in the amount of approximately $1.6 million as of June 30, 1999.

      During fiscal year 1999, the Company loaned $275,000 to Photo-to-Art, Ltd. ("Photo-to-Art"). In addition, the Company was paid $76,320 from Photo-to-Art in connection with the sublease of certain space in the Company's facility located in Mount Vernon and $215,771 for the purchase of merchandise. The Company owns 270,000 shares, or approximately 0.5%, of the common stock of Photo-to-Art and warrants to purchase 120,000 common shares of Photo-to-Art at $4.50 per share. As of June 30, 1999, Photo-to-Art owes the Company $325,000 for which a $250,00 reserve has been established. The Company has established reserves for the uncollectibility of $250,000 of this receivable. Max Munn, the Company's Chairman, President and Chief Executive Officer, has guaranteed debt of Photo-to-Art of approximately $180,000.

      During fiscal year 1999, the Company earned $375,000 of management fees from an entity that was subsequently acquired for general management services.

      During fiscal year 1999, the Company issued 375,000 Class B Shares to Laurie Munn, wife of the Company's Chief Executive Officer, in consideration for her personal guarantee of $5,300,000 of the Company's obligations in connection with its acquisitions of Windsor and Troy. In addition, the Company issued 1,350,000 Class B Shares to Ms. Munn upon the exercise of an option. The exercise price for the option was $1,350 in cash and a promissory note in the amount of $1,606,500. The note bears

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest at a rate of 6.5% per annum and matures on December 8, 2005. As of June 30, 1999, Ms. Munn owes the Company $2,555,100, plus accrued interest, all of which is secured by a lien, which is subordinate to liens held by the Landis and Finvoa Credit, on 2,455,000 Class B Shares, and Ms Munn guarantees debt of the Company in the amount of $2.4 million.

      During fiscal year 1999, the Company paid Morris Munn, father of the Company's Chief Executive Officer, $64,405 for consulting services pursuant to a five-year agreement commencing June 30, 1996.

      During fiscal year 1999, the Company caused the payment of $500,000 to Ann Stevens, a former executive of the Company and sister of the Company's President and Chief Executive Officer to extinguish all of the Company's obligations under a settlement agreement.

      In connection with certain investment banking services provided during fiscal year 1999 by Josephberg Grosz, an affiliate of Richard Josephberg, a director of the Company, the Company issued (a) a four-year warrant to purchase 135,000 Class A Shares at $1.75 per share, 4,650 Class A Shares and $30,000 cash to JG Capital, Inc., (b) 15,000 Class A Shares to JG Partners, LP (c) 5,350 Class A Shares to various designees named by Richard Josephberg. The shares were valued at the fair market value on the date of issuance.

      During fiscal year 1999, the Company made advances aggregating $458,057 to the Company's Chief Executive Officer. As of September 15, 1999, this entire amount was repaid to the Company.

      The Company will not permit loans or other transactions among the Company and the officers, directors, principal shareholders, or affiliates of any of them for other than bona fide business purposes or on terms no less favorable than could be obtained from third parties, unless approved by a majority of the disinterested directors and the independent directors, if any, of the Company.

13. Profit Sharing and Deferred Compensation Plans

      In July 1991, the Company started a qualified Profit Sharing Plan for all nonunion employees and a nonqualified Deferred Compensation Plan for certain key employees. The Company has not made any contributions to the Qualified Profit Sharing Plan or the Deferred Compensation Plan since its initial contribution during the fiscal year ended June 30, 1992.

14. Provision For Income Taxes

      The income tax provision consists of:

                                                           Years Ended June 30,
                                                         ----------------------
                                                            1999         1998
                                                         ---------    ---------
            Current Income Taxes:

            Federal..................................    $      --    $
            State and Local..........................      200,000       52,543
            Deferred Income Tax......................           --     (160,783)
                                                         ---------    ---------
                 Total...............................    $ 200,000    $ 108,240
                                                         =========    =========

      The benefit from the Company's net operating loss ("NOL") carry forward for Federal income tax purposes is approximately $3,600,000 (which expires through 2011). The deferred tax asset of approximately $3,839,000 is comprised primarily of net operating losses and reserves. The utilization of such NOL's maybe limited in the future due to changes in ownership.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The majority of the Company's deferred tax assets are reserved resulting in a net deferred tax asset of approximately $200,000. There has been no change in the valuation allowance during the year ended June 30, 1999. The recorded valuation allowance was reduced by $161,000 for the year ended June 30, 1998

      The reduction of the valuation allowance in both 1999 and 1998 was calculated at the statutory federal income tax rate. State income taxes have been recorded based upon the applicable state requirements.

15. Subsequent Events

      As of September 30, 1999, the Company entered into a transaction with the holders of its Series C Preferred Shares and other investors pursuant to which $5,027,000 principal amount, plus accrued and unpaid dividends, of the Company's outstanding Series C Preferred Shares were exchanged for Secured Convertible Notes due September 30, 2004 and bearing interest at 17% per annum (the "Secured Notes"). The Secured Notes have an aggregate principal amount of $13,361,588, are secured by the Company's ownership of common stock of Petals and convertible after September 30, 2000 into Class A Shares at the fair market value of such securities at the time of conversion. Interest on the Secured Notes is not payable until the earlier of a redemption, conversion or default of such securities, however, the Company is required to pay a administrative fee in connection with the Secured Notes equal to 1% of the outstanding principal amount of the securities per month until the earlier of a redemption, conversion or default of such securities. In connection therewith, the Company issued 1,000,000 warrants to purchase Class A Shares at an exercise price of $2.00 per share (the "Secured Note Warrants"). At any time, the Company may redeem the Secured Notes at their face value plus all accrued and unpaid interest, and the Secured Note Warrants at $0.25 per warrant. The Company received aggregate proceeds of $7.5 million, and after paying an investment banking fee equal to 3% and other fees and expenses, the Company received net proceeds of approximately $7.2 million in the transaction.

                                    PART III

         Items 9, 10, 11 & 12 are incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission within 120 days of the end of the fiscal year.

Item 13. Exhibits, Financial Statements and Reports on Form 8-K.

(a)      The following documents are filed as part of this Report:

         1. Financial Statements:

                  The Financial Statements are incorporated herein as part of
                  Item 8 of this Report.

         2. Exhibits:

                  See Index on Page 23 of this Report.

(b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed during the last quarter of fiscal year ended June 30, 1999:

         (1) Current Report on Form 8-K reporting "Item 2 Acquisition or Disposition of Assets" as filed with the Commission on April 9, 1999;
         (2) Current Report on Form 8-K/A reporting "Item 2 Acquisition or Disposition of Assets" and including the required financial statements as filed with the Commission on May 10, 1999; and
         (3) Current Report on Form 8-K/A reporting "Item 2 Acquisition or Disposition of Assets" and including the required financial statements as filed with the Commission on June 7, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         INTERIORS, INC.

                                         By: /s/ MAX MUNN
                                             ----------------------------------
                                             Name:Max Munn
                                             Title: President, Chairman and
                                                    Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                 Title                            Date
---------                 -----                            ----

/s/ MAX MUNN              President, Chairman, Chief       October 13, 1999
-----------------------   Executive Officer, and Director
Max Munn

/s/ RICHARD P. BELENSKI   Executive Vice President         October 13, 1999
-----------------------   Finance and Administration,
Richard P. Belenski       and Chief Financial Officer

/s/ ROGER LOURIE          Director                         October 13, 1999
-----------------------
Roger Lourie

/s/ RICHARD JOSEPHBERG    Director                         October 13, 1999
-----------------------
Richard Josephberg

                                  EXHIBIT INDEX

Exhibit
  No.             Description of Exhibit
  ---             ----------------------

2.1 Stock Purchase Agreement, dated as of March 1, 1999, by and between Interiors, Inc. ("Interiors") and CSL Lighting Manufacturing, Inc. ("CSL"). (1)/

2.2 Agreement and Plan of Merger dated December 31, 1998 by and between MHI Acquisition Corp., Interiors and Model Home Interiors, Inc. (2)/

2.3 Stock Purchase Agreement dated August 27, 1998 by and among Interiors, Jimmy D. Webster, Jr., Bettye Jo Webster and Henry L. Gray. (3)/

2.4 Agreement and Plan of Merger, dated July 2, 1998, by and among Troy Acquisition Corp., Interiors, Troy, Barry R. Jackson, and Todd R. Langner ("Langner"). (4)/

2.5 Stock Purchase Agreement dated July 7, 1998, by and between Interiors and Bentley. (5)/

2.6 Purchase Agreement dated December 11, 1999 by and among Interiors, and Mark N. Sklar, Drew M. Brown, the Bennett Dorrance Trust, the Bennett Dorrance, Jr. Trust, the Ashley Dorrance Trust, the Dorrance 1995 Issue Trust and DMB Property Ventures Limited Partnership. (6)/

3.1        Certificate of Incorporation of Interiors. (7)/

3.2 Certificate of Ownership and Merger between Interiors, Inc. and A.P.F. Holdings, Inc. (7)/

3.3        Certificate of Amendment of Certificate of Incorporation of
           Interiors. (8)/

3.4 Certificate of Designations, Rights and Preferences of Series A Preferred Stock. (8)/

3.5 Certificate for Restoration, Renewal and Revival of the Certificate of Incorporation. (9)/

3.6        Certificate of Merger of Interiors, Inc. into Interiors Holdings,
           Inc. (9)/

3.7        By-Laws of Interiors. (7)/

3.8 Certificate of Designations, Rights and Preferences of Series B Preferred Stock. (10)/

3.9 Certificate of Designations, Rights and Preferences of Series C Preferred Stock. (10)/

4.1        Specimen Class A Preferred Stock Certificate. (8)/

4.2        Specimen Class A Common Stock Certificate. (8)/

4.3        Specimen Class B Common Stock Certificate. (8)/

4.4 7% Convertible Debenture due July 26, 2001, dated July 27, 1998, in the amount of $500,000, issued by Interiors to Dominion Capital Fund, Ltd. ("Dominion"). (9)/

4.5 7% Convertible Debenture due July 26, 2001, dated July 27, 1998, in the amount of $500,000, issued by Interiors to Sovereign Partners, L.P. ("Sovereign"). (9)/

4.6 7% Convertible Debenture due July 29, 2001, dated July 30, 1998, in the amount of $1,250,000, issued by Interiors to RBB Bank AG ("RBB").
           (9)/

4.7 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Dominion. (9)/

4.8 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Sovereign. (9)/

4.9 Common Stock Purchase Warrant A to Purchase 535,714 Shares of Common Stock of Interiors, dated July 30, 1998, issued by Interiors to RBB.
           (9)/

4.10 Common Stock Purchase Warrant B to Purchase 50,000 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Cardinal Capital Management Inc. ("Cardinal"). (9)/

4.11 Common Stock Purchase Warrant B to Purchase 62,500 Shares of Common Stock of Interiors, dated July 30, 1998, issued by Interiors to Cardinal. (9)/

4.12 Registration Rights Agreement, dated July 27, 1998, by the Holders listed therein and Interiors. (9)/

4.13 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, issued by Interiors to Sovereign. (9)/

4.14 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, issued by Interiors to Dominion. (9)/

4.15 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Sovereign. (9)/

4.16 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Dominion. (9)/

4.17 Registration Rights Agreement, dated August 25, 1998, by the Holders listed therein and Interiors. (9)/

4.18 Escrow Agreement dated July 2, 1998 by and among Buyer, U.S. First Trust, a national association, and Barry R. Jackson. (10)/

4.19 The Windsor Art, Inc. Voting Trust Agreement No. 1 dated July 30, 1998 by and among Lloyd R. Abrams and Max Munn, Buyer and Bentley.
           (10)/

4.20 Series B Warrant to purchase up to 2,000,000 Class A Shares issued to Seaside Partners, L.P. (10)/

4.21       Form of 12% Convertible Promissory Notes. (10)/

4.22 Form of Registration Rights Agreement by and among Interiors and minority shareholders of Petals. (10)/

4.23 Form of Warrant to Purchase Class A Shares issued to minority shareholders of Petals. (10)/

4.24 10% Convertible Promissory Note dated March 23, 1999 in the amount of $2,000,000 issued to majority shareholder of Petals. (10)/

10.1 Security Agreement, dated November 13, 1990, between Interiors and United Credit Corporation and amendments thereto dated November 13, 1990, January 7, 1992 , October 11, 1991, December 15, 1992 and June 23, 1993. (7)/

10.2 Standstill Agreement, dated as of March 1, 1999, by and between Interiors, Inc. ("Interiors") and CSL Lighting Manufacturing, Inc. ("CSL"). (1)/

10.3       1994 Stock Option and Appreciation Rights Plan. (11)/

10.4       1994 Director Stock Option and Appreciation Rights Plan. (12)/

10.5       Revised form of Warrant Exercise Fee Agreement. (11)/

10.6 Consulting Agreement, dated October 1, 1993, between Morris Munn and Interiors. (11)/

10.7       Employment Agreement, dated November 1, 1998, between Interiors and
           Max Munn.

10.8 Promissory Note, dated March 10, 1998, made by Interiors in favor of Michael H. Greeley ("Greeley"), in the principal sum of $794,379. (9)/

10.9 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $3,300,300.
           (5)/

10.10 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $2,000,000.
           (5)/

10.18 Consulting Agreement, dated July 30, 1998, by and among Windsor, Lloyd R. Abrams, and Interiors. (5)/

10.19 Securities Purchase and Registration Rights Agreement, dated July 30, 1998, by and among Max Munn, Bentley, and Interiors. (5)/

10.20 Employment Agreement, dated March 10, 1998, by and between Greeley and Henlor. (13)/

10.21 Employment Agreement, dated August 14, 1998, by and between Interiors and Langner. (4)/

10.22 Stock Purchase Agreement dated as of July 30, 1999 by and among Interiors, Barry R. Jackson, U.S. Bank Trust and the entities listed on Schedule A annexed thereto.

10.23 Letter Agreement dated August 2, 1999 by and among Interiors, Sovereign, Dominion and Dominion Investment Fund, LLC.

11.1       Statement re: computation of per share earnings.

21.1       Subsidiaries of the Registrant.

27.1       Financial Data Schedule

99.1       U.S. Patent and Trademark Office Trademark Reg. No. 1,736,623. (7)/

99.2       U.S. Patent and Trademark Office Service Mark Reg.  No. 1,783,694.
           (7/)

(1)/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed March 4, 1999 (File No. 00-24352), as amended, which exhibit is incorporated herein by reference.

(2)/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed March 9, 1999 (File No. 00-24352) which exhibit is incorporated herein by reference.

(3)/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed March 9, 1999 (File No. 00-24352), as amended, which exhibit is incorporated herein by reference.

(4)/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed August 14, 1998 (File No. 00-24352), as amended, which exhibit is incorporated herein by this reference.

(5)/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed August 10, 1998 (File No. 00-24352), as amended, which exhibit is incorporated herein by this reference.

(6)/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed April 9, 1999 (File No. 00-24352), as amended, which exhibit is incorporated herein by reference.

(7)/ Previously filed as an exhibit to the Registration Statement on Form SB-2 (the "Registration Statement") (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

(8)/ Previously filed as an exhibit to Amendment No. 1 to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

(9)/ Previously filed as an exhibit to Annual Report on Form 10-KSB for fiscal year ended June 30, 1998 (File No. 0-24352), which exhibit is incorporated herein by this reference.

(10)/ Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-63207), which exhibit is incorporated herein by reference.

(11)/ Previously filed as an exhibit to Annual Report on Form 10-KSB for fiscal year ended June 30, 1994 (File No. 0-24352), which exhibit is incorporated herein by this reference.

(12)/ Previously filed as an exhibit to Amendment No. 3 to the Registration Statement (Registration No. 33-7728-NY), which exhibit is incorporated by reference.

(13)/ Previously filed as an exhibit to Current Report on Form 8-K filed March 10, 1998 (File No. 00-24352), which exhibit is incorporated herein by reference.