Form 10KSB/A
period 1999-06-30
INTERIORS INC
filed 1999-11-04
CIK 921563

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: June 30, 1999
                                       OR
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

                         Commission file number 0-24352

                                 INTERIORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                 13-3590047
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

           320 Washington Street
           Mt. Vernon, New York                       10553
 ----------------------------------------           ----------
 (Address of Principal Executive Offices)           (Zip Code)

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

                    Yes|X|                   No|_|

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

                                 INTERIORS, INC.
                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
Item 1.  Description of Business .......................................       1
Item 2.  Description of Properties .....................................      11
Item 3.  Legal Proceedings .............................................      12
Item 4.  Submission of Matters to a Vote of Security Holders ...........      12
Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters ......................................................      13
Item 6.  Management's Discussion and Analysis or Plan of Operations ....      15
Item 7.  Financial Statements and Supplementary Data ...................      20
Item 8.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure .........................................      20
Items 9, 10, 11 & 12 ...................................................      21
Item 13.  Exhibits, Financial Statements and Reports on Form 8-K .......      23

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

      The Company, through the acquisition and consolidation of manufacturers and distributors of decorative accessories, as well as internal growth, intends to capitalize on both the fragmented nature of the manufacturing sector of this industry and changing demands of retailers and consumers. Management believes that increasing the breadth and depth of its product offerings will enhance the Company's ability to expand its wholesale operations as it develops the capability to market "whole room" packages of decorative accessories to retailers in the mass and specialty markets. In addition, management believes that the operations of acquired businesses can be consolidated into regional operating units with centralized management, eliminating operating and management redundancies, which should help Interiors, improve its cash flow and operating margins. There can be no assurance, however, that Interiors will be able to successfully integrate the operations, facilities and management of acquired businesses or realize any benefits from any such acquisitions.

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

      Expand Product Lines. Interiors continuously introduce new products to complement new trends in interior design and decorating. As the Company grows, management intends to centralize and coordinate product design throughout the Company. Management believes that the Company's acquisitions and integration activities will also enhance the Company's ability to design and manufacture new products which are coordinated with products from the Company's other product lines. Interiors also intends to pursue licensing arrangements by seeking and forming strategic alliances with designer labels (i.e., product brands with national or international recognition) which are expected to either (i) grant the Company the right to develop, market and sell certain of the Company's products under the designer label's brand name or (ii) grant a designer label the right to market and sell certain of the Company's products under the designer label's brand name. Although the Company does not currently have any licensing arrangements with designer labels, such licensing arrangements would be expected to bolster the Company's product development efforts.

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

Acquisition History

      Set forth below is a list of the Company's acquisitions within the past three fiscal years along with the date of acquisition, trade or brand names and product categories related to each acquired company, and the approximate amount of aggregate annual sales for the businesses acquired in the full year prior to acquisition:

                                                                                                                Approximate
Date                   Company             Trade or Brand Names              Product Categories                Annual Sales
----                   -------             --------------------              ------------------                ------------
March 1998             Vanguard            Serengeti International;          Framed mirrors, paintings and     $13.4 million
                                           Vanguard Studios; Lee Reynolds    prints; lighting products;
                                                                             sculptures and tabletop
                                                                             accessories


March 1998             Artmaster           Renaissance; Artmaster Studios    Framed mirrors, paintings and      $6.8 million
                                                                             prints; lighting products

July 1998              Windsor             Windsor; Dolbi Cashier            Framed paintings and prints;      $12.7 million
                                                                             framed mirrors

August 1998            Troy                Troy-Lite                         Lighting products                 $12.5 million

February 1999          Model Home          Model Home Interiors              Design and, merchandising         $12.3 million

February 1999          Stylecraft          Stylecraft Lamps                  Lighting products                 $25.4 million

March 1999             CSL(1)              Creative Systems Lighting, Ortek  Lighting products                 $12.3 million

March 1999             Petals              Petals                            Silk floral and tree              $42.0 million
                                                                             arrangements

----------

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

Intellectual Property Rights

      Many of the Company's products and their designs, as well as the design of many of the tools, dies and molds used in manufacturing certain of the Company's products, are proprietary to Interiors. In addition, the Company has sought to establish certain proprietary rights with respect to the marks under which its products and product categories are marketed. Consequently, the business of the Company is dependent, to a certain extent, on the Company's ability to establish and protect its intellectual property rights with respect to its products, designs, trademarks and trade names under which it does business.

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

Directors and Executive Officers

      The following table sets forth the directors and executive officers of the Company and their respective ages and positions:

          Name           Age     Position(s) Held with the Company
--------------------    ----    ------------------------------------------------
Max Munn                 55      President, Chief Executive Officer, Chairman of the Board, and Director

Richard P. Belenski      44      Executive Vice President of Finance and Administration, and Chief Financial Officer

Dennis D'Amore           50      Executive Vice President and President of Decorative Accessory Group

Todd R. Langner          44      Executive Vice President of Sales and Marketing

James P. McCorry         54      President of Habitat Solutions, Inc. (a subsidiary of the Company)



David A. Schwartz        32      General Counsel, Executive Vice President and Secretary

Roger Lourie             54      Director

Richard Josephberg       52      Director

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

Fiscal Year Ending June 30, 1999       High                  Low
                                       ----                  ---
         First Quarter.................$2.19                $ .94
         Second Quarter................$1.94                $ .69
         Third Quarter ................$4.50                $1.38
         Fourth Quarter................$2.25                $1.06

Fiscal Year Ending June 30, 1998       High                  Low
                                       ----                  ---
         First Quarter ................$1.63                $ .75
         Second Quarter ...............$1.53                $ .97
         Third Quarter ................$2.50                $ .97
         Fourth Quarter ...............$2.03                $1.69

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

Results of Operations

Comparison of Fiscal Years Ended June 30, 1999 and 1998

      Net Sales for the fiscal year ended June 30, 1999 were $80,433,426 compared to $13,447,234 for the fiscal year June 30, 1998, an increase of $66,986,192 or approximately 498%. The increase in net sales was primarily due to the Company's acquisitions in March 1998 of Vanguard and Artmaster, which added approximately $9,498,000 in additional net sales, the acquisition in August 1998 of Windsor, which added approximately $12,533,000 in additional net sales, the acquisition in August 1998 of Troy, which added approximately $12,073,000 in additional net sales, the acquisition in February 1999 of MHI, which added approximately $5,368,000 in additional net sales, the acquisition in February 1999 of Stylecraft, which added approximately $13,946,000 in additional net sales, the acquisition in March 1999 of Petals, which added approximately $11,371,000 in additional net sales and the acquisition of an interest in March 1999 in CSL which added approximately $3,113,000 in additional net sales.

      Cost of goods sold for the twelve months ended June 30, 1999 increased to $50,449,519 from $8,268,922 for the same period in 1998, an increase of $42,180,597. Cost of goods sold includes the costs directly related to the recognition of the Company's net sales. The increase in cost of goods sold was primarily due to the Company's acquisitions of Vanguard and Artmaster, which added approximately $7.0 million in additional cost, the acquisition of Windsor, which added approximately $8.7 million in additional cost, the acquisition of Troy, which added approximately $8.6 million in additional cost, the acquisition of MHI, which added approximately $2.7 million in additional cost, the acquisition of Stylecraft, which added approximately $9.2 million in additional cost, the acquisition of Petals, which added approximately $4.6 million in additional cost, and the acquisition of an interest in CSL, which added $1.9 million in additional cost.

      As a percentage of net sales, cost of goods sold for the fiscal year ended June 30, 1999 increased to 62.7% from 61.4% for the same period of the prior year. The concomitant decrease in profit margin resulted primarily from the acquisition of additional businesses with alternative margin structures.

      Selling, general and administrative expenses increased to $28,964,186 for the fiscal year ended June 30, 1999 compared to $3,982,779 for the fiscal year 1998, an increase of $24,981,407. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales. The increase in general and administrative expenses was primarily due to the Company's acquisitions of Vanguard and Artmaster, which added approximately $4.1 million in additional expenses, the acquisition of Windsor, which added approximately $2.7 million in additional expenses, the acquisition of Troy, which added approximately $3.4 million in additional expenses, the acquisition of MHI, which added approximately $2.3 million in additional expenses, the acquisition of Stylecraft, which added approximately $2.0 million in additional expenses, the acquisition of Petals, which added approximately $5.2 million in additional expenses, and the acquisition of an interest in CSL, which added $1.2 million in additional expenses.

      As a percentage of net sales, selling, general and administrative expenses for the twelve-month period ended June 30, 1999 increased to 36.0% from 29.6% for the same period of the prior year. This increase primarily resulted from acquisitions of new businesses with alternative cost structures.

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

      The Company reflected income tax expense of $200,000 for fiscal 1999 and a tax benefit of $108,000 for the year ended June 30, 1998. The benefit recorded is net of the various state income tax requirements and is primarily as a result of net operating losses accumulated since the Company's inception and available to offset future taxable income. The decrease in the benefit rate primarily results from an increase in the Company's state income tax rate for the year ended June 30, 1999 as compared to June 30, 1998.

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

      Net cash used by operating activities during fiscal year 1999 was
$1,932,035

      Net cash used in investing activities during fiscal year 1999 was $29,258,607, primarily due to the acquisitions of Windsor, Troy, MHI, Stylecraft and Petals.

      Net cash provided by financing activities during fiscal year 1999 was $32,499,659, primarily due to proceeds raised from the issuance of debt and the exercise of the WB Warrants and WC Warrants.

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

      As of June 30, 1999, the Company had accrued but unpaid dividends of $133,256 on its Series A Preferred Shares.

      During fiscal year 1999, the Company conducted an active acquisition program using both cash, stock and debt as consideration in its transactions. In order to accomplish additional acquisitions, the Company anticipates that it will be required to pay additional cash, issue additional securities and/or incur additional debt.

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

Sales Variations

      The Company's net sales are not generally subject to seasonal fluctuations experienced by certain retailers, however, the Company does experience some minor variations in the level of sales during the year. The first quarter of the Company's fiscal year (July through September) is generally the Company's slowest sales period due to the fact that the summer is typically when retailers are in their slowest purchasing period. During this time, certain of the Company's warehouses and factories close for three to five days to take annual physical inventories and to consolidate vacation periods for certain of the Company's employees.

Year 2000 Compliance

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies may need to be upgraded to comply with Year 2000 requirements. The Company has begun a full evaluation of its Year 2000 compliance needs with respect to its computer system and has authorized funding of approximately $100,000 and contracted with a Year 2000 consulting service to meet those needs. The Company is currently in the process of restructuring its computer systems in order to prevent disruptions in operations involving the transition of dates from 1999 to 2000 and expects to be fully Year 2000 compliant by such time. If due to an unforeseen circumstance, the Company cannot achieve complete Year 2000 compliance by the year 2000, the Company is prepared to institute temporary computer modifications which will allow it to transition from the year 1999 to the year 2000 with only minor disruptions. These disruptions are not anticipated to have any material effect on Interiors' operations. Under a worst case scenario, however, system failure or miscalculation could result in an inability to process transactions, send invoices, accept customer orders, provide customers with products and services, or engage in similar normal business activity. The Company has not completed its assessment of potential Year 2000 related problems among third parties upon which it relies, including its suppliers and customers. Substantial business interruptions at key suppliers or major customers could have a material adverse effect on the Company

      As Year 2000 preparations continue, the Company may discover additional Year 2000 problems, may not be able to develop, implement or test redemption or contingency plans, or may find that the costs of these activities exceed current expectations and become material. The foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

Forward - Looking Statements

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

                                        INTERIORS, INC.


                                        By: /s/ MAX MUNN
                                            ------------------------------------
                                            Name: Max Munn
                                            Title: President, Chairman and
                                                   Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                    Title                              Date
---------                    -----                              ----


/s/ MAX MUNN                 President, Chairman, Chief         November 3, 1999
-------------------------    Executive Officer, and Director
Max Munn


/s/ RICHARD P. BELENSKI      Executive Vice President Finance   November 3, 1999
Richard P. Belenski          and Administration, and Chief
                             Financial Officer


/s/ ROGER LOURIE             Director                           November 3, 1999
-------------------------
Roger Lourie


/s/ RICHARD JOSEPHBERG       Director                           November 3, 1999
-------------------------
Richard Josephberg

                                  EXHIBIT INDEX

Exhibit
  No.                          Description of Exhibit
-------                        ----------------------

2.1 Stock Purchase Agreement, dated as of March 1, 1999, by and between Interiors, Inc. ("Interiors") and CSL Lighting Manufacturing, Inc. ("CSL"). (1)

2.2 Agreement and Plan of Merger dated December 31, 1998 by and between MHI Acquisition Corp., Interiors and Model Home Interiors, Inc. (2)

2.3 Stock Purchase Agreement dated August 27, 1998 by and among Interiors, Jimmy D. Webster, Jr., Bettye Jo Webster and Henry L. Gray. (3)

2.4 Agreement and Plan of Merger, dated July 2, 1998, by and among Troy Acquisition Corp., Interiors, Troy, Barry R. Jackson, and Todd R. Langner ("Langner"). (4)

2.5 Stock Purchase Agreement dated July 7, 1998, by and between Interiors and Bentley. (5)

2.6 Purchase Agreement dated December 11, 1999 by and among Interiors, and Mark N. Sklar, Drew M. Brown, the Bennett Dorrance Trust, the Bennett Dorrance, Jr. Trust, the Ashley Dorrance Trust, the Dorrance 1995 Issue Trust and DMB Property Ventures Limited Partnership. (6)

3.1         Certificate of Incorporation of Interiors. (7)

3.2 Certificate of Ownership and Merger between Interiors, Inc. and A.P.F. Holdings, Inc. (7)

3.3         Certificate of Amendment of Certificate of Incorporation of
            Interiors. (8)

3.4 Certificate of Designations, Rights and Preferences of Series A Preferred Stock. (8)

3.5 Certificate for Restoration, Renewal and Revival of the Certificate of Incorporation. (9)

3.6         Certificate of Merger of Interiors, Inc. into Interiors Holdings,
            Inc. (9)

3.7         By-Laws of Interiors. (7)

3.8 Certificate of Designations, Rights and Preferences of Series B Preferred Stock. (10)

3.9 Certificate of Designations, Rights and Preferences of Series C Preferred Stock. (10)

4.1         Specimen Class A Preferred Stock Certificate. (8)

4.2         Specimen Class A Common Stock Certificate. (8)

4.3         Specimen Class B Common Stock Certificate. (8)

4.4 7% Convertible Debenture due July 26, 2001, dated July 27, 1998, in the amount of $500,000, issued by Interiors to Dominion Capital Fund, Ltd. ("Dominion"). (9)

4.5 7% Convertible Debenture due July 26, 2001, dated July 27, 1998, in the amount of $500,000, issued by Interiors to Sovereign Partners, L.P. ("Sovereign"). (9)

4.6 7% Convertible Debenture due July 29, 2001, dated July 30, 1998, in the amount of $1,250,000, issued by Interiors to RBB Bank AG ("RBB"). (9)

4.7 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Dominion. (9)

4.8 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Sovereign. (9)

4.9 Common Stock Purchase Warrant A to Purchase 535,714 Shares of Common Stock of Interiors, dated July 30, 1998, issued by Interiors to RBB.
            (9)

4.10 Common Stock Purchase Warrant B to Purchase 50,000 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Cardinal Capital Management Inc. ("Cardinal"). (9)

4.11 Common Stock Purchase Warrant B to Purchase 62,500 Shares of Common Stock of Interiors, dated July 30, 1998, issued by Interiors to Cardinal. (9)

4.12 Registration Rights Agreement, dated July 27, 1998, by the Holders listed therein and Interiors. (9)

4.13 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, issued by Interiors to Sovereign. (9)

4.14 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, issued by Interiors to Dominion. (9)

4.15 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Sovereign. (9)

4.16 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Dominion. (9)

4.17 Registration Rights Agreement, dated August 25, 1998, by the Holders listed therein and Interiors. (9)

4.18 Escrow Agreement dated July 2, 1998 by and among Buyer, U.S. First Trust, a national association, and Barry R. Jackson. (10)

4.19 The Windsor Art, Inc. Voting Trust Agreement No. 1 dated July 30, 1998 by and among Lloyd R. Abrams and Max Munn, Buyer and Bentley.
            (10)

4.20 Series B Warrant to purchase up to 2,000,000 Class A Shares issued to Seaside Partners, L.P. (10)

4.21        Form of 12% Convertible Promissory Notes. (10)

4.22 Form of Registration Rights Agreement by and among Interiors and minority shareholders of Petals. (10)

4.23 Form of Warrant to Purchase Class A Shares issued to minority shareholders of Petals. (10)

4.24 10% Convertible Promissory Note dated March 23, 1999 in the amount of $2,000,000 issued to majority shareholder of Petals. (10)

10.1 Security Agreement, dated November 13, 1990, between Interiors and United Credit Corporation and amendments thereto dated November 13, 1990, January 7, 1992, October 11, 1991, December 15, 1992 and June 23, 1993. (7)

10.2 Standstill Agreement, dated as of March 1, 1999, by and between Interiors, Inc. ("Interiors") and CSL Lighting Manufacturing, Inc. ("CSL"). (1)

10.3        1994 Stock Option and Appreciation Rights Plan. (11)

10.4        1994 Director Stock Option and Appreciation Rights Plan. (12)

10.5        Revised form of Warrant Exercise Fee Agreement. (11)

10.6 Consulting Agreement, dated October 1, 1993, between Morris Munn and Interiors. (11)

10.7 Employment Agreement, dated November 1, 1998, between Interiors and Max Munn. *

10.8 Promissory Note, dated March 10, 1998, made by Interiors in favor of Michael H. Greeley ("Greeley"), in the principal sum of $794,379.(9)

10.9 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $3,300,300.
            (5)

10.10 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $2,000,000.
            (5)

10.18 Consulting Agreement, dated July 30, 1998, by and among Windsor, Lloyd R. Abrams, and Interiors. (5)

10.19 Securities Purchase and Registration Rights Agreement, dated July 30, 1998, by and among Max Munn, Bentley, and Interiors. (5)

10.20 Employment Agreement, dated March 10, 1998, by and between Greeley and Henlor. (13)

10.21 Employment Agreement, dated August 14, 1998, by and between Interiors and Langner. (4)

10.22 Stock Purchase Agreement dated as of July 30, 1999 by and among Interiors, Barry R. Jackson, U.S. Bank Trust and the entities listed on Schedule A annexed thereto.*

10.23 Letter Agreement dated August 2, 1999 by and among Interiors, Sovereign, Dominion and Dominion Investment Fund, LLC.*

11.1        Statement re: computation of per share earnings.

21.1        Subsidiaries of the Registrant.*

27          Financial Data Schedule

99.1        U.S. Patent and Trademark Office Trademark Reg. No. 1,736,623. (7)

99.2        U.S. Patent and Trademark Office Service Mark Reg. No. 1,783,694.(7)
            * Previously filed.

(1) Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed March 4, 1999 (File No. 00-24352), as amended, which exhibit is incorporated herein by reference.

(2) Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed March 9, 1999 (File No. 00-24352) which exhibit is incorporated herein by reference.

(3) Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed March 9, 1999 (File No. 00-24352), as amended, which exhibit is incorporated herein by reference.

(4) Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed August 14, 1998 (File No. 00-24352), as amended, which exhibit is incorporated herein by this reference.

(5) Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed August 10, 1998 (File No. 00-24352), as amended, which exhibit is incorporated herein by this reference.

(6) Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed April 9, 1999 (File No. 00-24352), as amended, which exhibit is incorporated herein by reference.

(7) Previously filed as an exhibit to the Registration Statement on Form SB-2 (the "Registration Statement") (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

(8) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

(9) Previously filed as an exhibit to Annual Report on Form 10-KSB for fiscal year ended June 30, 1998 (File No. 0-24352), which exhibit is incorporated herein by this reference.

(10) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-63207), which exhibit is incorporated herein by reference.

(11) Previously filed as an exhibit to Annual Report on Form 10-KSB for fiscal year ended June 30, 1994 (File No. 0-24352), which exhibit is incorporated herein by this reference.

(12) Previously filed as an exhibit to Amendment No. 3 to the Registration Statement (Registration No. 33-7728-NY), which exhibit is incorporated by reference.

(13) Previously filed as an exhibit to Current Report on Form 8-K filed March 10, 1998 (File No. 00-24352), which exhibit is incorporated herein by reference.

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

                                                                            Page
                                                                            ----

Report of Independent Public Accountants.....................................F-2

Consolidated Financial Statements:

Consolidated Balance Sheet as of June 30, 1999...............................F-3

Consolidated Statements of Operations for the
years ended June 30, 1999 and 1998.....................................F-4 - F-5

Consolidated Statements of Changes in Stockholders'
Equity for the years ended June 30, 1999 and 1998......................F-6 - F-7

Consolidated Statements of Cash Flows for
the years ended June 30, 1999 and 1998.................................F-8 - F-9

Notes to Consolidated Financial Statements...........................F-10 - F-30

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

New York, New York
October 13, 1999

                        INTERIORS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 1999
Assets

Current Assets:
      Cash and cash equivalents ...............................   $  6,910,013
      Accounts receivable, net of allowance for doubtful
            accounts of $792,985 ..............................     14,464,499
      Inventories .............................................     22,971,573
      Other current assets ....................................      3,474,473
                                                                  ------------
            Total current assets ..............................     47,820,558
                                                                  ------------

Investment in Affiliates ......................................             --

Property and Equipment, net ...................................     11,902,445

Goodwill, Net .................................................     32,261,841

Other Assets ..................................................      1,781,029
                                                                  ------------
            Total assets ......................................     93,765,873
                                                                  ============

Liabilities and Stockholders' Equity

Current Liabilities:
      Notes payable and current maturities of long-term debt ..      7,653,960
      Accounts payable and accrued liabilities ................     23,027,682
                                                                  ------------
            Total current liabilities .........................     30,681,642
                                                                  ------------

Long Term Debt ................................................     17,092,869
Other Long Term Liabilities ...................................        938,880

Minority Interest in Subsidiary ...............................         54,713

Commitments and Contingencies  (See Note 11)

Mandatory Redeemable Series B Preferred Stock .................      1,000,000

Stockholders' Equity:
      Preferred stock, $.01 par value, 5,300,000 shares
      authorized, 1,272,577 shares issued and outstanding
            Series A Convertible
                  Redeemable Preferred Stock, $.01
                  par value, 2,870,000 shares
                  authorized, 1,066,050 shares
                  issued and outstanding ......................         10,660

            Series B Convertible Redeemable
                  Preferred Stock, $.01 par value,
                  200,000 shares authorized, 200,000
                  shares issued and outstanding ...............          1,000

            Series C Convertible Redeemable
                  Preferred Stock, $.01 par value
                  6,527 shares authorized, 6,527
                  shares issued and outstanding ...............             65

            Class A common stock, $.001 par value,
                  60,000,000 shares Authorized,
                  30,173,459 shares issued and
                  outstanding .................................         30,173

            Class B common stock, $.001 par value,
                  2,500,000 shares Authorized,
                  2,455,000 shares issued and
                  outstanding .................................          2,455

      Treasury stock ..........................................     (1,317,023)
      Additional paid-in-capital ..............................     65,531,022
      Accumulated deficit .....................................    (17,048,703)
      Notes receivable ........................................     (3,211,880)
                                                                  ------------
            Total stockholders' equity ........................     43,997,769
                                                                  ------------
Total liabilities and stockholders' equity ....................   $ 93,765,873
                                                                  ============

        The accompanying notes are an integral part of this consolidated financial statement.

                        INTERIORS, INC. AND SUBSIDIARIES
                      Consolidated Statements Of Operations
                   For the Years Ended June 30, 1999 and 1998

                                                                                     1999               1998
                                                                                --------------       -----------

Net Sales.......................................................................   $80,433,426       $13,447,234

Cost of Goods Sold..............................................................    50,449,519         8,268,922
                                                                                --------------      ------------

       Gross profit.............................................................    29,983,907         5,178,312
                                                                                --------------      ------------

Selling, General, and Administrative Expenses...................................    28,964,186         4,024,821

       Income (loss) from operations............................................     1,019,721         1,153,491
                                                                                --------------      ------------

Other Expenses (Income)
       Interest expense.........................................................     2,992,861           557,341
       Financing charges - non-cash.............................................     1,192,359           405,716
       Impairment loss on investments and non-operating receivables.............     6,088,372                --
       Consulting and management fees...........................................     (442,100)          (335,000)
       Minority interest........................................................     (117,499)
                                                                                --------------      ------------
             Total other expense (income).......................................     9,713,993           628,057
                                                                                --------------      ------------

       Income (loss) before provision (benefit) for income taxes
       and extraordinary item.....................                                  (8,694,272)          525,434

Provision (Benefit) for Income Taxes............................................       200,000          (108,240)
                                                                                --------------      ------------

       Income (loss) before extraordinary item..................................    (8,894,272)          633,674

Extraordinary Gain from Early Extinguishment of Debt............................       870,264                --
                                                                                --------------      ------------
Net (Loss) Income............................................................... $  (8,024,008)        $ 633,674
                                                                                ==============      ============

Earnings Per Common Share:
       Basic
       Income (loss) before extraordinary item..................................    (8,894,272)          633,674
       Preferred dividends......................................................      (518,265)         (339,719)
       Accreted preferred dividends.............................................      (832,000)               --
                                                                                --------------      ------------
       Net income (loss) attributable to common shares before
       extraordinary item............................                              (10,244,537)          293,955
       Extraordinary gain from early extinguishment of debt, net................       870,264                --
                                                                                --------------      ------------
       Net income (loss)........................................................    (9,374,273)          293,955
                                                                                ==============      ============
       Net earnings per common share - basic:...................................
       Earnings from continuing operations......................................         (0.46)             0.04
       Extraordinary gain from early extinguishment of debt.....................          0.04                --
                                                                                --------------      ------------
       Net earnings per common share - basic....................................         (0.42)             0.04
                                                                                ==============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES
                Consolidated Statements Of Operations (continued)
                   For the Years Ended June 30, 1999 and 1998

       Diluted
       Income (loss) before extraordinary item ............................    (8,894,272)      633,674
       Preferred dividends ................................................      (518,265)     (339,719)
       Accreted preferred dividends .......................................      (832,000)           --
                                                                              -----------    ----------
       Net income attributable to common shares before extraordinary item .   (10,244,537)      293,955
       Extraordinary gain from early extinguishment of debt, net ..........       870,264            --
                                                                              -----------    ----------
       Net income (loss) ..................................................    (9,374,273)      293,955
                                                                              ===========    ==========
       Net earnings per common share - diluted:
       Earnings from continuing operations ................................         (0.46)         0.04
       Extraordinary gain from early extinguishment of debt ...............          0.04            --
                                                                              -----------    ----------
       Net earnings per common share - diluted: ...........................         (0.42)         0.04
                                                                              ===========    ==========

Weighted average number of shares used in computation of earnings per share
       Basic ..............................................................    22,035,755     7,251,193
       Diluted ............................................................    22,035,755     8,154,083

Weighted average number of shares used in computation of earnings per share from extraordinary gain
       Basic ..............................................................    22,035,755     7,251,193
       Diluted ............................................................    23,480,512     8,154,083
                                                                              ===========    ==========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                   For the Years Ended June 30, 1999 and 1998

                                                         Series A                  Series B                   Series C
                                                     Preferred Stock           Preferred Stock            Preferred Stock
                                                     ---------------           ---------------            ---------------
                                                    Shares      Amount       Shares        Amount       Shares        Amount
                                                    ------      ------       ------        ------       ------        ------
Balance, June 30, 1997                              1,147,060      11,471
   Sale of Treasury Stock
   Conversion of preferred stock to common stock     (517,622)     (5,177)
   Class B Common Shares issued
   Escrow shares
   Class A Common Shares issued for services
   rendered
   Common stock issued in connection with
   acquisitions
   Exercise of Class WA Warrants, net of
   expenses
   Warrants issued in connection with
   convertible debt
   Stock dividends declared December, 1997
   Conversion of Class B Common shares into
   Class A Common shares
   Issuance of Preferred Stock                         50,000         500
   Conversion of promissory notes to Class A
   common
   Beneficial Conversion Adjustment
   Net income through June 30, 1998
Balance, June 30, 1998                                679,438       6,794
   Class B Common Shares issued
   Series B Preferred Shares issued, net of
   expenses                                                                     100,000        1,000
   Series C Preferred Shares issued, net of
   expenses                                                                                                  4,500           45
   Conversion of Class B to Class A Common
   Conversion of Preferred to Class A Common       (1,945,743)    (19,457)
   Escrow shares
   CSL acquisition                                                                                           2,027           20
   Troy Lighting acquisition
   Windsor Art acquisition
   MHI acquisition

                                                       Class A                   Class B            Additional Paid
                                                     Common Stock              Common Stock           in Capital
                                                     ------------              ------------           ----------
                                                  Shares       Amount       Shares       Amount
                                                  ------       ------       ------       ------
Balance, June 30, 1997                             5,261,241       5,261    1,769,750       1,770        13,216,636
   Sale of Treasury Stock                                                                                   479,400
   Conversion of preferred stock to common stock   1,552,866       1,553                                      3,624
   Class B Common Shares issued                                               730,000         730           510,270
   Escrow shares                                   7,500,000       7,500                                     (7,500)
   Class A Common Shares issued for services
   rendered                                          226,670         227                                    350,993
   Common stock issued in connection with
   acquisitions                                    1,078,883       1,079                                  1,748,921
   Exercise of Class WA Warrants, net of
   expenses                                        2,607,116       2,607                                  3,775,567
   Warrants issued in connection with
   convertible debt                                                                                         200,000
   Stock dividends declared December, 1997           530,331         530                                    529,801
   Conversion of Class B Common shares into
   Class A Common shares                             394,750         395     (394,750)       (395)
   Issuance of Preferred Stock                                                                              249,500
   Conversion of promissory notes to Class A
   common                                            463,000         463                                    694,537
   Beneficial Conversion Adjustment
   Net income through June 30, 1998
Balance, June 30, 1998                            19,614,857      19,615    2,105,000       2,105        21,751,749
   Class B Common Shares issued                                             1,725,000       1,725         2,004,225
   Series B Preferred Shares issued, net of
   expenses                                                                                               1,004,000
   Series C Preferred Shares issued, net of
   expenses                                                                                               4,479,955
   Conversion of Class B to Class A Common           125,000         125    ( 125,000)       (125)
   Conversion of Preferred to Class A Common       5,837,229       5,837                                     13,620
   Escrow shares                                   5,000,000       5,000                                     (5,000)
   CSL acquisition                                                                                        1,926,980
   Troy Lighting acquisition                         650,000         650                                    974,350
   Windsor Art acquisition                         1,500,000       1,500                                  2,529,750
   MHI acquisition                                 1,056,342       1,056                                  2,298,944

                                                     Accumulated      Treasury        Note
                                                      (Deficit)         Stock      Receivable      Total
                                                      --------          -----      ----------      -----


Balance, June 30, 1997                                (8,679,208)        (600)     (437,500)     4,117,830
   Sale of Treasury Stock                                                 600                      480,000
   Conversion of preferred stock to common stock
   Class B Common Shares issued                                                    (510,500)           500
   Escrow shares
   Class A Common Shares issued for services
   rendered                                                                                        351,220
   Common stock issued in connection with
   acquisitions                                                                                  1,750,000
   Exercise of Class WA Warrants, net of
   expenses                                                                                      3,778,174
   Warrants issued in connection with
   convertible debt                                                                                200,000
   Stock dividends declared December, 1997              (530,331)
   Conversion of Class B Common shares into
   Class A Common shares
   Issuance of Preferred Stock                                                                     250,000
   Conversion of promissory notes to Class A
   common                                                                                          695,000
   Beneficial Conversion Adjustment
   Net income through June 30, 1998                      633,674                                   633,674
Balance, June 30, 1998                                (8,575,865)                  (948,000)    12,256,398
   Class B Common Shares issued                                                  (1,607,100)       398,850
   Series B Preferred Shares issued, net of
   expenses                                                                                      1,005,000
   Series C Preferred Shares issued, net of
   expenses                                                                                      4,480,000
   Conversion of Class B to Class A Common
   Conversion of Preferred to Class A Common
   Escrow shares
   CSL acquisition                                                                               1,927,000
   Troy Lighting acquisition                                                                       975,000
   Windsor Art acquisition                                                                       2,531,250
   MHI acquisition                                                                               2,300,000


        The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (continued)
                   For the Years Ended June 30, 1999 and 1998

                                                         Series A                  Series B                  Series C
                                                      Preferred Stock           Preferred Stock          Preferred Stock
                                                      ---------------           ---------------          ---------------
                                                    Shares       Amount       Shares       Amount      Shares       Amount
                                                    ------       ------       ------       ------      ------       ------
   Exercise of Class WA Warrants
   Exercise of Class WB Warrants
   Exercise of Class WC Warrants                  2,322,355      23,223
   Exercise of other warrants
   Warrants issued with convertible debentures
   Warrants issued in Petals acquisition
   Shares issued for services rendered
   Shares issued in connection with settlement       10,000         100
   Escrow shares transferred to outside investor
   Shares issued in connection with employment
   agreement
   Discount incurred with convertible notes
   Class A shares issued, convertible notes
   Stock Dividend
   Windsor Art extinguishment of debt
   Escrow shares transferred to outside investor
   Shares issued for Stylecraft finance charges
   Retirement of escrow and Windsor shares
   Finance charges connected with 12%
   promissory notes
   Stock options issued to officer
   Deferred financing expense

   Net income (loss) through June 30, 1999

Balance June 30, 1999                              1,066,050      10,660      100,000        1,000       6,527           65

                                                            Class A                    Class B            Additional Paid
                                                         Common Stock                Common Stock           in Capital
                                                         ------------                ------------           ----------
                                                      Shares        Amount       Shares        Amount
                                                      ------        ------       ------        ------
   Exercise of Class WA Warrants                       240,517         240                                      360,536
   Exercise of Class WB Warrants                     2,796,032       2,796                                    5,589,268
   Exercise of Class WC Warrants                                                                             12,573,380
   Exercise of other warrants                          826,905         827                                    1,150,482
   Warrants issued with convertible debentures                                                                1,000,000
   Warrants issued in Petals acquisition                                                                         50,000
   Shares issued for services rendered                 181,167         181                                      342,729
   Shares issued in connection with settlement          10,000          10                                       42,300
   Escrow shares transferred to outside investor     1,250,000       1,250    (1,250,000)      (1,250)        1,200,020
   Shares issued in connection with employment
   agreement                                           100,000         100                                      124,900
   Discount incurred with convertible notes                                                                     728,439
   Class A shares issued, convertible notes          2,130,900       2,131                                    1,932,869
   Stock Dividend                                      344,510         345                                      448,485
   Windsor Art extinguishment of debt
   Escrow shares transferred to outside investor                                                              2,774,980
   Shares issued for Stylecraft finance charges         10,000          10                                       16,240
   Retirement of escrow and Windsor shares         (11,500,000)    (11,500)                                      11,500
   Finance charges connected with 12%
   promissory notes                                                                                              48,833
   Stock options issued to officer                                                                               75,000
   Deferred financing expense                                                                                    82,488

   Net income (loss) through June 30, 1999

Balance June 30, 1999                               30,173,459      30,173     2,455,000        2,455        65,531,022

                                                      Accumulated      Treasury        Note
                                                       (Deficit)         Stock      Receivable      Total
                                                       --------          -----      ----------      -----


   Exercise of Class WA Warrants                                                                    360,776
   Exercise of Class WB Warrants                                                                  5,592,064
   Exercise of Class WC Warrants                                                   (381,800)     12,214,803
   Exercise of other warrants                                                                     1,151,309
   Warrants issued with convertible debentures                                                    1,000,000
   Warrants issued in Petals acquisition                                                             50,000
   Shares issued for services rendered                                                              342,910
   Shares issued in connection with settlement                                                       42,410
   Escrow shares transferred to outside investor                                                  1,200,020
   Shares issued in connection with employment
   agreement                                                                                        125,000
   Discount incurred with convertible notes                                                         728,439
   Class A shares issued, convertible notes                                                       1,935,000
   Stock Dividend                                       (448,830)                                         0
   Windsor Art extinguishment of debt                               (1,317,023)                  (1,317,023)
   Escrow shares transferred to outside investor                                   (274,980)      2,500,000
   Shares issued for Stylecraft finance charges                                                      16,250
   Retirement of escrow and Windsor shares                                                                0
   Finance charges connected with 12%
   promissory notes                                                                                  48,833
   Stock options issued to officer                                                                   75,000
   Deferred financing expense                                                                        82,488

   Net income (loss) through June 30, 1999            (8,024,008)                                (8,024,008)

Balance June 30, 1999                                (17,048,703)   (1,317,023)  (3,211,880)     43,997,769

        The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 1999 and 1998

                                                                                                       June 30,
                                                                                    -----------------------------------------------
                                                                                            1999                      1998
                                                                                    ----------------------     --------------------
Cash Flow From Operating Activities:
      Net Income (Loss)............................................................            (8,024,008)             $   633,674
Adjustments To Reconcile Net Income (Loss) To Net Cash Used In Operating Activities                                             --
      Depreciation and amortization................................................             2,223,046                  741,722
      NBV of rental property disposed..............................................               599,112                       --
      Loss on equipment disposal...................................................                (3,211)                      --
      Provision for losses on accounts receivable..................................                31,402                  228,160
      Impairment loss on investments and other non-operating receivables...........             6,088,372                       --
      Non-cash financing charge....................................................             1,192,359                  405,716
      Minority interest in subsidiary..............................................                54,694                       --
Changes In Assets and Liabilities:                                                                                              --
      Decrease (increase) in accounts receivable, trade............................              (162,583)                (416,843)
      Decrease (increase) in inventories...........................................            (1,697,095)                (138,960)
      Decrease (increase) in prepaid expenses and other current assets.............              (886,293)                (539,347)
      Decrease (increase) in other assets..........................................               834,023               (1,354,345)
      Increase (decrease) in accounts payable and accrued expenses.................            (2,181,853)                 102,456
                                                                                    ---------------------     --------------------
      Net cash used in operating activities........................................            (1,932,035)                (337,767)
                                                                                    ---------------------     --------------------
Cash Flow From Investing Activities:
      Capital expenditures.........................................................            (4,226,220)                (237,255)
      Acquisition of Bentley International.........................................            (2,277,056)                      --
      Acquisition of Troy Lighting.................................................            (2,343,837)                      --
      Acquisition of MHI...........................................................            (2,188,028)                      --
      Acquisition of CSL...........................................................              (678,323)                      --
      Acquisition of Stylecraft Lamps..............................................           (10,623,838)                      --
      Acquisition of Petals........................................................            (6,921,305)                      --
      Business acquisitions net of stock issued....................................                                     (1,828,000)
                                                                                    ---------------------     --------------------
      Net cash used in investing activities........................................           (29,258,607)              (2,065,255)
                                                                                    ---------------------     --------------------
Cash Flow From Financing Activities:
      Net proceeds from issuance of debt...........................................            19,363,230                3,142,796
      Repayments of debt and capitalized lease obligations.........................           (16,368,893)                (846,602)
      Net proceeds from exercise of common and preferred stock warrants............            19,320,302                3,873,174
      Net proceeds from sale of common and preferred stock options.................            10,185,020                       --
                                                                                    ---------------------     --------------------
      Net cash provided by financing activities....................................            32,499,659                6,169,368
                                                                                    ---------------------     --------------------
      Net increase in cash.........................................................             1,309,017                3,766,346
      Cash, beginning of year......................................................             5,600,996                  269,244
                                                                                    =====================     ====================
      Cash, end of year............................................................             6,910,013              $ 4,035,590
                                                                                    =====================     ====================
Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for -                                                                                         --
      Interest.....................................................................           $ 3,014,847              $   449,554
      Taxes........................................................................                13,396                   19,943

        The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                   For the Years Ended June 30, 1999 and 1998

                                                                                                  June 30,
                                                                                ---------------------------------------------
                                                                                       1999                     1998
                                                                                --------------------     --------------------
Non-Cash Financial Activities:
      Conversion of Series A Preferred Stock to  Class A Common Stock...........             13,620                       --
      Stock issuance for financing charges......................................             65,073                       --
      Stock issuance for  services .............................................            342,910                       --
      Stock issuance in connection with legal settlement........................             42,410
      Stock issuance per employment agreement...................................            125,000
      Debt Financing Costs......................................................                                     351,220
      Debt issued for services rendered.........................................                                      45,000
      Common Stock repurchased in conjunction with early extinguishment of debt.         (1,317,023)
      Debt and Guarantee Reduction Through Treasury Stock Issuance..............                                     480,000
      Stock Issuance Financed by note or Short-Term Receivable..................                                     760,500
      Debt Discount-Warrants Issued.............................................                                     200,000
      Promissory Note Conversion................................................          1,935,000                  695,000
      Common Stock issued for preferred dividends...............................            448,830                  530,531
Supplemental disclosure of cash flows related to acquisitions:
      Fair value of assets acquired, excluding cash.............................         41,263,434                4,670,570
      Issuance of common stock..................................................         (5,806,250)              (1,750,000)
      Issuance of preferred stock...............................................         (2,027,000)
      Issuance of notes payable.................................................         (2,230,766)              (1,604,379)
      Issuance of warrants......................................................             50,000
      Payments in connection with acquisitions, net of cash acquired
            net of cash required................................................        (23,466,981)              (1,709,818)
      Liabilities assumed.......................................................         27,442,410                6,051,947
Supplemental disclosure of non-cash items from investing activities:
      Issuance of common stock in connection with acquisitions..................          5,806,250                1,750,000
      Issuance of preferred stock in connection with acquisitions...............          2,027,000
      Issuance of debt in connection with acquisitions..........................          2,230,766                1,604,379
Issuance of warrants in connection with convertible debentures..................          1,000,000
Issuance of Class B Common Shares in connection with Laurie Munn debt guarantees          2,455,000

        The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Organization

Organization

      Interiors, Inc., a Delaware corporation ("Interiors" or the "Company") , is a designer, manufacturer and marketer of a broad range of decorative accessories for the residential, commercial, institutional and contract markets, including museum-quality traditional and contemporary picture frames, framed wall mirrors, oil paintings and prints under glass, portable and installed lighting and lighting fixtures, sculptures and decorative tabletop accessories and silk floral and tree arrangements. Interiors primarily markets its products to retailers in the home furnishings industry, including furniture stores, home furnishings centers, catalog retailers, home improvement centers, department stores and lighting retailers. The Company's silk flower and tree arrangements, as well as other accessories, are also sold directly to consumers through a direct mail catalogue, and the Company has recently begun marketing several products through the internet. The Company also provides design, merchandising and leasing services to the homebuilding industry. The Company believes that it has a unique competitive advantage in serving a broad range of customers because of the breadth and depth of its product lines as well as its ability to coordinate design among several product lines. The Company has consummated several acquisitions during fiscal years 1999 and 1998. While management believes that it operates in one overall business segment, as our businesses are integrated and we acquire new businesses, we will be better able to assess our segment reporting requirements. During the period of integration and growth, including the installation of an enterprise wide software system, we are managing the business on a geographic basis. Following is certain financial information available on a geographic basis for our decorative home furnishings businesses:

      Net Sales:                       1999                1998
                                       ----                ----
      West Coast Operations       $  43,347,074        $  6,129,820
      Stylecraft                     13,945,725                  --
      Petals                         11,370,712                  --
      APF                             6,401,438           7,317,414
      Other                           5,368,477                  --
                                  -------------        ------------

      Total                       $  80,433,426        $ 13,447,234
                                  =============        ============

      Gross Margin:                   1999                 1998
                                      ----                 ----
      West Coast Operations       $  13,209,937        $  2,203,826
      Stylecraft                      4,708,948                  --
      Petals                          6,734,122                  --
      APF                             2,684,527           2,974,486
      Other                           2,646,373                  --
                                 --------------        ------------

      Total                       $  29,983,907         $ 5,178,312
                                 ==============        ============

      Revenues are from external sales.

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

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                     YEARS
                                                    ------
      Machinery and equipment.............          3 - 10
      Furniture and fixtures..............          7 - 10
      Building and Improvements...........          7 - 40

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

Goodwill and Other Long-lived Assets

      In connection with acquisitions amounts were paid in excess of the fair market value of the net identifiable assets acquired. These amounts have been recorded as goodwill and are being amortized over 40 years. The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of assets by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At June 30, 1999, no such impairment of assets was indicated. Amortization of goodwill was $529,000 and $42,000 in fiscal year 1999 and 1998, respectively. Accumulated amortization was $571,000 and $42,000 at June 30, 1999 and 1998, respectively.

Deferred Financing Costs

      Debt financing costs are deferred and amortized over the term of the related debt.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                             Year Ended June 30, 1999                     Year Ended June 30, 1998
                                    --------------------------------------------  ---------------------------------------------
                                        Income        Shares          Per Share       Income          Shares         Per Share
                                     (Numerator)   (Denominator)       Amounts      (Numerator)    (Denominator)      Amounts
                                    ------------   -------------   -------------  --------------   --------------  ------------
Net Earnings                         $(8,024,088)                                   $ 633,674
Less: Dividends
On Preferred Stock..................    (518,265)                                    (339,719)
Less: Accreted Preferred Dividends..    (832,000)

Basic EPS
Net Earnings Attributable
To Common Stock ....................  (9,374,273)    22,035,755       $ (0.43)        293,955         7,251,193(1)       $0.04

Effect Of Dilutive Securities
Stock Warrants & Options............                         --(3)                                      902,890(2)

Diluted EPS
Net Earnings Attributable To Common
Stock And Assumed Warrant
Exercises .......................... $(9,374,273)    22,035,755       $ (0.43)      $ 293,955         8,154,083          $0.04
                                     ===========     ==========       =======       =========         =========          =====

Conversion of shares of Series A Preferred Shares is not assumed for computation purposes since effect would be antidilutive.

(1) 7,500,000 shares that were held in escrow and issued during the year were not included in Basic EPS computation as their ultimate status was uncertain. These shares were retired by the Company during fiscal year 1999.

(2) 7,500,000 shares that were held in escrow and issued during the year were not included in diluted EPS computation since effect would be antidilutive. These shares were retired by the Company during fiscal year 1999.

(3) Conversion of cumulative preferred stock and dilutive securities not assumed for computation purposes since effect would be antidilutive.

Reclassifications

      Certain balances in 1998 have been reclassified to conform to current year presentation.

Fourth Quarter Adjustments

      The Company recorded approximately $1,800,000 in fiscal year 1999 fourth quarter adjustments primarily related to the write-off of the Company's investment in Photo-2-Art of approximately $1,100,000 million and professional service fees of approximately $500,000.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company recorded approximately $550,000 of adjustments during the fourth quarter of fiscal year 1998. The adjustment related primarily to write-offs of certain other assets, along with related amortization expense interest expense and certain other selling general and administrative expenses.

Recent Accounting Pronouncements

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended in SFAS No. 137 which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the statement of financial position and measure those instruments at fair value. At June 30, 1999, adoption of SFAS No. 133 would not have a material effect on the Company's financial statements.

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

      The Company's holding in Decor is recorded on the Company's financial statements under the cost method of accounting. The cost method has been used by Interiors as it is subject to the Voting Agreement and it presently has no residual common equity interest and the minority interest in Decor's profits and losses is 100%. During the third quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment, approximately $3.3 million, in Decor because the Company believes that, based on Decor's current financial condition its investment has been permanently impaired. The Company has established reserves for the uncollectibility of its entire receivable, approximately $1.0 million, owed to the Company from Decor and the possibility that the Company would be required to pay up to $300,000 pursuant to its guaranty of approximately $580,000 of indebtedness of Decor owed to Austin Financial. See
Note 12 "Related Party Transactions."

      (b) The Company consummated certain transactions during the year ended June 30, 1997, with Photo-To-Art, Ltd. ("Photo-to-Art"), a company that converts photographs into paintings, whereby the Company agreed to sell certain canvas related assets as well as other goods and services to Photo-to-Art consisting of consulting services related to day-today operations and raising capital, as well as certain contractual reimbursements of administrative expenses by Photo-to-Art to the Company. Interiors also received $50,000 in cash for use of its mailing lists. The contract required that the stated aggregate cash selling price on the assets and other goods and services transferred to Photo-to-Art, $1,140,000, must be reinvested in Photo-to-Art equity. Such amounts are reflected as a cost basis investment on the Company's balance sheet. The Company owns 270,000 shares of Photo-to-Art stock and 120,000 warrants to purchase additional stock at $4.50 per share. The valuation ascribed to this transaction by the Company was comparable to the values received by unrelated investors in private placement transactions between those investors and Photo-to-Art. During the fourth quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment, approximately $1.1 million, in Photo-to-Art because the Company believes that, based on Photo-to-Art's current financial condition its investment has been permanently impaired, in addition, a 250,000 reserve has been recorded against non-operating receivables from Photo-To-Art. The Company has established reserves for the uncollectibility of $250,000 of its receivable, approximately $325,000, owed to the Company from Photo-to-Art. See Note 12 - "Related Party Transactions."

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company evaluates its cost basis investments for recoverability on a quarterly and annual basis. It is the Company's policy to review all available financial data as well as discuss each investment's operations with respective company management. Should available information at any reporting date indicate impairment in the carrying value of either of the Company's cost investments, an adjustment would be recorded.

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

      Artmaster. On March 23, 1998, the Company consummated the transactions contemplated by a merger agreement among the Company, Merchandise Sales, Inc. ("MSI"), Artmaster Studios, Inc. ("Artmaster"), and certain shareholders of MSI. Pursuant to the agreement, MSI merged with and into Artmaster, with Artmaster continuing as the surviving corporation. The merger consideration paid by the Company consisted of a 10% subordinated note of the Company in the amount of $537,248 and 779,302 Class A Shares (the "MSI Merger Shares"). In addition, the Company agreed to repay indebtedness of MSI owed to certain creditors of MSI in the aggregate amount of $1,022,752 (which payment consisted of a cash payment of $750,000 and a 10% subordinated promissory note in the amount of $272,752). The Company repaid the $272,752 and $537,248 promissory notes on July 31, 1998 and March 31, 1999, respectively. In May 1999, the former shareholders of MSI transferred the MSI Merger Shares to Aberdeen Avenue, LLC in consideration for $1,250,000, and the Company was released from all continuing obligations under the merger agreement. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $3.8 million and has been recorded as goodwill in the consolidated balance sheet, and is being amortized on a straight-line basis over forty years.

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

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  June 30,
                                           1999               1998
                                     ---------------      --------------
          Net Revenues..............   $ 141,239,000       $ 140,358,000
          Net Income (Loss).........      (8,377,000)          2,406,000
          EPS Basic.................            (.36)                .23
          EPS Diluted...............            (.36)                .21

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

      The components of inventory are as follows:

                                                 June 30, 1999
                                                 -------------
               Raw Materials.................      $  9,657,146
               Work in Process...............           738,325
               Finished Goods................        12,576,102
                                                   ------------

                     Total:..................      $ 22,971,573
                                                   ============

6.  Other Current Assets

      The components of other current assets are as follows:

                                                  June 30, 1999
                                                  -------------
               Prepaid Expenses..............      $  2,100,442
               Due From Affiliates...........            78,954(1)
               Other.........................         1,295,077(2)
                                                   ------------
                     Total:..................      $  3,474,473
                                                   ============

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

7. Property and Equipment, net

      The components of property and equipment are as follows:

                                                         June 30, 1999
                                                         -------------
               Machinery and Equipment................... $  7,384,868
               Furniture and Fixtures....................    5,894,746
               Leasehold Improvements....................    2,814,545
               Buildings and Improvements................       83,892
               Accumulated Depreciation and Amortization.$  (4,275,606)
                                                         -------------
                     Total:.............................. $ 11,902,445
                                                         =============

      Depreciation expense was $590,346 and $485,000 for the years ended June 30, 1999 and 1998, respectively.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Accounts Payable and Accrued Liabilities

                                              June 30, 1999
                                              -------------
          Accounts Payable....................$ 12,644,753
          Salaries and Employee Benefits......   1,706,877
          Rent................................      34,484
          Deferred Rent.......................     147,256
          Union Dues and Benefits.............      87,865
          Professional Fees...................     737,660
          Insurance...........................     241,204
          Interest............................     868,550
          Royalties & Commissions.............     362,167
          Income, Sales and Payroll Taxes.....   1,274,693
          Other...............................   4,895,173
                                              ============
                Total:........................$ 23,027,682
                                              ============

9. Notes Payable

                                                    June 30, 1999
                                                    -------------
          Notes Payable
          Bank lines of credit(a)...................$ 18,400,000
          15% Convertible Demand Notes (b)..........     686,000
          15% Convertible Note - Morgan Steel (c)...     250,000
          12% Convertible Demand Notes (d)..........     140,000
          12% Promissory Note - Ekistics (e)........     250,000
          10% Convertible Debenture - Petals (f)....   2,000,000
          8% Promissory Note - Vanguard (g).........     375,000
          8% Promissory Notes -MHI (h)..............     231,000
          Promissory Note - Landis (i)..............   1,000,000
          Other notes payable (j)...................   1,415,000
                                                    ------------
                      Total.........................  24,747,000
                                                    ------------
          Less current portion......................   7,654,000
                                                    ------------
          Long term portion.........................$ 17,093,000
                                                    ============

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

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Aggregate maturities of notes payable over the next five years (inclusive of aggregate amounts due under financing agreements, which are classified as current) are as follows:

          2000................$ 7,654,000
          2001................  6,811,000
          2002................ 10,154,000
          2003................     90,000
          2004................     38,000
                              -----------
               Total......... $24,747,000
                              ===========

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

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Series C Preferred Shares

      On February 18, 1999, in order to provide it with the capital resources to complete pending acquisitions, the Company completed a private placement with four accredited investors of 6,427 newly designated Series C Preferred Shares. The Series C Preferred Shares have a liquidation value of $1,000 per share. In consideration for the issuance of 4,500 Series C Preferred

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares, the Company received $4,500,000 in gross proceeds. The Company incurred expenses of $20,000 in connection with the issuance of these securities. In addition, two of the purchasers of the Series C Preferred Shares, who were also holders of $1,027,500 of 7% notes previously issued to them by CSL Lighting Manufacturing, Inc., an affiliate of the Company, canceled such notes in exchange for the issuance of 1,927 Series C Preferred Shares. The Company also issued 100 Series C Preferred Shares as a fee in connection with the acquisition of CSL. The holders of the Series C Preferred Shares were granted certain registration rights with respect to the underlying Class A Shares issuable upon conversion of the Series C Preferred Shares.

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

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On January 22, 1999, in order to provide it with additional working capital, the Company completed a private placement with one accredited investor of newly designated shares of Series B Preferred Stock, par value of $0.01 and liquidation value of $10.00 per share, and redeemable three year warrants to purchase up to 2,000,000 Class A Shares at an exercise price of $0.75 per share. The Company received $2,020,000 of gross proceeds from the sale of the Series B Preferred Shares and Series B Warrants. The Series B Preferred Shares consist of 200,000 shares, all of which are issued and outstanding.

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

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During fiscal year 1999, the Company issued an aggregate of 3,206,342 shares of its Class A Common Stock relating to its various acquisitions. In addition, the Company retired 1.5 million shares of Class A Common Stock that was being held in escrow related to the acquisition of Windsor. See Note 4 - "Acquisitions and Dispositions."

      During fiscal year 1999, 3,750,000 shares of Class A Common Stock were transferred out of escrow to an accredited investor as collateral for the $500,000 paid to Ann Stevens as part of the Company's settlement agreement with Stevens. Of these shares, 1,250,000 shares were converted from shares of Class B Common Stock previously held in escrow and 2,500,000 shares of Class A Common Stock were issued out of such escrow. Total proceeds resulting from the transfer was $3,975,000, of which $3,700,020 was paid in cash and $274,980 was paid by satisfying a promissory note. In addition, the Company retired 10,000,000 shares of Class A Common Stock previously held in such escrow.

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

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The status of the Company's stock option plans is summarized below as of June 30, 1999 and 1998, respectively:

                                                                           Years Ended June 30,
                                                  ----------------------------------------------------------------------------
                                                                1999                                      1998
                                                  -----------------------------------      -----------------------------------
                                                                   Weighted Average                           Weighted Average
                                                      Shares        Exercise Price            Shares           Exercise Price
                                                      ------        --------------            ------           --------------
Options outstanding at beginning of year .......      877,500           $1.76                 350,000                $2.25
Granted.........................................    4,320,025            1.41                 527,500                 1.44
Exercised.......................................           --                                      --                   --
Terminated......................................      890,000            1.77                      --                   --
Options outstanding at end of year..............    4,307,525            1.41                 877,500                 1.76
Exercisable at end of year......................      438,025           $1.27                 191,083                 2.03

Weighted average fair value of options granted..                         1.20                                         1.09

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

      The Company accounts for its plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost is recognized for options granted at or above fair market value on the date of grant. Compensation expense of $75,000, in connection with the issuance of incentive stock options to an officer of the Company, has been charged to income for the year-ended June 30, 1999. Had compensation expense been determined based upon fair values at the grant dates for options granted under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net losswould have been increased follows:

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Year Ended June 30,
                                                                   --------------------------------------------------------
                                                                            1999                           1998
                                                                   ------------------------      --------------------------
Net Earnings Attributable to Common Stock before Extraordinary Gain
As Reported........................................................         $ (10,244,537)                     $   293,955

Pro Forma..........................................................           (10,784,811)                        (177,505)

Basic EPS As Reported..............................................         $       (0.46)                     $       .04
Pro Forma..........................................................         $       (0.49)                     $      (.02)

Diluted EPS As Reported............................................         $       (0.46)                     $       .04
Pro Forma..........................................................         $       (0.49)                     $      (.02)

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

      The approximate future minimum lease payments per fiscal year under operating leases exclusive of sublease income are as follows:


          2000............................... $5,096,000
          2001...............................  4,622,000
          2002...............................  4,264,000
          2003...............................  3,196,000
          2004...............................  1,562,000
          Thereafter.........................  5,284,000
                                             ------------
                Total.......................:$24,024,000
                                             ============

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14. Provision For Income Taxes

      The income tax provision consists of:

                                             Years Ended June 30,
                                      ----------------------------------
                                           1999                1998
                                      ---------------     --------------
               Current Income Taxes:

               Federal................      $     --            $    --

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               State and Local........       200,000             52,543
               Deferred Income Tax....            --           (160,783)
                                          ---------           ---------
                     Total............    $  200,000          $ 108,240
                                          ==========          =========

      The benefit from the Company's net operating loss ("NOL") carry forward for Federal income tax purposes is approximately $3,600,000 (which expires through 2011). The deferred tax asset of approximately $3,839,000 is comprised primarily of net operating losses and reserves. The utilization of such NOL's maybe limited in the future due to changes in ownership.

      The majority of the Company's deferred tax assets are reserved resulting in a net deferred tax asset of approximately $200,000. There has been no change in the valuation allowance during the year ended June 30, 1999. The recorded valuation allowance was reduced by $161,000 for the year ended June 30, 1998.

      The reduction of the valuation allowance in both 1999 and 1998 was calculated at the statutory federal income tax rate. State income taxes have been recorded based upon the applicable state requirements.

15. Subsequent Events

      As of September 30, 1999, the Company entered into a transaction with the holders of its Series C Preferred Shares and other investors pursuant to which $5,027,000 principal amount, plus accrued and unpaid dividends, of the Company's outstanding Series C Preferred Shares were exchanged for Secured Convertible Notes due September 30, 2004 and bearing interest at 17% per annum (the "Secured Notes"). The Secured Notes have an aggregate principal amount of $13,540,626, are secured by the Company's ownership of common stock of Petals and convertible after September 30, 2000 into Class A Shares at the fair market value of such securities at the time of conversion. Interest on the Secured Notes is not payable until the earlier of a redemption, conversion or default of such securities, however, the Company is required to pay a administrative fee in connection with the Secured Notes equal to 1% of the outstanding principal amount of the securities per month until the earlier of a redemption, conversion or default of such securities. In connection therewith, the Company issued 1,000,000 warrants to purchase Class A Shares at an exercise price of $2.00 per share (the "Secured Note Warrants"). At any time, the Company may redeem the Secured Notes at their face value plus all accrued and unpaid interest, and the Secured Note Warrants at $0.25 per warrant. The Company received aggregate proceeds of $7.5 million, and after paying an investment banking fee equal to 3% and other fees and expenses, the Company received net proceeds of approximately $7.2 million in the transaction.