Form 10QSB
period 1999-09-30
INTERIORS INC
filed 1999-11-15
CIK 921563

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended September 30, 1999

|_| Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________________to________________________

Commission file number 0-24352

                                 INTERIORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                          13-3590047
  ------------------------------                           -------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

               320 Washington Street, Mount Vernon, New York 10553
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (914) 665-5400
                -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code )

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 1999, the registrant had 32,079,802 and 2,455,000 outstanding shares of Class A Common Stock and Class B Common Stock, respectively.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                 INTERIORS, INC.

                                Table Of Contents


PART I  FINANCIAL INFORMATION

Item 1.  Financial Statement

Consolidated Balance Sheet as of September 30, 1999.......................     2

Consolidated Statements of Operations for the Three Months Ended
  September 30, 1999 and  1998............................................     3

Consolidated Statement of Changes in Stockholders' Equity for the
  Three Months Ended September 30, 1999...................................     4

Consolidated Statements of Cash Flows for the Three Months Ended
  September 30, 1999 and 1998.............................................     5

Notes to Consolidated Financial Statements................................     7

Item 2. Management's Discussion and Analysis or Plan of Operation.........     9

PART II OTHER INFORMATION

Item 2. Changes in Securities.............................................    13

Item 5. Other Information.................................................    13

Item 6. Exhibits and Reports on Form 8-K..................................    14

                                            PART I
                                    FINANCIAL INFORMATION

                                       Interiors, Inc.
                                  Consolidated Balance Sheet
                                         (Unaudited)

                                                                                  September 30,
                                                                                      1999
                                                                                  -------------
Assets

Current Assets:
  Cash and cash equivalents ..................................................     $  3,627,300
  Accounts receivable, net of allowance for doubtful accounts of $755,665 ....       16,458,218
  Inventories ................................................................       25,350,091
  Other current assets .......................................................        4,467,767
                                                                                   ------------
    Total current assets .....................................................       49,903,376
                                                                                   ------------
Property and Equipment, net ..................................................       11,842,170

Goodwill, net ................................................................       31,992,608

Other Assets .................................................................        2,093,625
                                                                                   ------------
    Total assets .............................................................       95,831,779
                                                                                   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Notes payable and current maturities of long-term debt .....................        9,970,103
  Accounts payable and accrued liabilities ...................................       25,562,377
                                                                                   ------------
    Total current liabilities ................................................       35,532,480
                                                                                   ------------

Long Term Debt ...............................................................       13,462,139
Other Long Term Liabilities ..................................................          938,880

Mandatory Redeemable Series B Preferred Stock ................................        1,000,000

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,300,000 shares authorized, 1,204,407 shares issued and outstanding
    Series A Convertible Redeemable Preferred Stock, $.01 par value,
    2,870,000 shares authorized, 1,002,907 shares issued and outstanding .....           10,029
    Series B Convertible Redeemable Preferred Stock, $.01 par value, 200,000
    shares authorized, 200,000 shares issued and outstanding .................            1,000
    Series C Convertible Redeemable Preferred Stock, $.01 par value 6,527
    shares authorized, 1,500 shares issued and outstanding ...................               65
  Class A common stock, $.001 par value, 60,000,000 shares
    Authorized, 31,378,067 shares issued and outstanding .....................           31,378
  Class B common stock, $.001 par value, 2,500,000 shares
    Authorized, 2,455,000 shares issued and outstanding ......................            2,455
  Treasury stock .............................................................       (1,317,023)
  Additional paid-in-capital .................................................       65,605,448
  Accumulated deficit ........................................................      (16,223,192)
  Notes receivable ...........................................................       (3,211,880)
                                                                                   ------------
    Total stockholders' equity ...............................................       44,898,280
                                                                                   ------------
Total liabilities and stockholders' equity ...................................     $ 95,831,779
                                                                                   ============

 The accompanying notes are an integral part of these consolidated statements.

                                       Interiors, Inc.
                            Consolidated Statements of Operations
                                         (Unaudited)

                                                                    Three Months ended
                                                                       September 30,
                                                               ---------------------------
                                                                   1999            1998
                                                               ------------    ------------

Net Sales..................................................    $ 35,640,122    $ 10,406,470

Cost of Goods Sold ........................................      22,045,499       6,842,734
                                                               ------------    ------------

  Gross profit.............................................      13,594,623       3,563,736
                                                               ------------    ------------

Selling, General, and Administrative Expenses .............      12,207,335       2,873,042

  Income from operations...................................       1,387,288         690,694
                                                               ------------    ------------

Other Expenses (Income)
  Interest expense ........................................         752,329         429,983
  Financing charges - non-cash ............................          83,338          90,150
  Anticipated recovery on non-operating receivables and
    reduction of reserve for loan guarantee ...............        (250,000)             --
  Consulting and management fees ..........................              --         (97,500)
  Minority interest .......................................         (54,703)             --
                                                               ------------    ------------
    Total other expense (income)...........................         530,964         422,633
                                                               ------------    ------------

    Income before provision (benefit) for income taxes ....         856,324         268,061

Provision (Benefit) for Income Taxes.......................          30,813         (14,914)
                                                               ------------    ------------

Net Income ................................................         825,511         282,975
                                                               ============    ============

Earnings Per Common Share:
  Net Income ..............................................         825,511         282,975
  Preferred dividends .....................................         125,363         289,524
  Accreted preferred dividends ............................         500,000              --
                                                               ============    ============
  Net income (loss) attributable to common shares .........         200,148          (6,549)
                                                               ============    ============

  Net earnings per common share - basic....................            0.01            0.00
                                                               ============    ============
  Net Earnings from common share -- diluted................            0.01            0.00
                                                               ============    ============

Weighted Average Number of Shares Used in Computation
  Basic....................................................      32,857,662       9,467,209
                                                               ============    ============
  Diluted..................................................    $ 32,857,662    $ 10,378,752
                                                               ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                  For the three months ended September 30, 1999
                                   (Unaudited)

                                              Series A            Series B            Series C             Class A
                                          Preferred Stock     Preferred Stock     Preferred Stock        Common Stock
                                          ---------------     ---------------     ---------------        ------------
                                         Shares     Amount   Shares     Amount   Shares     Amount     Shares    Amount
                                         ------     ------   ------     ------   ------     ------     ------    ------
Balance June 30, 1999                    1,066,050  10,660   100,000     1,000   6,527          65   30,173,459  30,173
  Conversion of preferred stock to
  common stock                           (63,143)     (631)                                             189,429     190

  Shares issued in connection with
  employment agreement                                                                                   53,343      53

  Additional shares issued regarding
  MHI acquisition                                                                                       968,271     968

  Reversal of previously issued stock
  dividend                                                                                               (6,435)     (6)

  Net income through
   September 30, 1999


Balance  September 30, 1999              1,002,907  10,029   100,000     1,000   6,527          65   31,378,067  31,378


                                                Class B       Additional      Accumulated    Treasury      Note
                                             Common Stock   Paid in Capital    (Deficit)       Stock     Receivable      Total
                                             ------------   ---------------    ---------       -----     ----------      -----
                                           Shares   Amount
                                           ------   ------
Balance June 30, 1999                    2,455,000   2,455       65,531,022   (17,048,703)  (1,317,023)  (3,211,880)  $43,997,769
  Conversion of preferred stock to
  common stock                                                          441                                                   ($0)

  Shares issued in connection with
  employment agreement                                               74,947                                               $75,000

  Additional shares issued regarding
  MHI acquisition                                                      (968)                                                   $0

  Reversal of previously issued stock
  dividend                                                                6                                                    $0

  Net income through
   September 30, 1999                                                             825,511                                $825,511


Balance  September 30, 1999              2,455,000   2,455       65,605,448   (16,223,192)  (1,317,023)  (3,211,880)  $44,898,280

  The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Three Months ended
                                                                       September 30,
                                                               ---------------------------
                                                                   1999            1998
                                                               ------------    ------------
Cash Flow From Operating Activities:
   Net Income ..............................................   $    825,511    $    282,975
Adjustments To Reconcile Net Income (Loss) To Net Cash
  Used In Operating Activities:
  Depreciation and amortization ............................      1,408,955         337,964
  NBV of rental property disposed ..........................        597,604              --
  Provision for losses on accounts receivable ..............        (84,676)             --
  Anticipated recovery on non-operating receivables and
    reduction of reserve for loan guarantee ................       (250,000)             --
  Non-cash financing charge ................................         83,338          90,150
  Minority interest in subsidiary ..........................        (54,703)             --
  Provision for issuance of stock ..........................         75,000              --
Changes In Assets and Liabilities:
  Increase in accounts receivable, trade ...................     (1,946,738)       (438,458)
  Increase in inventories ..................................     (2,378,517)       (728,371)
  Decrease (increase) in prepaid expenses and other
    current assets .........................................       (720,633)        165,732
  Increase in other assets .................................       (523,777)       (511,601)
  Increase in notes payable and current
    maturities of long term debt ...........................                      4,229,337
  Increase in accounts payable and accrued
    expenses ...............................................      2,539,504          13,599
                                                               ------------    ------------
  Net cash provided by (used in) operating activities ......       (429,079)      3,441,327
                                                               ------------    ------------
Cash Flow From Investing Activities:
  Capital expenditures .....................................     (1,543,068)        (81,792)
  Acquisition of Bentley International .....................             --      (2,006,992)
  Acquisition of Troy Lighting .............................             --      (1,968,378)
                                                               ------------    ------------
  Net cash used in investing activities ....................     (1,543,068)     (4,057,162)
                                                               ------------    ------------
Cash Flow From Financing Activities:
  Net proceeds from issuance of debt .......................      1,231,212       2,737,500
  Repayments of debt and capitalized lease obligations .....     (2,541,785)     (5,267,761)
  Net proceeds from exercise of common and preferred
    stock warrants .........................................             --         360,776
                                                               ------------    ------------
  Net cash used in financing activities ....................     (1,310,573)     (2,169,485)
                                                               ------------    ------------
  Net decrease in cash .....................................     (3,282,713)     (2,785,320)
  Cash, beginning of period ................................      6,910,013       4,035,590
                                                               ============    ============
  Cash, end of period ......................................      3,627,300       1,250,270
                                                               ============    ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
  Interest .................................................        712,961         212,522
  Taxes ....................................................          8,605           1,853

 The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

Non-Cash Financial Activities:
  Conversion of Series A Preferred Stock to Class A Common
    Stock ..................................................            441             703
  Stock issuance for services .............................          75,000          42,478
  Stock issuance in connection with acquisitions ...........             --       3,505,219
  Stock issuance for promissory notes ......................             --         100,000
  Debt issuance in connection with acquisitions ............             --       2,000,000
Supplemental disclosure of cash flows related to
    acquisitions:
  Fair value of assets acquired, excluding cash ............             --       8,532,567
  Issuance of common stock .................................             --      (3,505,219)
  Issuance of notes payable ................................             --     (2,000,0000)
  Payments in connection with acquisitions, net of cash
    acquired ...............................................             --      (4,096,230)

  Liabilities assumed ......................................             --       7,043,778

 Supplemental disclosure of non cash items from investing
   and financing activities:
   Issuance of common stock in connection with acquisitions              --       3,505,219
   Issuance of warrants in connection with private
     placements ............................................             --          75,000
   Issuance of warrant in connection with convertible
     debentures ............................................             --       1,000,000
   Issuance of Class B Common Shares in connection with
     Laurie Munn debt guarantees ...........................             --         397,500
   Issuance of debt in connection with acquisitions ........             --       2,000,000

  The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1999

1. Basis Of Presentation

      The financial statements included herein are unaudited and have been prepared by Interiors, Inc., a Delaware corporation (the "Company"), in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company and its subsidiaries as of September 30, 1999 and the results of operations of the Company and its subsidiaries for the three-month period ended September 30, 1999 and 1998.

      The Company's results of operations during the three months ended September 30, 1999 are not necessarily indicative of any future results. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999, as amended.

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings per share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. For purposes of this calculation, common shares include both Class A Common Stock, par value $.001 per share ("Class A Shares"), and Class B Common Stock, par value $.001 per share, of the Company. Net earnings per diluted share amounts ("diluted EPS") were computed assuming potential dilution from the exercise of outstanding stock options, warrants and other securities. All periods presented include a deduction for the dividend requirement of the Company's 10% Series A Cumulative Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Shares"), Series B Preferred Stock, par value $.01 per share ("Series B Preferred Shares"), and Series C Preferred Stock, par value $.01 per share ("Series C Preferred Shares").

2. Notes Payable

      In January 1999, the Company issued a 24.5% secured promissory note due October 25, 1999 to the Landis Brothers Corporation in the principal amount of $1,000,000 (the "Landis Note"). The Landis Note is personally guaranteed by Max Munn, Chairman, President and Chief Executive Officer of the Company, and his spouse. On April 1, 1999, the Landis Note was amended to change the interest rate to 16% per year. Effective September 27, 1999, the maturity date was extended to October 25, 2000 and the interest rate was set at prime plus 8%; provided, however, that as long as the prime rate does not exceed 8.25%, the rate of the note shall be 16%.

      On October 4, 1999, the Company consummated a transaction with Limeridge LLC pursuant to which $5,027,000 principal amount of Series C Preferred Shares, plus accrued and unpaid dividends, were exchanged for Secured Convertible Notes due September 30, 2004 bearing interest at 17% per annum (the "Secured Notes"). The Company received aggregate proceeds of $7.5 million and after certain fees and expenses, net proceeds of approximately $7.2 million in the transaction. The Secured Notes have an aggregate principal amount of $13,540,626, are secured by the common stock of Petals, Inc., a wholly owned subsidiary of the Company, and convertible after September 30, 2000 into Class A Shares at the fair market value of such securities at the time of conversion. Interest on the Secured Notes is not payable until the earlier of a redemption, conversion or default of such securities, however, the Company is required to pay an administrative fee in connection with the Secured Notes equal to 1% of the outstanding principal amount of the securities per month until the earlier of a redemption, conversion or default of such securities. In connection therewith, the Company issued 1,000,000 warrants to purchase Class A Shares at an exercise price of $2.00 per share (the "Secured Note Warrants"). At any time, the Company may redeem the Secured Notes at their face value, plus all accrued and unpaid interest, and redeem the Secured Note Warrants at $0.25 per warrant

3. Shareholders' Equity.

      On August 8, 1999, the Company issued to James McCorry, President of Habitat Solutions, Inc., a wholly owned subsidiary of the Company, an incentive bonus of 53,343 Class A Shares. On such date, the Company also added 968,271 Class A Shares to the escrow established in connection with the Company's acquisition of Model Home Interiors, Inc. See Item 2. "Changes in Securities."

      As of September 30, 1999, the Company entered into a transaction with Limeridge LLC pursuant to which $5,027,000 principal amount of the Company's outstanding Series C Preferred Shares, plus accrued and unpaid dividends, were exchanged for Secured Notes. See Note 2. "Notes Payable."

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

Results of Operations

Comparison of Three Months Ended September 30, 1999 and 1998

      Net Sales for the three months ended September 30, 1999 were $35,640,122 as compared to $10,406,470 for the same period in 1998, an increase of $25,233,652 or 242%. The increase in net sales was primarily due to the Company's acquisitions Windsor Art, Inc. ("Windsor") in August 1998, the acquisition of Troy Lighting Inc. ("Troy") in August 1998, the acquisition of Model Home Interiors, Inc. ("MHI") in February 1999, the acquisition of Stylecraft Lamps, Inc. ("Stylecraft") in February 1999, the acquisition of Petals, Inc. ("Petals") in March 1999 and the acquisition of an interest of CSL Lighting Manufacturing, Inc. ("CSL") in March 1999.

      Cost of goods sold for the three months ended September 30, 1999 increased to $22,045,499 from $6,842,734 for the same period in 1998, an increase of $15,202,765. Cost of goods sold includes the costs directly related to the recognition of the Company's net sales. The increase in cost of goods sold was primarily due to the Company's acquisitions of Windsor, Troy, MHI, Stylecraft, Petals and CSL.

      As a percentage of net sales, cost of goods sold for the three month period ended September 30, 1999 decreased to 61.9% from 65.8% for the same period of the prior year. The concomitant increase in profit margin resulted primarily from the acquisition of additional businesses with higher margin structures particularly Stylecraft and Petals.

      Selling, general and administrative expenses increased to $12,207,335 for the three months ended September 30, 1999 as compared to $2,873,042 for the same period in 1998, an increase of $9,334,293. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales. The increase in general and administrative expenses was primarily due to the Company's acquisitions of Windsor, Troy, MHI, Stylecraft, Petals and CSL.

      As a percentage of net sales, selling, general and administrative expenses for the three month period ended September 30, 1999 increased to 34.3% from 27.6% for the same period of the prior year. This increase primarily resulted from acquisitions of new businesses with alternative cost structures, particularly Petals, a catalogue company with a higher selling expense ratio than the Company's manufacturing businesses.

      Interest expense and non-cash financing charges increased to $835,667 for the three months ended September 30, 1999 from $520,133 for the same period in 1998 principally due to financing activities associated with the Company's acquisitions.

      Other income reported for the three month period ended September 30, 1999 increased to $304,703 from $97,500 for the same period of 1998. Other income of $100,000 resulted from the Company's reduction a reserve previously established for the possibility that the Company would be required to pay up to $300,000 pursuant to its guaranty of indebtedness of Decor Group, Inc. ("Decor"), a related publicly-traded entity, owed to Austin Financial. The Company reduced such reserve because the most recent financial report of Decor showed a significant improvement in operating results thereby reducing the possibility that the Company would be required to pay on the guaranty. In addition, $150,000 of other income resulted the Company's reduction of a reserve established for the uncollectibility of $250,000 of its receivable owed to the Company from Photo-to-Art, Ltd. ("Photo-To- Art"). The Company reduced such reserve because Photo-To-Art has agreed to pay the Company $150,000 and has begun selling its products through a national avenue of distribution. The Company currently has a reserve for the uncollectibility of $100,000 of its $300,000 receivable owed to the Company by Photo-To-Art.

Liquidity and Capital Resources

      Since the beginning of the fiscal year, the Company has primarily used its cash to support operating activities and for capital expenditures. The Company's primary sources of cash during this period have been the proceeds raised by the issuance of the Secured Notes (as defined below) and cash flow from operations. In addition, as discussed below, the Company currently has formula based secured financing arrangements with Austin Financial Services, Inc. ("Austin"), NationsBank, N.A. ("NationsBank") and Finova Growth Finance ("Finova"). At September 30, 1999, the Company had working capital of $14,370,896.

      Net cash used in operating activities during the first three months of fiscal 2000 was $429,079, principally due to increases in receivables and inventory caused by normal seasonal activity.

      Net cash used in investing activities during the first three months of fiscal 2000 was $1,543,068, primarily due to increases in Model Home's operating inventories of approximately $1.1 million, which are classified by the Company as capital expenditures. Model Home's inventories include interior decorating items that are not immediately offered for resale. Certain of such items are leased to customers.

      Net cash used in financing activities during the first three months of fiscal 2000 was $1,310,573.

      The Company has secured formula based financing arrangements with several lenders relating to the operations of its subsidiaries. As of November 3, 1999, the Company owed Austin Financial approximately $9,202,000 at an annual rate equal to prime plus 2.0% (10.25% as of the date of this filing), and could borrow approximately an additional $4,600,000, relating to the operations of Windsor, Troy, Vanguard and Stylecraft. As of November 3, 1999, the Company owed NationsBank approximately $2,400,000 at an annual rate equal to prime (8.25% as of the date of this filing), and could borrow approximately an additional \ $1,600,000, relating to the operations of MHI. As of November 3, 1999 the Company owed Finova approximately $625,000 at an annual rate equal to prime plus 8.0% (16.25% as of the date of this filing), and could borrow approximately an additional $875,000, relating to the operations of the Company's A.P.F. Master Framemakers division. The Company's obligations owed to Finova are personally guaranteed by Max Munn, the Chairman, President and Chief Executive Officer of the Company, and his spouse. The Company is currently seeking to replace these financing arrangements in an effort to reduce its overall interest expense. There can be no assurance, however, that the Company will be able to obtain sufficient financing on terms that are equal to or more favorable than its current arrangements.

      On October 4, 1999, the Company consummated a transaction with Limeridge, LLC pursuant to which $5,027,000 principal amount of Series C Preferred Stock, par value $.01 per share ("Series C Preferred Shares"), plus accrued and unpaid dividends, were exchanged for Secured Convertible Notes due September 30, 2004 bearing interest at 17% per annum (the "Secured Notes"). The Secured Notes have an aggregate principal amount of $13,540,626, are secured by the common stock of Petals, Inc., a wholly owned subsidiary of the Company, and convertible after September 30, 2000 into Class A Shares at the fair market value of such securities at the time of conversion. Interest on the Secured Notes is not payable until the earlier of a redemption, conversion or default of such securities, however, the Company is required to pay an administrative fee in connection with the Secured Notes equal to 1% of the outstanding principal amount of the securities per month until the earlier of a redemption, conversion or default of such securities. In connection therewith, the Company issued 1,000,000 warrants to purchase Class A Shares at an exercise price of $2.00 per share (the "Secured Note Warrants"). At any time, the Company may redeem the Secured Notes at their face value, plus all accrued and unpaid interest, and redeem the Secured Note Warrants at $0.25 per warrant. The Company received aggregate proceeds of $7.5 million and after certain fees and expenses, net proceeds of approximately $7.2 million in the transaction.

      During the past year, the Company has conducted an active acquisition program using both cash, stock and debt as consideration in its transactions. In order to accomplish additional acquisitions, the Company anticipates that it will required to pay additional cash, issue additional shares of stock and/or incur additional debt.

      The Company believes that its current cash, cash flow from operations, and available lines of credit will enable it to meet its working capital and capital expenditure requirements through the second quarter of fiscal 2000.

Impact of Inflation

      The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplied and other operating costs could adversely effect the Company's operations, however, the Company believes that it should be able to increase prices to offset increases in cost of goods sold or other operating costs.

Sales Variations

      The Company's net sales are not generally subject to seasonal fluctuations experienced by certain retailers, however, the Company does experience some minor variations in the level of sales during the year. The first quarter of the Company's fiscal year (July through September) is generally the Company's slowest sales period due to the fact that the summer is typically when retailers are in their slowest purchasing period. During this time, certain of the Company's warehouses and factories close for three to five days to take annual physical inventories and to consolidate vacation periods for certain of the Company's employees. In addition, the second quarter of the Company's fiscal year (October through December) is generally the highest sales period for the Company's subsidiary, Petals.

Year 2000 Compliance

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies may need to be upgraded to comply with Year 2000 requirements. The Company has completed a full evaluation of its Year 2000 compliance needs with respect to its financial computer systems and has authorized funding of approximately $735,000 and contracted with a Year 2000 consulting service to meet those needs. The Company is currently in the process of restructuring its computer systems in order to prevent disruptions in operations involving the transition of dates from 1999 to 2000 and expects to be fully Year 2000 compliant by such time. If due to an unforeseen circumstance, the Company cannot achieve complete Year 2000 compliance by the year 2000, the Company is prepared to institute temporary computer modifications which will allow it to transition from the year 1999 to the year 2000 with only minor disruptions. These disruptions are not anticipated to have any material effect on Interiors' operations. Under a worst case scenario, however, system failure or miscalculation could result in an inability to process transactions, send invoices, accept customer orders, provide customers with products and services, or engage in similar normal business activity. The Company has not completed its assessment of potential Year 2000 related problems among third parties upon which it relies, including its suppliers and customers. Substantial business interruptions at key suppliers or major customers could have a material adverse effect on the Company

      As Year 2000 preparations continue, the Company may discover additional Year 2000 problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. The foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

Forward Looking Statements

      When used in this Quarterly Report on Form 10-QSB, the words "may," "will," "should," "expect," "believe," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial condition. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update such forward-looking statements.

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

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities

      On August 8, 1999, the Company issued to the President of Habitat Solutions, Inc., a wholly owned subsidiary of the Company, an incentive bonus of 53,343 Class A Shares. On such date, the Company also added 968,271 Class A Shares to the escrow established in connection with the Company's acquisition of Model Home Interiors, Inc. These issuances were exempt from registration under
Section 4(2) of the Securities Act, as transactions by the issuer not involving a public offering.

      On October 4, 1999, the Company consummated a transaction with Limeridge, LLC pursuant to which $5,027,000 principal amount, plus accrued and unpaid dividends, of Series C Preferred Shares were exchanged for Secured Notes. See
Item 2. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

Item 5. Other Information.

      On or about July 31, 1999, the former shareholders of Troy agreed to sell 650,000 Class A Shares held in escrow for the benefit of such shareholders (the "Troy Merger Shares") to Dominion Capital Fund, Ltd., Dominion Investment Fund, LLC and Sovereign Partners, L.P. (collectively, the "Troy Purchasers") for $1,000,000. Contemporaneously therewith, the Company and the Troy Purchasers entered into a letter agreement pursuant to which the Troy Purchasers agreed not to sell or otherwise transfer the Troy Merger Shares until December 25, 1999. If the Troy Merger Shares are worth less $1,150,500 based on the sixty-day average of the Class A Shares following such date, the Company must either pay cash or issue additional Class A Shares to the Troy Purchasers in the amount of the shortfall.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.                          Description
-----------                          -----------

4.1         Secured Convertible Note Purchase Agreement dated as of September
            30, 1999 between Limeridge LLC and Interiors, Inc.
4.2         Secured Convertible Note dated as of September 30, 1999 in favor of
            Limeridge LLC
4.3         Common Stock Purchase Warrant dated as of September 30, 1999.
10.1        Registration Rights Agreement dated as of September 30, 1999 between
            Limeridge LLC and Interiors, Inc.
10.2        Security Agreement dated as of September 30, 1999 between Limeridge
            LLC, Interiors, Inc. and Petals, Inc.
10.3        Stock Purchase Agreement dated as of July 30, 1999 by and among
            Interiors, Barry R. Jackson, U.S. Bank Trust and the entities listed on Schedule A annexed thereto*
10.4        Letter Agreement dated August 2, 1999 by and among Interiors,
            Sovereign, Dominion and Dominion Investment Fund, LLC.*
11          Computation of Earnings per Share
27          Financial Data Schedule

* Incorporated by reference to Annual Report on Form 10-KSB for the year ended June 30, 1999 filed on October 13, 1999;

(b)  Reports on Form 8-K

None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated:                             INTERIORS, INC.


      November 15, 1999                  By: /s/ Max Munn
                                         ---------------------------------------
                                                 Max Munn
                                                 President and Chief Executive
                                                 Officer


      November 15, 1999                  By: /s/  Richard P. Belenski
                                         ---------------------------------------
                                                  Richard P. Belenski
                                                  Chief Financial and Principal
                                                  Accounting Officer