Form 10QSB
period 1999-12-31
INTERIORS INC
filed 2000-02-14
CIK 921563

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 1999
                                     -----------------

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from ___________________to______________________

      Commission file number 0-24352
                             -------

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

                                 (914) 665-5400
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 11, 2000, the registrant had 32,391,240 and 2,455,000 outstanding shares of Class A Common Stock and Class B Common Stock, respectively.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                 INTERIORS, INC.

                                Table Of Contents

PART I FINANCIAL INFORMATION

Item 1. Financial Statement

Consolidated Balance Sheet as of December 31, 1999......................     3

Consolidated Statements of Operations for the Three Months Ended December
31, 1999 and 1998.......................................................     4

Consolidated Statements of Operations for the Six Months Ended December
31, 1999 and 1998.......................................................     5

Consolidated Statement of Changes in Stockholders' Equity for  the Six
Months Ended December 31, 1999..........................................     6

Consolidated Statements of Cash Flows for the Six Months Ended December
31, 1999 and 1998.......................................................    7-8

Notes to Consolidated Financial Statements..............................    9-10

Item 2. Management's Discussion and Analysis or Plan of Operation.......   11-14

PART II OTHER INFORMATION

Item 2. Changes in Securities...........................................     15

Item 5. Other Information...............................................     15

Item 6. Exhibits and Reports on Form 8-K................................     16

                                     PART I
                              FINANCIAL INFORMATION

                                 Interiors, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                       December 31,
                                                                           1999
                                                                      -------------
Assets

Current Assets:

   Cash and cash equivalents ....................................     $   8,854,761
   Accounts receivable, net of allowance for doubtful accounts of
   $769,151 .....................................................        16,517,467
   Inventories ..................................................        25,285,539
   Other current assets .........................................         5,661,180
                                                                      -------------
      Total current assets ......................................        56,318,947

Property and Equipment, net .....................................        12,808,437

Goodwill, net ...................................................        43,176,627

Other Assets ....................................................         2,725,177
                                                                      -------------
      Total assets ..............................................       115,029,188
                                                                      =============

Liabilities and Stockholders' Equity

Current Liabilities:
   Notes payable and current maturities of long-term debt .......        13,566,711
   Accounts payable and accrued liabilities .....................        31,194,493
                                                                      -------------
      Total current liabilities .................................        44,761,204

Long Term Debt ..................................................        31,501,999
Other Long Term Liabilities .....................................           938,880

Mandatory Redeemable Series B Preferred Stock ...................         1,000,000

Stockholders' Equity:
   Preferred stock, $.01 par value, 5,300,000 shares authorized,
   1,179,757 shares issued and outstanding
      Series A Convertible Redeemable Preferred Stock, $.01 par
      value, 2,870,000 shares
        authorized, 979,757 shares issued and outstanding .......             9,797
      Series B Convertible Redeemable Preferred Stock, $.01 par
      value, 200,000 shares
        authorized, issued and outstanding ......................             1,000
      Series C Convertible Redeemable Preferred Stock, $.01 par
      value 6,527 shares
        authorized ..............................................                --
   Class A common stock, $.001 par value, 60,000,000 shares
     Authorized, 32,303,037 shares issued and outstanding .......            32,303
   Class B common stock, $.001 par value, 2,500,000 shares
     Authorized, 2,455,000 shares issued and outstanding ........             2,455
   Treasury stock ...............................................        (1,345,026)
   Additional paid-in-capital ...................................        59,522,269
   Accumulated deficit ..........................................       (18,183,813)
   Notes receivable .............................................        (3,211,880)
                                                                      -------------
      Total stockholders' equity ................................        36,827,105
                                                                      -------------
Total liabilities and stockholders' equity ......................     $ 115,029,188
                                                                      =============

  The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months ended
                                                                    December 31,
                                                          ------------------------------
                                                              1999              1998
                                                          ------------      ------------
Net Sales ...........................................     $ 43,680,715      $ 12,856,276

Cost of Goods Sold ..................................       24,958,744         8,117,754
                                                          ------------      ------------

    Gross profit ....................................       18,721,971         4,738,522
                                                          ------------      ------------

Selling, General, and Administrative Expenses .......       17,789,668         4,281,296

    Income from operations ..........................          932,303           457,226
                                                          ------------      ------------

Other Expenses (Income)
    Interest expense ................................        1,823,550           554,445
    Financing charges - non-cash ....................          111,140           347,191
    Consulting and management fees ..................           22,135           (22,500)
    Gain on legal settlement ........................               --           (82,488)
    Impairment loss on non-operating receivables ....          425,561                --
                                                          ------------      ------------
       Total other expense ..........................        2,382,386           796,648
                                                          ------------      ------------

    Loss from operations before provision for income
    taxes and extraordinary item ....................       (1,450,083)         (339,422)

Provision for Income Taxes ..........................           49,737            24,903
                                                          ------------      ------------
    Loss from operations before extraordinary item ..       (1,499,820)         (364,325)

Extraordinary Gain from Early Extinguishment of Debt                --         1,370,542
                                                          ------------      ------------


Net Income (loss) ...................................     $ (1,499,820)     $  1,006,217
                                                          ============      ============

Earnings Per Common Share:

    Loss from continuing operations .................     $ (1,499,820)     $   (364,325)
    Preferred dividends .............................         (122,470)          (68,339)
    Accreted preferred dividends ....................         (500,000)               --
                                                          ------------      ------------
    Net loss from continuing operations attributable
    to common shares before extraordinary item ......       (2,122,290)         (432,664)
    Extraordinary gain from early extinguishment of
    debt ............................................               --         1,370,542
                                                          ------------      ------------

    Net Income (loss) ...............................     $ (2,122,290)     $    937,878
                                                          ============      ============

    Earnings from continuing operations .............     $      (0.06)     $      (0.02)
    Extraordinary gain from early extinguishment of
    debt ............................................             0.00              0.07
                                                          ------------      ------------

    Net earnings per common share - basic ...........     $      (0.06)     $       0.05
                                                          ============      ============
    Net Earnings from common share - diluted ........     $      (0.06)     $       0.05
                                                          ============      ============

Weighted Average Number of Shares Used in Computation
    Basic ...........................................       34,328,904        17,402,571
                                                          ============      ============

    Diluted .........................................       34,328,904        18,278,266
                                                          ============      ============

  The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Six Months ended
                                                                   December 31,
                                                          ------------------------------
                                                              1999              1998
                                                          ------------      ------------
Net Sales ...........................................     $ 79,320,837      $ 23,262,746

Cost of Goods Sold ..................................       47,004,243        14,960,488
                                                          ------------      ------------

    Gross profit ....................................       32,316,594         8,302,258
                                                          ------------      ------------

Selling, General, and Administrative Expenses .......       29,986,626         7,154,338

    Income from operations ..........................        2,329,968         1,147,920
                                                          ------------      ------------

Other Expenses (Income)
    Interest expense ................................        2,575,897           984,428
    Financing charges - non-cash ....................          194,478           437,341
    Consulting and management fees ..................           22,135          (120,000)
    Gain on legal settlement ........................               --           (82,488)
    Minority Interest ...............................          (54,703)               --
    Impairment loss on non-operating receivables ....          175,561                --
                                                          ------------      ------------
       Total other expense ..........................        2,913,350         1,219,281
                                                          ------------      ------------

    Loss from operations before provision for income
    taxes and extraordinary item ....................         (583,382)          (71,361)

Provision for Income Taxes ..........................           80,550             9,989
                                                          ------------      ------------
    Loss from operations before extraordinary item ..         (663,932)          (81,350)

Extraordinary Gain From Early Extinguishment of Debt                --         1,370,542
                                                          ------------      ------------


Net Income (loss) ...................................     $   (663,932)     $  1,289,192
                                                          ============      ============

Earnings Per Common Share:
    Loss from continuing operations .................     $   (663,932)     $    (81,350)
    Preferred dividends .............................         (307,302)         (136,678)
    Accreted preferred dividends ....................       (1,000,000)               --
                                                          ------------      ------------
    Net loss from continuing operations attributable
    to common shares before extraordinary item ......       (1,971,234)         (218,028)
    Extraordinary gain from early extinguishment of
    debt ............................................               --         1,370,542
                                                          ------------      ------------
    Net Income (loss) ...............................     $ (1,971,234)     $  1,152,514
                                                          ============      ============

    Earnings from continuing operations - Basic .....     $      (0.06)     $      (0.02)
    Extraordinary gain from early of debt - Basic ...             0.00              0.10
                                                          ------------      ------------
    Net earnings per common share - Basic ...........     $      (0.06)     $       0.08
                                                          ============      ============

    Earnings from continuing operations - Diluted ...     $      (0.06)     $      (0.01)
    Extraordinary gain from early of debt - Diluted .             0.00              0.09
                                                          ------------      ------------
    Net Earnings from common share - Diluted ........     $      (0.06)     $       0.08
                                                          ============      ============

Weighted Average Number of Shares Used in Computation
    Basic ...........................................       33,830,131        14,037,887
                                                          ============      ============
    Diluted .........................................       33,830,131        14,927,519
                                                          ============      ============

 The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                   For the six months ended December 31, 1999
                                   (Unaudited)


                                               Series A                          Series B                         Series C
                                            Preferred Stock                   Preferred Stock                  Preferred Stock
                                        -------------------------         -----------------------          ------------------------
                                         Shares            Amount         Shares           Amount          Shares            Amount
                                         ------            ------         ------           ------          ------            ------

Balance June 30, 1999 .............     1,066,050          10,660         100,000           1,000           6,527              65

 Conversion of preferred stock to
 common stock .....................       (76,293)           (763)

 Shares issued in connection with
 employment agreement .............

 Additional shares issued
 regarding MHI acquisition ........

 Retirement of stock ..............       (10,000)           (100)

 Conversion of Preferred Series C
 shares to debt ...................                                                                        (6,527)            (65)

 Repurchase of common shares ......

 Warrants issued in connection
 with debt ........................

 Preferred Series C dividend ......

 Stock Dividend, net of reversal ..

 Net loss through December 31, 1999

Balance December 31, 1999 .........       979,757     $     9,797         100,000     $     1,000              --              --
                                                                                                                    Retained
                                               Class A                      Class B                Additional       Earnings
                                             Common Stock                 Common Stock           Paid in Capital    (Deficit)
                                          -------------------        ------------------------    ---------------    ---------
                                          Shares        Amount       Shares            Amount
                                          ------        ------       ------            ------
Balance June 30, 1999 .............     30,173,459      30,173      2,455,000           2,455       65,531,022     (17,048,703)

 Conversion of preferred stock to
 common stock .....................        228,879         229                                             534

 Shares issued in connection with
 employment agreement .............         53,343          53                                          74,947

 Additional shares issued
 regarding MHI acquisition ........      1,633,271       1,633                                          (1,633)

 Retirement of stock ..............         (4,833)         (4)                                        (24,896)

 Conversion of Preferred Series C
 shares to debt ...................                                                                 (6,526,935)

 Repurchase of common shares ......

 Warrants issued in connection
 with debt ........................                                                                    277,500

 Preferred Series C dividend ......                                                                                   (279,229)

 Stock Dividend, net of reversal ..        218,918         219                                         191,730        (191,949)

 Net loss through December 31, 1999                                                                                   (663,932)

Balance December 31, 1999 .........     32,303,037    $ 32,303      2,455,000     $     2,455     $ 59,522,269    $(18,183,813)
                                           Treasury         Note
                                             Stock        Receivable        Total
                                             -----        ----------        -----
Balance June 30, 1999 .............       (1,317,023)     (3,211,880)    $ 43,997,769

 Conversion of preferred stock to
 common stock .....................

 Shares issued in connection with
 employment agreement .............                                      $     75,000

 Additional shares issued
 regarding MHI acquisition ........

 Retirement of stock ..............                                      $    (25,000)

 Conversion of Preferred Series C
 shares to debt ...................                                      $ (6,527,000)

 Repurchase of common shares ......          (28,003)                    $    (28,003)

 Warrants issued in connection
 with debt ........................                                      $    277,500

 Preferred Series C dividend ......                                      $    279,229)

 Stock Dividend, net of reversal ..

 Net loss through December 31, 1999                                      $   (663,932)

Balance December 31, 1999 .........      $(1,345,026)    $(3,211,880)    $ 36,827,015

  The accompanying notes are an integral part of these consolidated statements

                                 Interiors, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Six Months ended
                                                                                December 31,
                                                                        ----------------------------
                                                                            1999            1998
                                                                        ------------    ------------
    .................................................................
Cash Flow From Operating Activities:

   Net Income .......................................................   $   (663,932)   $  1,289,192
Adjustments To Reconcile Net Income (Loss) To Net Cash Used In
Operating Activities:
   Depreciation and amortization ....................................      2,399,927         705,209
   NBV of rental property disposed ..................................        755,043
   Reserve for restructuring ........................................       (263,744)
   Provision for losses on accounts receivable ......................        (60,759)        (20,507)
   Anticipated recovery on non-operating receivables and reduction of reserve for loan guarantee
   Reserve for inventory ............................................         51,259
   Non-cash financing charge ........................................        194,478         437,341
   Minority interest in subsidiary ..................................        (54,703)
    Provision for issuance of stock .................................        (75,000)         77,478
Changes In Assets and Liabilities:
   Decrease (increase) in accounts receivable, trade ................     (1,178,184)        627,319
   Decrease (increase) in inventories ...............................     (2,095,302)     (1,336,914)
   Decrease (increase) in prepaid expenses and other current assets .     (1,494,034)     (3,066,669)
   Decrease (increase) in other assets ..............................       (127,415)     (1,325,143)
   Increase (decrease) in other long term liabilities ...............         61,120
   Increase in accounts payable and accrued expenses ................        596,315        (383,538)
                                                                        ------------    ------------
   Net cash used in operating activities ............................     (1,804,931)     (2,996,232)
                                                                        ------------    ------------
Cash Flow From Investing Activities:
   Capital expenditures .............................................     (2,387,479)       (137,430)
   Increase in deferred charges .....................................       (321,008)
   Acquisition of Concepts 4 ........................................     (4,642,138)
   Acquisition of Bentley International .............................             --      (2,106,767)
   Acquisition of Troy Lighting .....................................             --      (2,190,513)
                                                                        ------------    ------------
   Net cash used in investing activities ............................     (7,350,625)     (4,434,710)
                                                                        ------------    ------------
Cash Flow From Financing Activities:
   Net proceeds from issuance of debt ...............................      8,758,144       7,250,180
   Repurchase of common shares ......................................        (28,003)
   retirement of stock ..............................................        (25,000)
   Repayments of debt and capitalized lease obligations .............     (3,638,510)     (7,623,593)
   Net proceeds from exercise of common and preferred stock warrants              --         363,026
   Net proceeds from exercise of common and preferred stock .........             --       4,225,000
                                                                        ------------    ------------
   Net cash provided by financing activities ........................      5,066,631       4,214,613
                                                                        ------------    ------------
   Net increase (decrease) in cash ..................................     (4,088,925)     (3,216,329)
   Cash, beginning of period ........................................     12,943,686       3,889,360
                                                                        ------------    ------------
   Cash, end of period ..............................................      8,854,761    $    673,031
                                                                        ============    ============
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for -
   Interest .........................................................      1,730,466         733,347
   Taxes ............................................................         12,656           1,853

 The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
                    Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

Non-Cash Financial Activities:
  Conversion of Series A Preferred Stock to Class A Common Stock ..................          534           999
  Conversion of Series C Preferred Stock to debt ..................................    6,527,000            --
  Stock issuance for services .....................................................           --        42,478
  Stock issuance for promissory notes .............................................           --     1,000,000
  Stock issuance in connection with acquisitions ..................................           --       975,000
  Stock issuance in connection with legal settlement ..............................           --        35,000
  Stock issuance per employment agreement .........................................       75,000       131,000
  Common Stock issued for preferred dividends .....................................      191,949       258,703
  Class A Common Stock repurchased in conjunction with early extinguishment of debt           --    (1,317,023)
Supplemental disclosure of cash flows related to acquisitions:
  Fair value of assets acquired, excluding cash ...................................    3,500,659     8,532,567
  Issuance of common stock ........................................................           --      (750,000)
  Issuance of notes payable .......................................................   (7,036,227)           --
  Payments in connection with acquisitions, net of cash acquired ..................    1,458,486    (4,096,230)
  Liabilities assumed .............................................................    9,917,118     7,043,778
Supplemental disclosure of non cash items from investing and financing activities:
  Issuance of common stock in connection with acquisitions ........................           --       750,000
  Issuance of warrants in connection with private placements ......................           --        75,000
  Issuance of warrant in connection with convertible debentures ...................      277,500     1,000,000
  Issuance of Class B Common Shares in connection with Laurie Munn debt guarantees            --       397,500
  Issuance of debt in connection with acquisitions ................................    7,036,227            --

 The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

1. Basis Of Presentation

      The financial statements included herein are unaudited and have been prepared by Interiors, Inc., a Delaware corporation (the "Company"), in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company and its subsidiaries as of December 31, 1999 and the results of operations of the Company and its subsidiaries for the three and six-month periods ended December 31, 1999 and 1998.

      The Company's results of operations during the six months ended December 31, 1999 are not necessarily indicative of any future results. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999, as amended.

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings per share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. For purposes of this calculation, common shares include both Class A Common Stock, par value $.001 per share ("Class A Shares"), and Class B Common Stock, par value $.001 per share, of the Company. Net earnings per diluted share amounts ("diluted EPS") are generally computed assuming potential dilution from the exercise of outstanding stock options, warrants and other securities. Because the Company reported a loss for its basic EPS, however, its diluted EPS is computed using the same weighted average number of common shares outstanding as its basic EPS. All periods presented include a deduction for the dividend requirement of the Company's 10% Series A Cumulative Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Shares"), Series B Preferred Stock, par value $.01 per share ("Series B Preferred Shares"), and Series C Preferred Stock, par value $.01 per share ("Series C Preferred Shares").

      The Company has consummated several acquisitions during fiscal years 2000, 1999 and 1998. While management believes that it operates in one overall business segment, as our businesses are integrated and we acquire new businesses, we will be better able to assess our segment reporting requirements. During the period of integration and growth, including the installation of an enterprise wide software system, we are managing the business on a geographic basis.

      During the quarter ended December 31, 1999, the Company acquired all of the outstanding capital stock of Concepts 4, Inc., a company that employs interior designers, architects and merchandisers to the hospitality industry with annual sales of approximately $20.9 million and $1.3 in net income. See "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources." This acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $9,645,740 and has been recorded as goodwill in the consolidated balance sheet, and is being amortized on a straight-line basis over forty years.

      In October 1999, the Company terminated a voting trust agreement relating to its ownership of preferred shares in Decor Group, Inc. ("Decor"). As a result, the Company began consolidating the results of operations of Decor commencing with the period ended December 31, 1999. The results of Decor are expected to be included in the financial statements of the Company for the foreseeable future. For the year ended March 31, 1999, Decor had annual sales of approximately $4.9 million and net loss of $2.7 million. This consolidation has been accounted for under the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $1,372,406 and has been recorded as goodwill in the consolidated balance sheet, and is being amortized on a straight-line basis over forty years.

2. Notes Payable

      On October 4, 1999, the Company consummated a transaction with Limeridge LLC ("Limeridge") pursuant to which $5,027,000 principal amount of Series C Preferred Shares, plus accrued and unpaid dividends, were exchanged for a Secured Convertible Note due September 30, 2004 bearing interest at 17% per annum (the "Limeridge Note"). The Company received aggregate proceeds of $7.5 million and after certain fees and expenses, net proceeds of approximately $7.2 million in the transaction. The Limeridge Note has a principal amount of $13,540,626, is secured by the common stock of Petals, Inc., a wholly owned subsidiary of the Company ("Petals"), and convertible after September 30, 2000 into Class A Shares at the fair market value of such securities at the time of conversion. Interest on the Limeridge Note is not payable until the earlier of a redemption, conversion or default of such security, however, the Company is required to pay an administrative fee in connection with the Limeridge Note equal to 1% of the outstanding principal amount of the security per month until the earlier of a redemption, conversion or default of such security. In connection therewith, the Company issued a warrant to purchase 1,000,000 Class A Shares at an exercise price of $2.00 per share (the "Limeridge Warrant"). At any time, the Company may redeem the Limeridge Note at its face value, plus all accrued and unpaid interest, and redeem the Limeridge Warrant at $0.25 per warrant share.

      On December 31, 1999, the Company consummated a transaction with Endeavour Capital Fund, SA ("Endeavour") pursuant to which $1,500,000 principal amount of Series C Preferred Shares, plus accrued and unpaid dividends, were exchanged for a Secured Convertible Note due September 30, 2004 bearing interest at 17% per annum (the "Endeavour Note"). The Endeavour Note has a principal amount of $1,744,518, is secured by the common stock of Petals, and convertible after September 30, 2000 into Class A Shares at the fair market value of such securities at the time of conversion. Interest on the Endeavour Note is not payable until the earlier of a redemption, conversion or default of such security, however, the Company is required to pay an administrative fee in connection with the Endeavour Note equal to 1% of the outstanding principal amount of the security per month until the earlier of a redemption, conversion or default of such security. In connection therewith, the Company issued a warrant to purchase 110,000 Class A Shares at an exercise price of $2.00 per share (the "Endeavour Warrant"). At any time, the Company may redeem the Endeavour Note at its face value, plus all accrued and unpaid interest, and redeem the Endeavour Warrant at $0.25 per warrant share.

3. Shareholders' Equity.

      On October 21, 1999, the Company added 665,000 Class A Shares to the escrow established in connection with the Company's acquisition of Model Home Interiors, Inc. See Item 2. "Changes in Securities."

      On December 31, 1999, the Company entered into a transaction with Endeavour pursuant to which $1,500,000 principal amount of the Company's previously outstanding Series C Preferred Shares, plus accrued and unpaid dividends, were exchanged for the Endeavour Note and Endeavour Warrant. See Note
2. "Notes Payable."

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

Results of Operations

Comparison of Six Months Ended December 31, 1999 and 1998

      Net Sales for the six months ended December 31, 1999 were $79,320,837 as compared to $23,262,746 for the same period in 1998, an increase of $56,058,091 or 241%. The increase in net sales was primarily due to the Company's acquisition of Model Home Interiors, Inc. ("MHI") in February 1999, Stylecraft Lamps, Inc. ("Stylecraft") in February 1999, Petals, Inc. ("Petals") in March 1999 and the acquisition of an interest of CSL Lighting Manufacturing, Inc. ("CSL") in March 1999 and the consolidation of Decor in October, 1999.

      Cost of goods sold for the six months ended December 31, 1999 increased to $47,004,243 from $14,960,488 for the same period in 1998, an increase of $32,043,755. Cost of goods sold includes the costs directly related to the recognition of the Company's net sales. The increase in cost of goods sold was primarily due to the Company's acquisitions of Stylecraft, Petals and CSL and the consolidation of Decor in October 1999.

      As a percentage of net sales, cost of goods sold for the six month period ended December 31, 1999 decreased to 59.3% from 64.3% for the same period of the prior year. The concomitant increase in profit margin resulted primarily from the acquisition of additional businesses with higher margin structures particularly Stylecraft and Petals.

      Selling, general and administrative expenses increased to $29,986,626 for the six months ended December 31, 1999 as compared to $7,154,338 for the same period in 1998, an increase of $22,832,288. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales. The increase in general and administrative expenses was primarily due to the Company's acquisitions of MHI, Stylecraft, Petals and CSL and the consolidation of Decor in October, 1999.

      As a percentage of net sales, selling, general and administrative expenses for the six month period ended December 31, 1999 increased to 37.8% from 30.7% for the same period of the prior year. This increase primarily resulted from acquisitions of new businesses with alternative cost structures, particularly Petals, a catalogue company with a higher selling expense ratio than the Company's manufacturing businesses.

      Interest expense and non-cash financing charges increased to $2,770,375 for the six months ended December 31, 1999 from $1,421,769 for the same period in 1998 principally due to financing activities associated with the Company's acquisitions.

      Other expense reported for the six month period ended December 31, 1999 was to $142,993 compared to income of $202,488 for the same period of 1998.

      In October 1999, the Company terminated a voting trust agreement relating to its ownership of preferred shares in Decor Group, Inc. ("Decor"). As a result, the Company began consolidating the results of operations of Decor commencing with the period ended December 31, 1999. The results of Decor are expected to be included in the financial statements of the Company for the foreseeable future.

Liquidity and Capital Resources

      Since the beginning of the fiscal year, the Company has primarily used its cash to support operating activities and for capital expenditures. The Company's primary sources of cash during this period have been the proceeds raised by the issuance of the Limeridge Note (as defined below) and cash flow from operations. In addition, as discussed below, the Company currently has formula based secured financing arrangements with Austin Financial Services, Inc. ("Austin"), NationsBank, N.A. ("NationsBank") and Finova Growth Finance ("Finova"). At December 31, 1999, the Company had working capital of $11,557,743.

      Net cash used in operating activities during the first six months of fiscal 2000 was $1,804,931, principally due to increases in receivables and inventory caused by normal seasonal activity.

      Net cash used in investing activities during the first six months of fiscal 2000 was $7,350,625, due to increases in Model Home's operating inventories of $2,387,479, which are classified by the Company as capital expenditures. Model Home's inventories include interior decorating items that are not immediately offered for resale. Certain of such items are leased to customers. Additionally, the cash portion of the Concepts 4 acquisition was $4,642,138.

      Net cash provided by financing activities during the first six months of fiscal 2000 was $5,066,631.

      The Company has secured formula based financing arrangements with several lenders relating to the operations of its subsidiaries. As of February 7, 2000, the Company owed Austin Financial approximately $9.6 million at an annual rate equal to prime plus 2.0% (10.75% as of the date of this filing), and could borrow approximately an additional $5.0 million relating to the operations of Windsor, Troy, Vanguard, Stylecraft and Decor Group, Inc. As of February 7, 2000, the Company owed NationsBank approximately $2.1 million at an annual rate equal to prime (8.75% as of the date of this filing), and could borrow approximately an additional $1.9 million relating to the operations of MHI. As of February 7, 2000, the Company owed Finova approximately $337,000 at an annual rate equal to prime plus 8.0% (16.75% as of the date of this filing), and could borrow approximately an additional $1.2 million, relating to the operations of the Company's A.P.F. Master Framemakers division. The Company is currently seeking to replace these financing arrangements in an effort to reduce its overall interest expense. There can be no assurance, however, that the Company will be able to obtain sufficient financing on terms that are equal to or more favorable than its current arrangements.

      On October 4, 1999, the Company consummated a transaction with Limeridge LLC ("Limeridge") pursuant to which $5,027,000 principal amount of Series C Preferred Shares, plus accrued and unpaid dividends, were exchanged for a Secured Convertible Note due September 30, 2004 bearing interest at 17% per annum (the "Limeridge Note"). The Company received aggregate proceeds of $7.5 million and after certain fees and expenses, net proceeds of approximately $7.2 million in the transaction. The Limeridge Note has a principal amount of $13,540,626, is secured by the common stock of Petals, Inc., a wholly owned subsidiary of the Company ("Petals"), and convertible after September 30, 2000 into Class A Shares at the fair market value of such securities at the time of conversion. Interest on the Limeridge Note is not payable until the earlier of a redemption, conversion or default of such security, however, the Company is required to pay an administrative fee in connection with the Limeridge Note equal to 1% of the outstanding principal amount of the security per month until the earlier of a redemption, conversion or default of such security. In connection therewith, the Company issued a warrant to purchase 1,000,000 Class A Shares at an exercise price of $2.00 per share (the "Limeridge Warrant"). At any time, the Company may redeem the Limeridge Note at its face value, plus all accrued and unpaid interest, and redeem the Limeridge Warrant at $0.25 per warrant share.

      On December 15, 1999, the Company consummated the transactions contemplated by the Stock Purchase Agreement dated October 27, 1999 by and among Jerry Howard, Dennis Darlington, the Mamer Family Trust and the Company (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, the Company purchased all of the issued and outstanding shares of Concepts 4, Inc., a California corporation ("Concepts 4"), and Concepts 4 became a wholly-owned subsidiary of the Company. Concepts 4 provides interior design and architectural design services and distributes products to the hospitality industry. The purchase price consists of (a) $2,000,000 which was paid at closing, (b) a cash payment of $2,600,000 which was paid on December 20, 1999, (c) a cash payment of $2,822,938 payable on March 10, 2000 (the "March 2000 Payment"), (d) a cash payment of $770,000 payable on December 15, 2000, (e) a cash payment of $1,218,000 payable on December 15, 2001, (f) a cash payment of $1,218,000 payable on December 15, 2002, and (g) a cash payment of $1,007,289 payable on March 10, 2003. The aggregate purchase price was determined in arms-length negotiations between the Company and the former shareholders of Concepts 4. Pursuant to the Stock Purchase Agreement, the Company also agreed to issue Class A Shares with a maximum fair market value of $4,500,000 (the "Earnout Shares") upon the attainment of certain earnings goals by Concepts 4. The amount of the Earnout Shares, if any, issued to the former shareholders will be determined by the earnings of Concepts 4 for the fiscal years 2000, 2001 and 2002.

      In lieu of the March 2000 Payment, the Company may deliver to an escrow account restricted Class A Shares the fair market value of which is equal to $2,822,938 (the "Concepts 4 Escrow Shares"). If at any time the fair market value of the Concepts 4 Escrow Shares falls below 80% of the fair market value of the Concepts 4 Escrow Shares as of March 10, 2000, the Company shall deliver additional Class A Shares into the escrow account so that the fair market value of the Concepts 4 Escrow Shares equals $2,822,938. The Company shall have the right (the "Call Option"), but not the obligation, to redeem the Concepts 4 Escrow Shares (i) from March 10, 2000 to September 10, 2000 upon payment to the former shareholders of $3,105,231.80 in cash, or (ii) from September 10, 2000 to March 10, 2001 upon payment to the former shareholders of $3,387,525.60 in cash. The escrow account will terminate upon the earlier of (x) March 10, 2001, or (y) the date the Company exercises the Call Option. If as of March 10, 2001 the Company has not exercised the Call Option, the Concepts 4 Escrow Shares will be delivered to the former shareholders. For additional information, see the Company's Form 8-K filed December 29, 1999 with the Securities and Exchange Commission.

      On December 31, 1999, the Company consummated a transaction with Endeavour Capital Fund, SA ("Endeavour") pursuant to which $1,500,000 principal amount of Series C Preferred Shares, plus accrued and unpaid dividends, were exchanged for a Secured Convertible Note due September 30, 2004 bearing interest at 17% per annum (the "Endeavour Note"). The Endeavour Note has a principal amount of $1,744,518, is secured by the common stock of Petals, and convertible after September 30, 2000 into Class A Shares at the fair market value of such securities at the time of conversion. Interest on the Endeavour Note is not payable until the earlier of a redemption, conversion or default of such security, however, the Company is required to pay an administrative fee in connection with the Endeavour Note equal to 1% of the outstanding principal amount of the security per month until the earlier of a redemption, conversion or default of such security. In connection therewith, the Company issued a warrant to purchase 110,000 Class A Shares at an exercise price of $2.00 per share (the "Endeavour Warrant"). At any time, the Company may redeem the Endeavour Note at its face value, plus all accrued and unpaid interest, and redeem the Endeavour Warrant at $0.25 per warrant share.

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

Year 2000 Compliance

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies needed to be upgraded to comply with Year 2000 requirements. Prior to the end of 1999, the Company completed a full evaluation of its Year 2000 compliance needs with respect to its financial computer systems and authorized funding of approximately $735,000 and contracted with a Year 2000 consulting service to meet those needs. The Company did not experience any material disruptions in operations involving the transition of dates from 1999 to 2000 and was fully Year 2000 compliant by such time. To date, the Company has not experienced related problems among third parties upon which it relies, including its suppliers and customers. If unforeseen circumstances do arise, however, the foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

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

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities

      On October 18, 1999, the Company added 665,000 Class A Shares to the escrow established in connection with the Company's acquisition of Model Home Interiors, Inc. These issuances were exempt from registration under Section 4(2) of the Securities Act, as transactions by the issuer not involving a public offering.

      On December 31, 1999, the Company consummated a transaction with Endeavour pursuant to which $1,500,000 principal amount, plus accrued and unpaid dividends, of Series C Preferred Shares were exchanged for the Endeavour Note and Endeavour Warrant. See Item 2. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

Item 5. Other Information.

      On January 27, 2000, the Company announced that its Board of Directors adopted a Rights Plan designed to protect the Company's stockholders in the event of takeover action that would deny them the full value of their investment. The terms of the Rights Plan provide for a dividend distribution of one right for each share of common stock to holders of record at the close of business on February 11, 2000. The rights will become exercisable only in the event, with certain exemptions, an acquiring party accumulates 10 percent or more of the Company voting stock, or if a party announces an offer to acquire 30 percent or more of such stock. The rights will expire on November 30, 2009. Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $25.00. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase Interiors stock or shares in an "acquiring entity" at half of the market value. The Company is entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of a 10 percent position in the voting stock.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
No.                                Description
-------                            -----------

4.1 Secured Convertible Note Purchase Agreement dated as of September 30, 1999 between Limeridge LLC and Interiors, Inc.

4.2 Secured Convertible Note dated as of September 30, 1999 in favor of Limeridge LLC

4.3 Common Stock Purchase Warrant dated as of September 30, 1999 in favor of Limeridge LLC.

4.4 Convertible Note Exchange Agreement December 31, 1999, by and between Interiors, Inc. and Endeavour Capital Fund SA

4.5 Secured Convertible Note due September 29, 2004 in favor of Endeavour Capital Fund, SA

4.6 Common Stock Purchase Warrant dated as of December 31, 1999 and Endeavour Capital Fund, SA

10.1 Registration Rights Agreement dated as of September 30, 1999 between Limeridge LLC and Interiors, Inc.

10.2 Security Agreement dated as of September 30, 1999 between Limeridge LLC, Interiors, Inc. and Petals, Inc.

10.3 Registration Rights Agreement dated as of December 31, 1999 between Endeavour Capital Fund, SA and Interiors, Inc.

10.4 Security Agreement dated as of December 31, 1999 between Endeavour Capital Fund, SA, Interiors, Inc. and Petals, Inc.

10.5 Stock Purchase Agreement dated as of July 30, 1999 by and among Interiors, Barry R. Jackson, U.S. Bank Trust and the entities listed on Schedule A annexed thereto*

10.6 Letter Agreement dated August 2, 1999 by and among Interiors, Sovereign, Dominion and Dominion Investment Fund, LLC.*

11    Computation of Earnings per Share

27    Financial Data Schedule

* Incorporated by reference to Annual Report on Form 10-KSB for the year ended June 30, 1999 filed on October 13, 1999;

(b) Reports on Form 8-K

Form 8-K filed December 29, 1999 relating to the acquisition of Concepts 4, Inc. by the Company.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated:                            INTERIORS, INC.


February 14, 1999                       By: /s/  Max Munn
                                           -------------------------------------
                                           Max Munn
                                           Chairman, President and
                                           Chief Executive Officer

February 14, 1999                       By: /s/ Richard P. Belenski
                                           -------------------------------------
                                           Richard P. Belenski
                                           Chief Financial and
                                           Principal Accounting Officer