Form 10QSB
period 2000-03-31
INTERIORS INC
filed 2000-05-15
CIK 921563

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000
                               --------------

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________________to_____________________

Commission file number 0-24352
                       -------

                                 INTERIORS, INC.
                                 ---------------
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

                                 (914) 665-5400
                                 --------------
                (Issuer's Telephone Number, Including Area Code )

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2000, the registrant had 37,269,564 and 2,455,000 outstanding shares of Class A Common Stock and Class B Common Stock, respectively.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                 INTERIORS, INC.

                                Table Of Contents

PART I FINANCIAL INFORMATION

Item 1. Financial Statement

Consolidated Balance Sheet as of March 31, 2000 .......................        3

Consolidated Statements of Operations for the Three Months Ended
  March 31, 2000 and 1999 .............................................        4

Consolidated Statements of Operations for the Nine Months Ended
  March 31, 2000 and 1999 .............................................        5

Consolidated Statement of Changes in Stockholders' Equity for
  the Nine Months Ended March 31, 2000 ................................        6

Consolidated Statements of Cash Flows for the Nine Months Ended
  March 31, 2000 and 1999 .............................................      7-8

Notes to Consolidated Financial Statements ............................     9-10

Item 2. Management's Discussion and Analysis or Plan of Operation .....    11-14

PART II OTHER INFORMATION

Item 2. Changes in Securities .........................................       15

Item 5. Other Information .............................................       15

Item 6. Exhibits and Reports on Form 8-K ..............................       16

                                     PART I
                              FINANCIAL INFORMATION

                                 Interiors, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                                   March 31, 2000
                                                                                                   --------------
Assets

Current Assets:
     Cash and cash equivalents ..................................................................   $   7,166,463
     Accounts receivable, net of allowance for doubtful accounts of $1,209,315 ..................      19,089,423
     Inventories ................................................................................      24,135,886
     Other current assets .......................................................................       6,567,016
                                                                                                    -------------
         Total current assets ...................................................................      56,958,788

Property and Equipment, net .....................................................................      12,624,120

Goodwill, net ...................................................................................      43,481,508

Other Assets ....................................................................................       2,572,586
                                                                                                    -------------
         Total assets ...........................................................................   $ 115,637,002
                                                                                                    =============

Liabilities and Stockholders' Equity

Current Liabilities:
     Notes payable and current maturities of long-term debt .....................................   $  12,956,744
     Accounts payable and accrued liabilities ...................................................      29,367,393
                                                                                                    -------------
         Total current liabilities ..............................................................      42,324,137

Long Term Debt ..................................................................................      31,497,494

Other Long Term Liabilities .....................................................................       1,343,242

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,300,000 shares authorized, 1,055,668 shares issued and outstanding
         Series A Convertible Redeemable Preferred Stock, $.01 par value, 2,870,000 shares
           authorized, 855,668 shares issued and outstanding ....................................           8,557
         Series B Convertible Redeemable Preferred Stock, $.01 par value, 200,000 shares
           authorized, issued and outstanding ...................................................           2,000
     Class A common stock, $.001 par value, 60,000,000 shares
       Authorized, 35,309,501 shares issued, 35,182,594 shares outstanding ......................          35,310
     Class B common stock, $.001 par value, 2,500,000 shares
       Authorized, 2,455,000 shares issued and outstanding ......................................           2,455
     Treasury stock .............................................................................      (1,359,690)
     Additional paid-in-capital .................................................................      63,916,401
     Accumulated deficit ........................................................................     (19,171,024)
     Notes receivable ...........................................................................      (2,961,880)
                                                                                                    -------------
         Total stockholders' equity .............................................................      40,472,129
                                                                                                    -------------
Total Liabilities and Stockholders' Equity ......................................................   $ 115,637,002
                                                                                                    =============

 The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 Three Months ended
                                                                                     March 31,
                                                                             ---------------------------
                                                                               2000            1999(1)
                                                                             -----------     -----------

Net Sales ...............................................................    $48,569,920     $19,475,116

Cost of Goods Sold ......................................................     30,361,007      12,957,708
                                                                             -----------     -----------

      Gross profit ......................................................     18,208,913       6,517,408
                                                                             -----------     -----------

Selling, General, and Administrative Expenses ...........................     17,210,210       7,029,724

      Income (loss) from operations .....................................        998,703        (512,316)
                                                                             -----------     -----------

Other Expenses (Income)
      Interest expense ..................................................      1,763,430         648,553
      Financing charges - non-cash ......................................        152,789         574,308
      Consulting and management fees ....................................        (22,135)       (507,500)
      Minority interest .................................................             --         (58,838)
      Impairment loss on investments and non-operating receivables ......         29,266       4,822,489
                                                                             -----------     -----------
          Total other expense ...........................................      1,923,350       5,479,012
                                                                             -----------     -----------

      Loss before provision for income taxes and extraordinary item .....       (924,647)     (5,991,328)

Provision for Income Taxes ..............................................         62,564          50,000
                                                                             -----------     -----------

      Loss from operations before extraordinary item ....................       (987,211)     (6,041,328)

Extraordinary Loss from Early Extinguishment of Debt ....................             --        (113,013)
                                                                             -----------     -----------

Net Loss ................................................................      ($987,211)    ($6,154,341)
                                                                             ===========     ===========

Loss Per Common Share Basic and Diluted:

      Loss from continuing operations ...................................       (987,211)    ($6,041,328)
      Preferred dividends ...............................................       (106,959)       (607,688)
      Accreted preferred dividends ......................................       (168,000)       (332,000)
                                                                             -----------     -----------
      Net loss from continuing operations attributable to common shares
      before extraordinary item .........................................     (1,262,170)     (6,981,016)
      Extraordinary gain from early extinguishment of debt ..............             --        (113,013)
                                                                             -----------     -----------
      Net loss ..........................................................    ($1,262,170)    ($7,094,029)
                                                                             ===========     ===========

      Loss from continuing operations ...................................         ($0.04)         ($0.31)
      Extraordinary loss from early extinguishment of debt ..............             --           (0.00)
                                                                             -----------     -----------

      Net loss per common share .........................................         ($0.04)         ($0.31)
                                                                             ===========     ===========

Weighted Average Number of Shares -Basic and Diluted ....................     35,186,013      22,699,648
                                                                             ===========     ===========

(1) Fiscal 1999 financial information has been restated as described in Note 1 to these financial statements.

  The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                   Nine Months ended
                                                                                       March 31,
                                                                              -----------------------------
                                                                                 2000             1999(1)
                                                                              ------------      -----------

Net Sales ................................................................    $127,890,757      $42,737,862

Cost of Goods Sold .......................................................      77,365,250       27,918,196
                                                                              ------------      -----------

      Gross profit .......................................................      50,525,507       14,819,666
                                                                              ------------      -----------

Selling, General, and Administrative Expenses ............................      47,196,836       14,353,479

      Income from operations .............................................       3,328,671          466,187
                                                                              ------------      -----------

Other Expenses (Income)
      Interest expense ...................................................       4,339,309        1,978,452
      Financing charges - non-cash .......................................         347,267          929,199
      Consulting and management fees .....................................              --         (627,500)
      Minority interest ..................................................         (54,703)         (58,838)
      Impairment loss on investments and non-operating receivables .......         204,827        4,822,489
                                                                              ------------      -----------
          Total other expense (income) ...................................       4,836,700        7,043,802
                                                                              ------------      -----------

      Loss before provision for income taxes and extraordinary item ......      (1,508,029)      (6,577,615)

Provision for Income Taxes ...............................................         143,114           50,000
                                                                              ------------      -----------
      Loss from operations before extraordinary item .....................      (1,651,143)      (6,627,615)

Extraordinary Gain From Early Extinguishment of Debt .....................              --        1,257,529
                                                                              ------------      -----------

Net Loss .................................................................     ($1,651,143)     ($5,370,086)
                                                                              ============      ===========

Loss Per Common Share - Basic and Diluted:

      Loss from continuing operations ....................................     ($1,651,143)     ($6,627,615)
      Preferred dividends ................................................        (398,749)        (744,366)
      Accreted preferred dividends .......................................      (1,168,000)        (332,000)
                                                                              ------------      -----------
      Net loss from continuing operations attributable to common shares
      before extraordinary item ..........................................      (3,217,892)      (7,703,981)
      Extraordinary gain from early extinguishment of debt ...............              --        1,257,529
                                                                              ------------      -----------
      Net Loss ...........................................................     ($3,217,892)     ($6,446,452)
                                                                              ============      ===========

      Loss from continuing operations ....................................          ($0.09)          ($0.40)
      Extraordinary gain from early of debt ..............................              --             0.07
                                                                              ------------      -----------
      Net loss per common share ..........................................          ($0.09)          ($0.33)
                                                                              ============      ===========

Weighted Average Number of Shares - Basic and Diluted ....................      34,261,388       19,271,239
                                                                              ============      ===========

(1) Fiscal 1999 financial information has been restated as described in Note 1 to these financial statements.

  The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                    For the nine months ended March 31, 2000
                                   (Unaudited)

                                               Series A              Series B           Series C                 Class A
                                            Preferred Stock       Preferred Stock    Preferred Stock           Common Stock
                                            ---------------       ---------------    ---------------           ------------
                                          Shares     Amount     Shares     Amount   Shares    Amount       Shares     Amount
                                          ------     ------     ------     ------   ------    ------       ------     ------
Balance June 30, 1999                  1,066,050    $10,660    100,000     $1,000    6,527       $65   30,173,459    $30,173

 Conversion of preferred stock to
 common stock                           (200,382)    (2,003)                                              601,146        601

 Shares issued in connection with
 employment agreement                                                                                      53,343         53

 Additional shares issued regarding
 MHI acquisition                                                                                        1,633,271      1,633

 Shares issued regarding
 Concepts 4, Inc. Acquisition                                                                           2,434,197      2,435

 Retirement of stock                     (10,000)      (100)                                               (4,833)        (4)

 Reclassification of Preferred
 Series B to Equity                                            100,000      1,000

 Conversion of Preferred Series C
 shares to debt                                                                     (6,527)      (65)

 Conversion of debt to equity                                                                             200,000        200

 Repurchase of common shares

 Payments received on notes
 receivables

 Warrants issued in connection
 with debt

 Preferred Series C dividend

 Stock Dividend, net of reversal                                                                          218,918        219

 Net loss through March 31, 2000

Balance March 31, 2000                   855,668     $8,557    200,000     $2,000       --       $--   35,309,501    $35,310


                                               Class B    Additional Paid  Retained Earnings  Treasury      Note
                                           Common Stock    in Capital        (Deficit)         Stock      Receivable      Total
                                           ------------    ----------        ---------         -----      ----------      -----
                                        Shares    Amount
                                        ------    ------
Balance June 30, 1999                2,455,000    $2,455   $65,531,022      $(17,048,703)   $(1,317,023)  $(3,211,880)  $43,997,769

 Conversion of preferred stock to
 common stock                                                    1,402

 Shares issued in connection with
 employment agreement                                           74,947                                                      $75,000

 Additional shares issued regarding
 MHI acquisition                                                (1,633)

 Shares issued regarding
 Concepts 4, Inc. Acquisition                                3,102,797                                                   $3,105,232

 Retirement of stock                                           (24,896)                                                    $(25,000)

 Reclassification of Preferred
 Series B to Equity                                            999,000                                                   $1,000,000

 Conversion of Preferred Series C
 shares to debt                                             (6,526,935)                                                 $(6,527,000)

 Conversion of debt to equity                                  291,467                                                     $291,667

 Repurchase of common shares                                                                    (42,667)                   $(42,667)

 Payments received on notes
 receivables                                                                                                  250,000      $250,000

 Warrants issued in connection
 with debt                                                     277,500                                                     $277,500

 Preferred Series C dividend                                                    (279,229)                                 $(279,229)

 Stock Dividend, net of reversal                               191,730          (191,949)

 Net loss through March 31, 2000                                              (1,651,143)                               $(1,651,143)

Balance March 31, 2000               2,455,000    $2,455   $63,916,401      $(19,171,024)   $(1,359,690)   $2,961,880   $40,472,129

  The accompanying notes are an integral part of these consolidated statements

                                 Interiors, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Nine Months ended
                                                                                                  March 31,
                                                                                          ---------------------------
                                                                                             2000            1999 (1)
                                                                                          -----------     -----------
Cash Flow From Operating Activities:
     Net Loss ........................................................................    $(1,651,143)    $(5,370,086)

Adjustments To Reconcile Net Loss To Net Cash (Used In) Provided By Operating Activities:
     Depreciation and amortization ...................................................      4,348,902       1,340,612
     NBV of rental property disposed .................................................      1,113,212         177,300
     Reserve for restructuring .......................................................       (480,528)             --
     Provision for losses on accounts receivable .....................................        118,443          94,369
     Gain on sale of fixed assets                                                              (3,588)             --
     Non-cash Write-off of non-productive assets                                              200,515              --
     Reserve for inventory ...........................................................        151,259              --
     Impairment loss on investments and non-operating receivables ....................             --       4,822,489
     Non-cash financing charge .......................................................        347,267         929,199
     Provision for issuance of stock .................................................         75,000         341,700
     Minority interest in subsidiary .................................................        (54,703)        746,154

Changes In Assets and Liabilities:
     Decrease (increase) in accounts receivable, trade ...............................     (2,794,611)       (193,408)
     Decrease (increase) in inventories ..............................................     (2,636,019)       (267,333)
     Decrease (increase) in prepaid expenses and other current assets ................     (1,238,057)     (2,129,751)
     Decrease (increase) in other assets .............................................       (928,134)        159,232
     Increase (decrease) in other long term liabilities ..............................        (64,570)             --
     Increase (decrease) in accounts payable and accrued expenses ....................       (202,690)       (464,613)
                                                                                          -----------     -----------
     Net cash used in operating activities ...........................................     (3,699,445)        185,864
                                                                                          -----------     -----------

Cash Flow From Investing Activities:
     Capital expenditures ............................................................     (4,291,265)       (750,824)
     Increase in deferred charges ....................................................       (427,706)             --
     Acquisition of Concepts 4 .......................................................     (4,819,881)             --
     Acquisition of Bentley International ............................................             --      (2,106,767)
     Acquisition of Troy Lighting ....................................................             --      (2,190,513)
     Acquisition of MHI ..............................................................             --      (2,274,587)
     Acquisition of CSL ..............................................................             --        (703,406)
     Acquisition of Stylecraft Lamps .................................................             --     (10,573,311)
     Acquisition of Petals ...........................................................             --      (6,865,121)
                                                                                          -----------     -----------
     Net cash used in investing activities ...........................................     (9,538,852)    (25,464,529)
                                                                                          -----------     -----------

Cash Flow From Financing Activities:
     Net proceeds from issuance of debt ..............................................     10,635,629      16,342,147
     Repurchase of common shares .....................................................        (42,667)             --
     Retirement of stock .............................................................        (25,000)             --
     Repayments of note receivable                                                            250,000              --
     Repayments of debt and capitalized lease obligations ............................     (3,073,215)    (13,768,624)
     Net proceeds from exercise of common stock warrants .............................             --      19,320,302
     Net proceeds from exercise of common and preferred stock ........................             --      10,185,020
                                                                                          -----------     -----------
     Net cash provided by financing activities .......................................      7,744,747      32,078,845
                                                                                          -----------     -----------
     Net increase (decrease) in cash .................................................     (5,493,550)      6,800,180
     Cash, beginning of period .......................................................     12,660,013       5,202,473
                                                                                          -----------     -----------
     Cash, end of period .............................................................     $7,166,463     $12,002,653
                                                                                          ===========     ===========

(1) Fiscal 1999 financial information has been restated as described in Note 1 to these financial statements.

 The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                                Nine Months ended
                                                                                                    March 31,
                                                                                             ------------------------
                                                                                               2000          1999(1)
                                                                                             ----------    ----------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for -
     Interest ..........................................................................     $3,025,566    $1,361,408
     Taxes .............................................................................         14,960        17,304

Non-Cash Financial Activities:
     Conversion of Series A Preferred Stock to Class A Common Stock ....................          1,402         5,790
     Stock issuance for finance charges ................................................             --        65,073
     Conversion of Series C Preferred Stock to debt ....................................      6,527,000            --
     Stock issuance for services .......................................................             --       342,910
     Promissory note conversion ........................................................        250,000     1,735,000
     Stock issuance in connection with legal settlement ................................             --        42,410
     Stock issuance per employment agreement ...........................................         75,000       125,000
     Common Stock issued for preferred dividends .......................................        191,949       258,703
     Class A Common Stock repurchased in conjunction with early extinguishment of debt .             --    (1,317,023)

Supplemental disclosure of cash flows related to acquisitions:
     Fair value of assets acquired, excluding cash .....................................      2,839,415    41,263,434
     Issuance of common stock ..........................................................             --    (5,806,250)
     Issuance of preferred stock .......................................................             --    (2,027,000)
     Issuance of notes payable .........................................................     (7,036,227)   (2,230,766)
     Issuance of warrants ..............................................................             --        50,000
     Payments in connection with acquisitions, net of cash acquired ....................      1,174,813   (22,886,899)
     Liabilities assumed ...............................................................      6,668,324    27,442,410

Supplemental disclosure of non cash items from investing and financing activities:
     Issuance of common stock in connection with acquisitions ..........................             --     5,806,250
     Issuance of preferred stock in connection with acquisitions .......................             --     2,027,000
     Issuance of warrants in connection with convertible debentures ....................        277,500     1,000,000
     Issuance of Class B Common Shares in connection with Laurie Munn debt guarantees ..             --     2,455,000
     Issuance of debt in connection with acquisitions ..................................      7,036,227     2,230,766

(1) Fiscal 1999 financial information has been restated as described in Note 1 to these financial statements.

 The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

1. Basis Of Presentation

      The financial statements included herein are unaudited and have been prepared by Interiors, Inc., a Delaware corporation (the "Company"), in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company and its subsidiaries as of March 31, 2000 and the results of operations of the Company and its subsidiaries for the three and nine-month periods ended March 31, 2000 and 1999. Certain financial information for the prior year has been reclassified in the current financial statements to conform to the current presentation.

      The Company's results of operations during the three and nine months ended March 31, 2000 are not necessarily indicative of any future results. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999, as amended.

      The March 31, 1999 financial statements included herein have been restated from those previously filed in Form 10-Q for the quarter ended March 31, 1999. The Company disclosed in its Form 10-K for the fiscal year ended June 30, 1999 in Note 3. "Investment in Affiliates" that it recorded in the third quarter of fiscal 1999 an impairment loss of its investment in Decor, approximately $3.3 million. The Company also established reserves for the uncollectiblility of its receivable, approximately $1.0 million owed to the Company from Decor, and the possibility that the Company would be required to pay $522,000 pursuant to its guaranty of indebtedness. All of the above items resulted in the net loss being increased by $4,822,489 in the three and nine month periods ended March 31, 1999.

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

      The Company has consummated several acquisitions during fiscal years 2000, 1999 and 1998. While management believes that the company operates in one overall business segment, as its businesses are integrated management will be better able to assess the company's segment reporting requirements. During the period of integration and growth, including the installation of an enterprise wide software system, the company is managing the business on a geographic basis.

      In October 1999, the Company terminated a voting trust agreement relating to its ownership of preferred shares in Decor Group, Inc. ("Decor"). As a result, the Company began consolidating the results of operations of Decor commencing with the period ended December 31, 1999. The results of Decor are expected to be included in the financial statements of the Company for the foreseeable future. For the year ended March 31, 1999, Decor had annual sales of approximately $4.9 million and net loss of $2.7 million. This consolidation has been accounted for under the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the termination of the voting trust agreement. The allocation of purchase price is subject to revision when additional information concerning the asset and liability valuations become available. Accordingly, the final purchase price allocation could differ. The excess of purchase price over the fair values of net assets acquired was approximately $1,372,406 and has been recorded as goodwill in the consolidated balance sheet, and is being amortized on a straight-line basis over forty years.

2. Notes Payable.

      On January 24, 2000, the Company executed a $1,000,000 promissory note in favor of Don M. Landis (the "Second Landis Note"). The Second Landis Note accrues interest at a rate of 24%, matures on May 22, 2000 and is secured by the assets of Petals. The proceeds of the Second Landis Note were used for working capital and general corporate purposes. The Company is currently seeking an extension of the maturity date.

      For a discussion of the Limeridge Note (as defined below) and the Endeavour Note (as defined below) see Management's Discussion and Analysis or Plan of Operations.

3. Shareholders' Equity.

      In December 1999, the Company acquired all of the outstanding capital stock of Concepts 4, Inc., a company that employs interior designers, architects and merchandisers to the hospitality industry ("Concepts 4"). On March 21, 2000, the Company delivered 2,434,197 Class A Shares to the former shareholders of Concepts 4. Such securities are being held in escrow until March 10, 2001. If such securities are worth less than $3,387,252.60 on March 10, 2001, the Company will issue to the shareholders additional shares equal to the amount of shortfall and the shares will be released from escrow. If such securities are worth more than $3,387,252.60, the shareholders will return to the Company a number of shares equal to the amount of the excess. The Company may repurchase these securities for $3,105,231.80 from March 10, 2000 until September 10, 2000 and thereafter until March 10, 2001 for $3,387,252.60. See Item 2. "Changes in Securities."

      As of January 31, 2000, the right to seek mandatory redemption with respect to $1.0 million of the Series B Preferred Shares expired without exercise. Accordingly, such amount has been reclassified and is presented in the Company's consolidated balance sheet at March 31, 2000 as stockholders' equity.

      In April 2000, the Company released 763,561 Class A Shares from the escrow previously established in connection with the Company's acquisition of Model Home Interiors, Inc. ("MHI"). During the first year following the acquisition, MHI achieved certain threshold criteria established at the time of the transaction resulting in the delivery of these contingent earn-out shares to the former shareholders of MHI. For the nine month period ended March 31, 2000, the Company has added $1,633,271 Class A Shares to the escrow. See Item 2. "Changes in Securities."

4. Related Party Transactions.

      During fiscal 1999, the Company made advances aggregating $50,000 to the Company's Chief Executive Officers for an aggregate outstanding balance of $297,357 as of March 31, 2000. These advances are expected to be repaid by June 30, 2000 and have been incldued in the current assets in the accompanying consolidated balance sheet.

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

Results of Operations

Comparison of Nine Months Ended March 31, 2000 and 1999

      Net Sales for the nine months ended March 31, 2000 were $127,890,757 as compared to $42,737,862 for the same period in 1999, an increase of $85,162,895 or 199%. The increase in net sales was primarily due to the Company's acquisitions of Model Home Interiors, Inc. ("MHI") and Stylecraft Lamps, Inc. ("Stylecraft") in February 1999, the acquisitions of Petals, Inc. ("Petals") and CSL Lighting Manufacturing, Inc. ("CSL") in March 1999, the consolidation of Decor in October 1999 and the acquisition of Concepts 4, Inc. ("Concepts 4") in December 1999.

      Cost of goods sold for the nine months ended March 31, 2000 increased to $77,365,250 from $27,918,196 for the same period in 1999, an increase of $49,477,054. Cost of goods sold includes the costs directly related to the recognition of the Company's net sales. The increase in cost of goods sold was primarily due to the Company's acquisitions of MHI, Stylecraft, Petals, CSL and Concepts 4.

      As a percentage of net sales, gross profit for the nine-month period ended March 31, 2000 increased to 39.5% from 34.6% for the same period of the prior year. The increase in profit margin resulted primarily from the acquisition of additional businesses with higher margin structures particularly Stylecraft and Petals.

      Selling, general and administrative expenses increased to $47,196,836 for the nine months ended March 31, 2000 as compared to $14,353,479 for the same period in 1999, an increase of $32,843,357. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales. The increase in general and administrative expenses was primarily due to the Company's acquisitions of MHI, Stylecraft, Petals, CSL and Concepts 4.

      As a percentage of net sales, selling, general and administrative expenses for the nine month period ended March 31, 2000 increased to 36.9% from 33.5% for the same period of the prior year. This increase primarily resulted from acquisitions of new businesses with alternative cost structures, particularly Petals, a catalogue company, with a higher selling expense ratio than the Company's manufacturing businesses.

      Interest expense and non-cash financing charges increased to $4,686,576 for the nine months ended March 31, 2000 from $2,907,651 for the same period in 1999.

      Other expense for both the three and nine-month periods ended March 31, 2000 is signifantly lower than the comparable periods in fiscal 1999 due to the Company reporting an impairment loss, which is more fully described in Note 1 of the accompanying consolidated financial statements, in the third quarter of fiscal 1999.

      The Company is further evaluating the carrying values of its recoverables and inventory in CSL. CSL's current annualized net sales are approximately $6.0 million.

Liquidity and Capital Resources

      Since the beginning of the fiscal year, the Company has primarily used its cash to support operating activities and for capital expenditures. The Company's primary sources of cash during this period have been the proceeds raised by the issuance of the Limeridge Note (as defined below), the Endeavour Note (as defined below), the Second Landis Note and cash flow from operations. In addition, as discussed below, the Company currently has formula based secured financing arrangements with Austin Financial Services, Inc. ("Austin"), NationsBank, N.A. ("NationsBank") and Finova Growth Finance ("Finova"). At March 31, 2000, the Company had working capital of $13,134,651

      Net cash used in operating activities during the first nine months of fiscal 2000 was $3,699,445, principally due to increases in receivables and inventory caused by normal seasonal activity.

      Net cash used in investing activities during the first nine months of fiscal 2000 was $9,538,852, due to increases in capital expenditures and the Concepts 4 acquisition. Capital expenditures increased mainly due to MHI's operating inventories of $2,439,477, which are classified by the Company as capital expenditures. MHI's inventories include interior decorating items that are not immediately offered for resale. Certain of such items are leased to customers. Additionally, the cash portion of the Concepts 4, Inc. acquisition was $4,819,881.

      Net cash provided by financing activities during the first nine months of fiscal 2000 was $7,744,747.

      The Company has secured formula based financing arrangements with several lenders relating to the operations of its subsidiaries. As of May 9, 2000, the Company owed Austin Financial approximately $7.9 million at an annual rate equal to prime plus 2.0% (11.0% as of the date of this filing), and could borrow approximately an additional $2.1 million relating to the operations of Windsor, Troy, Vanguard, Stylecraft and Decor. As of May 9, 2000, the Company owed NationsBank approximately $2.6 million at an annual rate equal to prime (9.0% as of the date of this filing), and could borrow approximately an additional $300,000 relating to the operations of MHI. As of May 9, 2000, the Company owed Finova approximately $804,000 at an annual rate equal to prime plus 8.0% (17.0% as of the date of this filing), and could borrow approximately an additional $21,000, relating to the operations of the Company's A.P.F. Master Framemakers division. The Company is currently seeking to replace these financing arrangements in an effort to reduce its overall interest expense. There can be no assurance, however, that the Company will be able to obtain sufficient financing on terms that are equal to or more favorable than its current arrangements.

      On May 3, 2000, the Company announced that Foothill Capital Corporation, a subsidiary of Wells Fargo Company, approved a $25.0 million senior credit facility. The credit facility, a combination of term loans and revolving loans, is anticipated to close by the end of May or early June. The proceeds will be used to refinance existing senior credit facilities currently bearing significantly higher interest rates, to repay debt obligations, and for working capital and other general corporate purposes. The Company expects that this refinancing will reduce its annual interest expense by approximately $500,000. The credit facility is subject to the execution of definitive agreements and other conditions customary to transactions of this nature.

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

      In lieu of the March 2000 Payment, the Company delivered 2,434,197 Class A Shares to the former shareholders of Concepts 4. Such securities are being held in escrow until March 10, 2001. If the fair market value of these shares falls below 80% of the fair market value of the shares on March 10, 2000, the Company will deliver additional Class A Shares into the escrow so that the aggregate fair market value of the shares equals $2,822,938. As of April 7, 2000, such shares were below this value and the Company added 1,947,358 additional shares to the escrow. If such securities are worth less than $3,387,252.60 on March 10, 2001, the Company will issue to the shareholders additional shares equal to the amount of shortfall and the shares will be released from escrow. If such securities are worth more than $3,387,252.60 on March 10, 2001, the shareholders will return to the Company a number of shares equal to the amount of the excess. The Company may repurchase these securities for $3,105,231.80 from March 10, 2000 until September 10, 2000 and thereafter until March 10, 2001 for $3,387,252.60. This acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the date of acquisition. The allocation of purchase price is subject to revision when additional information concerning the asset and liability valuations become available. Accordingly, the final purchase price allocation could differ. See Item 2. "Changes in Securities." For additional information, see the Company's Form 8-K, as amended, filed with the Securities and Exchange Commission.

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

      On January 24, 2000, the Company executed a $1,000,000 promissory note in favor of Don M. Landis (the "Second Landis Note"). The Second Landis Note accrues interest at a rate of 24%, matures on May 22, 2000 and is secured by the assets of Petals. The proceeds of the Second Landis Note were used for working capital and general corporate purposes.

      As of January 31, 2000, the right to seek mandatory redemption with respect to $1.0 million of the Series B Preferred Shares expired without exercise. Accordingly, such amount has been reclassified and is presented in the Company's balance sheet at March 31, 2000 as stockholders' equity.

      During the past year, the Company has conducted an active acquisition program using cash, stock and debt as consideration in its transactions. In order to accomplish additional acquisitions, the Company anticipates that it will required to pay additional cash, issue additional shares of stock and/or incur additional debt.

      The Company believes that its current cash, cash flow from operations, and available lines of credit will enable it to meet its working capital and capital expenditure requirements through the third quarter of fiscal 2001.

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

Year 2000 Compliance

      Prior to the end of 1999, the Company completed a full evaluation of its Year 2000 compliance needs with respect to its financial computer systems and spent approximately $200,000 on consulting service to meet those needs. The Company did not experience any material disruptions in operations involving the transition of dates from 1999 to 2000 and was fully Year 2000 compliant by such time. To date, the Company has not experienced related problems among third parties upon which it relies, including its suppliers and customers. If unforeseen circumstances do arise, however, the foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

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

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities

      In December 1999, the Company acquired all of the outstanding capital stock of Concepts 4, Inc., a company that employees interior designers, architects and merchandisers to the hospitality industry ("Concepts 4"). On March 21, 2000, the Company delivered 2,434,197 Class A Shares to the former shareholders of Concepts 4. Such securities are being held in escrow until March 10, 2001. If such securities are worth less than $3,387,252.60 on March 10, 2001, the Company will issue to the shareholders additional shares equal to the amount of shortfall and the shares will be released from escrow. If such securities are worth more than $3,387,252.60, the shareholders will return to the Company a number of shares equal to the amount of the excess. The Company may repurchase these securities for $3,105,231.80 from March 10, 2000 until September 10, 2000 and thereafter until March 10, 2001 for $3,387,252.60.

      In April 2000, the Company released 763,561 Class A Shares from the escrow previously established in connection with the Company's acquisition of Model Home Interiors, Inc. ("MHI"). During the first year following the acquisition, MHI achieved certain threshold criteria established at the time of the transaction resulting in the delivery of these contingent earn-out shares to the former shareholders of MHI.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit No.                         Description
----------                          -----------

2.1 Stock Purchase Agreement dated October 27, 1999 by and among Interiors, Inc., Jerry Howard, Dennis Darlington, and the Mamer Family Trust dated October 1, 1997*

2.2 First Amendment to Stock Purchase Agreement dated December 15, 1999 by and among Interiors, Inc., Jerry Howard, Dennis Darlington and the Mamer Family Trust dated October 1, 1997*

4.1 Secured Convertible Note Purchase Agreement dated as of September 30, 1999 between Limeridge LLC and Interiors, Inc.**

4.2 Secured Convertible Note dated as of September 30, 1999 in favor of Limeridge LLC**

4.3 Common Stock Purchase Warrant dated as of September 30, 1999 in favor of Limeridge LLC.**

10.1 Registration Rights Agreement dated as of September 30, 1999 between Limeridge LLC and Interiors, Inc.**

10.2 Security Agreement dated as of September 30, 1999 between Limeridge LLC, Interiors, Inc. and Petals, Inc.**

11          Computation of Earnings per Share

27          Financial Data Schedule

* Incorporated by reference to Current Report on Form 8-K filed with the Commission on December 29, 1999;

** Incorporated by reference to Annual Report on Form 10-KSB for the year ended June 30, 1999 filed on October 13, 1999;

(b)   Reports on Form 8-K

Form 8-K/A filed February 28, 2000 relating to the acquisition of Concepts 4, Inc. by the Company.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated:                              INTERIORS, INC.


      May 15, 2000                        By: /s/ Max Munn
                                          --------------------------------------
                                                  Max Munn
                                                  Chairman, President and Chief
                                                  Executive Officer


      May 15, 2000                        By: /s/ Robert J. Conologue
                                          --------------------------------------
                                                  Robert J. Conologue
                                                  Chief Financial and Principal
                                                  Accounting Officer