Form 10-K
period 2000-06-30
INTERIORS INC
filed 2000-10-13
CIK 921563

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: June 30, 2000 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

                         Commission file number 0-24352

                                 INTERIORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                 13-3590047
----------------------------------------    ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

      320 Washington Street
      Mt. Vernon, New York                                 10553
----------------------------------------    ------------------------------------
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on October 11, 2000, was approximately $12,568,183.

      As of October 11, 2000, the registrant had outstanding 45,142,524 shares of Class A Common Stock, $.001 par value per share ("Class A Shares"), and 2,455,000 shares of Class B Common Stock, $.001 par value per share ("Class B Shares").

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the definitive proxy statement of the registrant, which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                 INTERIORS, INC.
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business............................................  1
Item 2.  Properties......................................................... 12
Item 3.  Legal Proceedings.................................................. 12
Item 4.  Submission of Matters to a Vote of Security Holders................ 12

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................  13
Item 6.  Selected Financial Data...........................................  14
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........  22
Item 8.  Financial Statements and Supplementary Data.......................  22
Item 9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure..............................  22

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................  23
Item 11. Executive Compensation............................................  23
Item 12. Security Ownership of Certain Beneficial Owners and Management....  23
Item 13. Certain Relationships and Related Transactions....................  23

                                     PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K............  23

                                     PART I

Item 1. Business.

Overview

            Interiors, Inc., a Delaware corporation ("Interiors" or the "Company"), is a designer, manufacturer and marketer of a broad range of decorative accessories for the residential, commercial, institutional and contract markets, including museum-quality traditional and contemporary picture frames, framed wall mirrors, oil paintings and prints under glass, portable and installed lighting and lighting fixtures, sculptures and decorative tabletop accessories and silk floral and tree arrangements. Interiors primarily markets its products to retailers in the home furnishings industry, including furniture stores, home furnishings centers, catalog retailers, home improvement centers, department stores and lighting retailers. The Company's silk flower and tree arrangements, as well as other accessories, are sold directly to consumers through a direct mail catalogue and the internet. The Company also provides design, merchandising and leasing services to the homebuilding and hospitality industries. The Company believes that it has a unique competitive advantage in serving a broad range of customers because of the breadth and depth of its product lines as well as its ability to coordinate design among several product categories.

            Interiors' goal is to become the premier, national single-source provider of decorative accessories to the home furnishings industry. To achieve this goal, Interiors has begun consolidating the highly fragmented decorative accessories industry, rapidly establishing its national presence through the acquisition, integration, and growth of established, well-regarded manufacturers of decorative accessories. The Company's business strategy was developed in response to changing demands of large retailers, who seek to increase "single-sourcing" of inventory purchases in order to reduce distribution and related expenses, including styling costs associated with coordinating related products from multiple vendors. Interiors intends to integrate and optimize the operations of acquired companies by consolidating into operating units with centralized management, which the Company believes will lead to better product design and greater efficiency in manufacturing, shipping and inventory management, resulting in increased sales.

            From 1994 through early 1998, Interiors' principal operating division was A.P.F. Master Framemakers, a manufacturer of antique and contemporary picture and mirror frames for museums, art galleries, interior designers, collectors, frame retailers, and upscale furniture and department stores. Since that time, the Company has been rapidly acquiring additional businesses in the decorative accessories industry significantly expanding its product lines. As a result of these transactions, the Company's business now includes the design, manufacture and distribution of a broad range or decorative accessories.

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

            The Company's principal executive offices are located at 320 Washington Street, Mt. Vernon, New York 10553; its telephone number is (914) 665-5400.

Industry

            According to the most recent bi-annual Universe Study conducted by Home Accents Today, domestic retail sales of home furnishings accessories totaled $54 billion in 1998. The two categories most relevant to the Company are wall decor and portable lamps, which together accounted for 21.3% of total industry sales, or $11.5 billion, in 1998. Wall decor consists of three segments: framed art, framed mirrors and miscellaneous wall objects such as metal sculpture. The Company has strong product lines in each of these categories. The market for wall decor has been growing rapidly in recent years. Retail sales of wall decor, which were $3.8 billion in 1997, increased by 13% in 1998 to $4.3 billion. The bi-annual Home Accents Today Universe Study estimated growth for 1999 at 10%, resulting in anticipated total sales in excess of $4.8 billion in 1999. This represents a compound annual growth rate of 11.5% since 1997.

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

Acquisition and Expansion Strategy

            The Company's strategic objective since 1998 has been to become the premier, national single-source provider of decorative accessories to the home furnishings industry. Key elements of the Company's strategy to accomplish this objective have been to (i) acquire independent manufacturers of decorative accessories; (ii) integrate the operations of its operating divisions and capture economies of scale; (iii) expand the Company's product lines through acquisition and internal growth; and (iv) expand into new markets. Although the Company successfully acquired nine business units since March 1998, it has experienced difficulty in accomplishing the other key elements of its expansion strategy. Accordingly, the Company has incurred significant net losses for the fiscal years ended June 30, 2000 and 1999. Subject to improvement in the Company's financial condition and results of operation in future periods, the Company will seek to continue its acquisition and expansion strategy. See "Certain Additional Factors to Consider."

            Continue Growth Through Acquisitions. The Company has rapidly established a national presence and critical customer mass by acquiring several established, well-regarded companies which design, manufacture and distribute decorative accessories in selected regions throughout the United States. Subject to the Company's ability to raise additional capital, the Company intends to continue its acquisition strategy by acquiring additional manufacturers of decorative accessories in order to deepen and broaden its market presence and to expand its product offerings. Given the increasing pressure from large retailers to consolidate, the Company believes that smaller manufacturers of decorative accessories will continue to be attracted to, and benefit from, the growth opportunity provided by the Company. As part of its long-term growth strategy, management intends to generally pursue companies with annual revenues ranging from $5 million to $25 million, a moderate- to premium-priced product line, a positive reputation in the marketplace and profitable operations. The Company has only had preliminary discussions and currently has no agreement to acquire any potential acquisitions candidates.

            Integrate Operations and Capture Economies of Scale. To support the growth of its business, the Company is attempting to implement a program designed to maximize operating efficiencies by reducing manufacturing costs, increasing inventory turnover and enhancing its management information systems. As a result of this program, the Company hopes to integrate and optimize the operations of the companies it acquires by (i) consolidating operations into operating units with centralized management, (ii) providing the acquired companies with material requirements planning software, which better determines inventory requirements,
(iii) linking ordering systems through EDI, which permits the computerized receipt of customer orders, billing and exchange of information with customers, and (iv) providing the acquired companies with the Company's integrated support services. To date, the Company has had only limited success in being able to integrate its management information systems. This situation has created difficulty for the Company's management in its ability to manage a diverse group of geographically dispersed business units. Management believes that the eventual centralization of these functions will lead to increased sales, better product design, and greater efficiency in manufacturing, shipping and inventory management. The Company also has significant opportunities for cross-marketing the products of its various operating units.

            Expand Product Lines. Interiors continuously introduces new products to complement new trends in interior design and decorating. As the Company grows, management intends to centralize and coordinate product design throughout the Company. Management believes that the Company's acquisitions and integration activities will also enhance the Company's ability to design and manufacture new products which are coordinated with products from the Company's other product lines. Although the Company does not currently have any licensing arrangements with nationally recognized designer labels, the Company intends to pursue licensing arrangements by seeking and forming strategic alliances with designer labels (i.e., product brands with national or international recognition) which are expected to either (i) grant the Company the right to develop, market and sell certain of the Company's products under the designer label's brand name or
(ii) grant a designer label the right to market and sell certain of the Company's products under the designer label's brand name. These types of licensing arrangements would be expected to bolster the Company's product development efforts.

            Expand Into New Markets. The Company intends to expand the distribution of its products into new domestic markets and the international market. Initially, the Company intends to focus on those markets in which it already has achieved some market penetration or for which access is facilitated through existing distribution channels and relationships. Currently, the Company principally sells home furnishings and accessory items through the domestic wholesale market and, to a more limited extent, the domestic retail market. The Company intends to expand its business by increasing the Company's retail sales through direct marketing and catalogue sales through its Petals subsidiary, and to include design, merchandising and leasing services to the hospitality and assisted living industries through its subsidiary, Habitat Solutions, Inc.

Acquisition History

            Set forth below is a list of the Company's acquisitions within the past three fiscal years along with the date of acquisition, trade or brand names and product categories related to each acquired company, and the approximate amount of aggregate annual sales for the businesses acquired in the full year prior to acquisition.

                                                                                             Approximate
Date              Company                  Trade or Brand Names     Product Categories       Annual Sales
----              -------                  --------------------     ------------------       ------------

March 1998        Vanguard Studios, Inc.   Serengeti                Framed mirrors,          $13.4 million
                                           International;           paintings and prints;
                                           Vanguard Studios; Lee    lighting products;
                                           Reynolds                 sculptures and
                                                                    tabletop accessories

March 1998        Artmaster Studios, Inc.  Renaissance; Artmaster   Framed mirrors,          $6.8 million
                                           Studios                  paintings and prints;
                                                                    lighting products

July 1998         Windsor Art, Inc.        Windsor; Dolbi Cashier   Framed paintings and     $12.7 million
                                                                    prints; framed mirrors

August 1998       Troy Lighting, Inc.      Troy-Lite                Lighting products        $12.5 million

February 1999     Model  Home  Interiors,  Model Home Interiors     Interior design and,     $12.3 million
                  Inc.                                              merchandising

February 1999     Stylecraft Lamps, Inc.   Stylecraft Lamps         Lighting products        $25.4 million

March 1999        CSL Lighting             Creative Systems         Lighting products        $12.3 million
                  Manufacturing, Inc.(1)   Lighting, Ortek

March 1999        Petals, Inc.             Petals                   Silk  floral  and  tree  $42.0 million
                                                                    arrangements

December 1999     Concepts 4, Inc.         Concepts 4               Architectural    design  $20.0 million
                                                                    and merchandising

------------

(1) The Company acquired a 51% interest in CSL.

Possible Sale of Businesses

            Although the Company plans to continue its growth through strategic acquisitions, the Company is also exploring the sale of certain business units, including some of its west coast decorative accessories group and its design merchandising and leasing business. That Company believes these businesses are not core to its strategic plan to become the premier, national single-source provider of decorative accessories to the home furnishings industry.

            As of October 2000, the Company has only had preliminary discussions with potential purchasers and currently has no agreement to sell any business unit. There can be no assurance that any of these discussions will ultimately lead to the consummation of the sale of any business or similar transaction.

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

            Picture Frames and Framed Mirrors. Interiors is a leader in producing high-end, custom frames for paintings, prints and mirrors. The Company also restores frames. The Company's frames are primarily reproductions of antique frames made to look as distressed as genuine frames from that period would look today. Customers select any combination of elements from the Company's library of approximately 1,500 elements to generate the frame style best suited for the picture or mirror and/or their decorating needs. These elements have been collected over decades, mostly through the Company's restoration activities, and primarily represent features from antique frames, many of which cannot be replicated. The Company's skilled craftspeople hand produce the frame based on the elements selected by the customer. Frame prices range from $300 to $52,000, but more typically are between $800 and $4,000.

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

            Silk Flower and Tree Arrangements. The Company designs and manufactures high-quality silk flower and tree arrangements utilizing unique stems and other components. The Company's silk flower business, Petals, started over 65 years ago, was a pioneer in the industry and has enjoyed a very satisfied and loyal customer following ever since. The Company's products can be used to decorate homes, apartments and offices. Petals is constantly introducing many original creations to meet the changing demands of its customers. The main avenue for distribution of its silk flower and tree arrangements is through direct mail-order sales. The Company is the leading mail-order catalogue source for decorative artificial flowers and accessories for the home. Catalogues are approximately 56 pages and contain over 200 different floral designs and accessories. The catalogue is published and updated four times a year to coincide with the major seasons of Spring, Summer, Fall and Christmas. Petals also has five retail locations throughout the New York metropolitan area and an interactive website, Petals.com.

            Sculptures and Tabletop Accessories. The Company manufactures and distributes hand-crafted hydrocal sculptures and tabletop accessories. The Company's products in this category sell for $75 to $200 at retail. The Company's sculptures and tabletop accessories are sold primarily under the trade names of Vanguard Studios and Serengeti International.

            Design, Merchandising and Leasing Services. The Company provides design, purchasing, installation and leasing services to the homebuilding and hospitality industries. The Company's experienced team of designers create specific interior designs to be used in model homes by homebuilders. The designs are created to promote the sale of new homes by highlighting both the features of the homes and targeting specific consumer markets. The Company purchases and installs in the model homes all of the furniture and decorative accessories, many of which are designed and manufactured by the Company, and either resells or leases the furniture and accessories to homebuilders. The Company also provides architectural design and merchandising services to the hospitality industry. The Company's design, merchandising and leasing services are conducted by its subsidiary, Habitat Solutions, Inc., which is composed of Model Home Interiors, Inc. ("Model Home" or "MHI") on the east coast and Concepts 4, Inc. ("Concepts 4") on the west coast.

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

Manufacturing

            All of the Company's products are either manufactured directly by the Company or specifically on its behalf. The Company operates six manufacturing and distribution facilities located in California (2), Florida, Mississippi, and New York (2). Management estimates that approximately 85% of the Company's finished products are manufactured at its production facilities, a decrease of 5% from the prior year. This decrease is a result of the Company's efforts to outsource the manufacturing of certain products to take advantage of lower costs of overseas production. The balance of the Company's products and certain components and raw materials utilized by the Company are manufactured primarily in Mexico, China, Taiwan and Europe. The Company's manufacturing and distribution systems are run by well-trained and experienced production personnel.

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

            The Company's distribution facilities are located adjacent to its manufacturing facilities. Interiors plans to invest in sophisticated computer systems to code and track inventory and to coordinate and monitor loading and shipment of products to retailers. The Company believes that coordination of the manufacturing, packaging and distribution functions will allow for greater quality control and production efficiencies.

Sales and Marketing

            The Company's primary customers are domestic retailers in the home furnishings industry, including furniture stores, home furnishings centers, catalog retailers, home improvement centers, department stores and lighting retailers. In addition, the Company's custom frame division markets its products to museums, art galleries, designers, interior decorators and custom frame retailers. The Company also sells artificial flower and tree arrangements direct to consumers through catalogs, five retail stores and the Internet. The design, merchandising and leasing services are marketed primarily to home builders and the hospitality industry. In the fiscal year ended June 30, 2000, the Company sold products to over 3,000 home furnishings and specialty accounts.

            Each of the Company's product lines is marketed and sold through a network of independent manufacturers' representatives, who are often agencies employing a number of sales personnel. These representatives are paid on a commission-only basis, which the Company believes makes them highly motivated. None of the Company's present manufacturers' representatives are exclusive to the Company, and any representative could terminate its relationship with the Company at any time for any reason. In addition, manufacturers' representatives typically represent and distribute other non-competing decorative accessories. Given the large number of accounts, the Company believes that the use of independent representatives is an effective and cost-efficient means to distribute its products. The Company's manufacturer's representatives are supported by an in-house team of sales and marketing personnel. In addition, the Company maintains an in-house support staff consisting of order entry personnel as well as pre-sale and post-sale customer service personnel. The Company believes that its relationships with its sales representatives taken as a whole are generally good.

            To supplement its sales efforts to the home furnishings industry and specialty account customers, the Company uses a variety of means to advertise and promote its products, including product brochures, trade shows and cooperative advertising with some of its accounts. Participation in trade shows, particularly the semi-annual shows in High Point, North Carolina, is an important element of Interiors' marketing efforts. In addition, the Company operates twenty-four showrooms in seven cities around the country.

            The Company believes that one of the primary ways it will distinguish itself from its competitors is through customer service. A critical element of the Company's efforts to improve its customer service is on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, lowest-cost products to their customers. A growing trend among retailers is to purchase on a "just-in-time" basis in order to reduce inventory costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers need to more closely anticipate consumer buying patterns. The Company hopes to be able to support its retail customers' "just-in-time" inventory strategies through investments in supporting inventory, improved forecasting systems, more responsive manufacturing and distribution capabilities and electronic manufacturing, communications and distribution capabilities. Customer service also involves customer contact with the Company's top-level decision makers, which permits early recognition of market trends and timely response to customer problems.

Competition

            The decorative accessories industry is highly competitive, and includes a large number of domestic and foreign manufacturers, none of which dominate the market. A number of the companies which compete directly with the Company are well established and may have financial and other resources equal to, or greater than, those of the Company. Interiors believes that it is the largest manufacturer of premium picture and mirror frames (as well as other wall decor) in the United States. Interiors maintains a strong competitive advantage in this market due to its extensive collection of tools, dies, and molds developed over time from restoration of genuine antique frames. Interiors believes that it would be extremely difficult for a competitor to build a comparable collection of these elements. In addition, Interiors has a work force of skilled crafts people that would be difficult to replicate. Interiors also believes that it dominates a niche market for mass production of hand-painted oil paintings on artist canvasses.

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

            The Company believes that it owns or has the right to use all designs and proprietary technology necessary to manufacture and market its existing and planned products. Designs with respect to its products are generally created by employees and artists on a work-for-hire basis (i.e., the design automatically becomes the property of the Company upon creation) or purchased or licensed from independent designers on a consulting or royalty basis. The Company has no knowledge that it is infringing on any existing copyright, trademark or patent such that it would be liable for material damages or be prevented from manufacturing or marketing its products that account for a significant portion of its revenues. In the event the Company's right to market any of its products were to be successfully challenged, the Company may be required to discontinue certain products and the Company's business and prospects may be adversely affected if acceptable alternative products were not available.

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

Employees

            As of June 30, 2000, the Company employed 1,064 full-time persons and 209 part-time persons, 132 of whom were subject to collective bargaining agreements. The Company and its subsidiaries are party to two collective bargaining agreements which expire in the years 2002 and 2003. None of the Company's employees have been on strike, or threatened to strike, since the Company's inception and the Company believes that its relations with its employees are generally good.

Directors, Executive Officers and Significant Employees

            The following table sets forth the directors, executive officers and significant employees of the Company and their respective ages and positions:

Name                    Age       Position(s) Held with the Company
----                    ---       ---------------------------------
Max Munn                56        President, Chief Executive Officer, Chairman
                                  of the Board, and Director

Robert J. Conologue     52        Chief Financial Officer and Executive Vice
                                  President

Richard P. Belenski     45        Executive Vice President, and President of
                                  Petals, a subsidiary of the Company

James P. McCorry        55        President of Habitat Solutions, Inc., a
                                  subsidiary of the Company

David A. Schwartz       33        General Counsel, Executive Vice President and
                                  Secretary

Jimmy D. Webster        52        Chief Executive Officer of Stylecraft, a
                                  subsidiary of the Company

Roger Lourie            55        Director

Richard Josephberg      53        Director

James G. Bloise         56        Director

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

            Max Munn has been a director of Interiors since March 1994 and Chairman of the Board, Chief Executive Officer and President since September 1995. At various times since September 1995, Mr. Munn was Chief Financial Officer of Interiors. Mr. Munn previously held the positions of Executive Vice President, Operations and Secretary of Interiors from February 1994 through September 1995. Mr. Munn served as Vice President of A.P.F. Holdings, Inc. from May 1993 until A.P.F. Holdings, Inc. merged with Interiors in March 1994. Since June 1996, Mr. Munn has served as a director and officer of Decor Group, Inc., which has been consolidated with Interiors since October 1999. Since March 1999, Mr. Munn has served as a director and an officer of CSL Lighting Manufacturing, Inc., which was acquired by Interiors in March 1999.

            Robert J. Conologue has served as Chief Financial Officer and Executive Vice President of Interiors since May 2000. From May 1999 to April 2000, Mr. Conologue served as Senior Vice President, Chief Financial Officer and Chief Operating Officer of the Sportswear Division of Warnaco Group, Inc. ("Warnaco"). Prior to that Mr. Conologue held the positions of Senior Vice President, Finance and Controller of Warnaco. From May 1995 through early 1997, Mr. Conologue served as Vice President Finance and Control of Southern New England Telecommunications Corp. From 1989 to 1995, Mr. Conologue held various financial positions, most recently Group Vice President, Finance, with Avon Products, Inc.

            Richard P. Belenski has served as President of Petals since May 1999 and Executive Vice President of Interiors since October 1998. Mr. Belenski served as Vice President and Chief Financial Officer of Petals from December 1996 through October 1998. From October 1998 until May 2000, Mr. Belenski served as Chief Financial Officer of Interiors. Mr. Belenski has over 20 years experience in the management of retail, direct marketing and manufacturing companies. From October 1986 through May 1996, Mr. Belenski served as Vice President of Finance and Chief Financial Officer for operating divisions of the
J. Crew Group, Inc., an international catalog and retail company with total revenues of $900 million. Mr. Belenski was also Director of Budgeting and Financial Analysis at Lincoln Center for the Performing Arts, Inc. from March 1985 through October 1996 and held management positions with J.C. Penney Company, Inc. from February 1978 through August 1980. From March 1999 until January 2000, Mr. Belenski served as a director and officer of CSL Lighting Manufacturing, Inc. Mr. Belenski received a BA degree from Lycoming College in 1977 and holds an MBA from Fairleigh Dickinson University.

            James J. McCorry was appointed President of Habitat Solutions, Inc., a subsidiary of Interiors, in July 1998. Since 1996, Mr. McCorry has served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of Plaid Clothing Group, Inc. From 1994 through 1995, Mr. McCorry served as the Senior Vice President, Chief Financial and Chief Operating Officer of Warnaco Group, Inc., Warners/Intimates Group. In addition, Mr. McCorry served as the Chief Financial Officer and Vice President of Operations and Administration of Sara Lee Corp., Aris Isotoner Division. Mr. McCorry is not an officer of Interiors, but may be deemed an executive officer pursuant to Rule 3b-7 of the Exchange Act.

            David A. Schwartz has served General Counsel, Executive Vice President and Secretary of Interiors since February 1999. From April 1996 until January 1999, Mr. Schwartz served as Corporate Counsel and Assistant Secretary for Complete Management, Inc. From late 1993 until March 1996, Mr. Schwartz was an associate at Skadden Arps Slate Meagher & Flom, LLP. From March 1999 until January 2000, Mr. Schwartz served as a director and officer of CSL Lighting Manufacturing, Inc., an affiliate of Interiors. Mr. Schwartz holds a JD degree from the Boston University School of Law and received a BA degree from the State University of New York at Binghamton.

            Jimmy D. Webster has served as Chief Executive Officer of Stylecraft since the Company's acquisition of Stylecraft in March 1998. Mr. Webster and his family are former owners of Stylecraft. Mr. Webster is not an officer of Interiors, but may be deemed an executive officer pursuant to Rule 3b-7 of the Exchange Act.

            Roger Lourie has served as a director of Interiors since May 1995. Since 1980, Mr. Lourie has been a General Partner of Tremont Associates, a private equity investment fund, and since 1980 has served as President of Misty Ridge Associates, another private equity investment fund. Mr. Lourie is also Chairman of the Board of Directors of Pneumatic Tool, Inc., a tool manufacturer and Devon-Adair Publishing, Inc., a book publisher. Mr. Lourie received a B.S. degree in engineering from Rensselaer Polytechnic Institute of Technology and MBA and MIA degrees from Columbia University in New York.

            Richard Josephberg has served as a director of Interiors since October 1995. Since 1986, Mr. Josephberg has served as the Chairman of Josephberg Grosz & Co., Inc., a New York-based investment banking firm specializing in providing private institutional capital to emerging growth companies. From 1969 through 1975, Mr. Josephberg served as a security analyst with Goldman Sachs & Co. Additionally, from 1985 through 1990, Mr. Josephberg served as a member of the New York Stock

Exchange. Mr. Josephberg received a BBA degree from the University of Cincinnati, and attended the MBA program at Bernard Baruch Graduate School of Business in New York.

            James G. Bloise has served as a director of Interiors since September 2000. From 1996 until April 2000, Mr. Bloise was Chief Operating Officer of the Calvin Klein Jeanswear division of Warnaco Group, Inc. Prior to that Mr. Bloise served as Senior Vice President of Operations of The Leslie Fay Companies, Inc., Vice President-International for Federated Department Stores, Executive Vice President of Allied Stores Corp, Vice President and Corporate Controller of Mast Industries, a subsidiary of The Limited, Inc. Mr. Bloise has a Bachelor of Science in Accounting from St. Bonaventure University and was Honorably Discharged from the U.S. Marine Corp. in 1968.

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

                         ADDITIONAL FACTORS TO CONSIDER

Ability to Continue as a Going Concern

            The report of the Company's independent public accountants in connection with the Company's financial statements as of and for the year ended June 30, 2000 contains an explanatory paragraph as to Company's ability to continue as a going concern. Among the factors contributing to the substantial doubt about the Company's ability to continue as a going concern are recurring net losses and the Company's default with respect to significant debt obligations. For the years ended June 30, 2000 and 1999, the Company had net losses of $18,581,000 and $8,024,000, respectively. In addition, the Company had negative operating cash flows of $4,294,000, $637,000 and $338,000 for the three years ended June 30, 2000, 1999 and 1998, respectively. As of June 30, 2000, the Company had classified $30,772,000 of its long term debt as current liabilities because of its failure to meet requirements contained in the instruments governing these debt obligations. Such amount can currently be accelerated by the holders of these instruments as a result of the defaults. The Company is exploring opportunities to refinance these obligations with debt instruments that may have longer terms and contain lower interest rates, however, if the Company is unable to refinance these obligations, they will have a material adverse effect on the Company's financial condition and results of operations. No assurance can be given, however, that the Company will be able to refinance these obligations or that the Company will be able to continue operations as a going concern.

Limited Liquidity

            At June 30, 2000, the Company had negative working capital of approximately $21,578,000. The Company continues to experience working capital limitations which materially impair its ability to generate positive cash flow. The Company's credit facility provides for availability based upon inventory and account receivable levels and, accordingly, the Company has experienced limitations on the availability under this facility. If the Company continues to experience working capital limitations it will materially impact the Company's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Significant Financing Costs

            The Company has incurred significant costs in the financing of its business operations and acquisition strategy. As of June 30, 2000, the Company had total debt in the aggregate principal amount of approximately $43,479,000. As a consequence of the Company's significant financing costs, a substantial portion of the Company's cash flow from operations is committed to the payment of debt service and is not available to the Company for other purposes. The Company is currently in default with respect to $32,960,000 of debt obligations. A substantial decrease in operating cash flow or an increase in expenses would make it even more difficult for the Company to meet its other debt service requirements and force it to modify its operations. If this event were to occur, it would have a material adverse effect on the Company's financial position and results of operations.

Delisting of Securities; Limited Trading Market

            In August 2000, the Company received a notice from the Nasdaq Stock Market of its intention to delist the Company's securities from the Nasdaq Small Cap Market because of the Company's failure to maintain at least $2.0 million in net tangible assets and a bid price of $1.00 per share. Marketplace Rule 4310(c)(2)(B) requires that an issuer have net tangible assets of at least $2,000,000 or a market capitalization of $35,000,000 or net income of $500,000. Marketplace Rule 4310(c)(4) requires that the Company's securities maintain a minimum bid price of $1.00 per share. The Company does not currently satisfy these criteria. The Company requested an oral hearing, which occurred on October 5, 2000, appealing Nasdaq's intention to delist the Company's securities. The request for a hearing resulted in an automatic stay of the delisting process. On October 11, 2000, the Company received notice from Nasdaq that it had determined to delist the Company's securities. The Company anticipates its securities will be traded on the OTC Bulletin Board, however, there can be no assurance that there will be a market maker for the Company's securities or that an active market will develop on the OTC Bulletin Board.

"Penny Stock" Regulations May Impose Certain Restrictions on Marketability of the Company's Securities

            The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exemptions such as being listed on the Nasdaq SmallCap Market. As a result of being delisted, the Company's securities are subject to rules, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the securities and adversely affect the marketability of the Company's securities.

Item 2.  Properties.

            Interiors' headquarters are located in Mount Vernon, New York under a five-year lease expiring at the end of 2001 with a five-year renewal option. The Company owns approximately fifteen acres located in Hernando, Mississippi, where it has a 200,000 sq. ft manufacturing and distribution facility.

            As of June 30, 2000, the Company leased the manufacturing facilities listed in the table below.

Location                        Primary Use                       Approximate Size (sq. ft)
--------                        -----------                       -------------------------

City of Industry, California    Manufacturing; Distribution                           98,000
Vernon, California              Manufacturing; Distribution                          235,000
Longwood, Florida               Manufacturing; Distribution                           70,000
Mount Vernon, New York          Manufacturing; Executive Offices                      70,000
Millwood, New York              Warehouse                                             65,000
White Plains, New York          Manufacturing; Distribution                           85,000

------------

            The Company also has offices in Long Beach, California and Beltsville, Maryland. In addition, the Company leases showroom facilities in High Point, North Carolina (six showrooms), San Francisco, California (four showrooms), New York, New York (three showrooms) and Dallas, Texas (three showrooms). The showroom sizes range from 855 square feet to approximately 27,505 square feet. In addition, the Company leases five retail outlets located in the New York metropolitan area.

            The Company's White Plains lease currently expires on June 30, 2001. The Company is currently looking for alternative space. If the Company is unable to find, or delayed in finding, suitable space, this could have a material adverse effect on the Company. Interiors believes that its other facilities are well-maintained and adequate for its current requirements, and that suitable additional space will be available as needed to accommodate anticipated growth of its operations in the foreseeable future.

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

Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

            The Company's Class A Shares have been traded on the Nasdaq Small Cap Market ("NASDAQ") under the symbol INTXA since June 23, 1994. Prior to that date, there was no public market for the Company's Class A Shares. The Class B Shares are not traded on any public market. The high and low closing prices of the Class A Shares on NASDAQ set forth below represent interdealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions:

Fiscal Year Ending June 30, 2000                            High           Low
                                                            ----           ---
       First Quarter..................................      $1.75          $1.00
       Second Quarter.................................      $1.38          $0.72
       Third Quarter .................................      $1.31          $0.75
       Fourth Quarter.................................      $1.06          $0.63

Fiscal Year Ending June 30, 1999                            High           Low
                                                            ----           ---
       First Quarter .................................      $2.00          $0.94
       Second Quarter ................................      $1.78          $0.91
       Third Quarter .................................      $3.22          $1.38
       Fourth Quarter ................................      $1.94          $1.06

            As of September 21, 2000, there were 218 holders of record of the Company's Class A Shares and one holder of record of the Company's Class B Shares. On October 11, 2000, the last reported sale price on the NASDAQ for the Company's Class A Shares was $0.28. On October 11, 2000, the Company received notice from Nasdaq that it had determined to delist the Company's securities. See "Additional Factors to Consider - Delisting of Securites; Limited Trading Market."

            The Company has never declared or paid cash dividends on its Class A Shares or Class B Shares. The Company intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company's ability to pay dividends is limited by factors the Board of Directors deems relevant, including results of operations, financial condition and capital and surplus requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, pursuant to the Company's Certificate of Designations Rights and Preferences, (a) the Company's Series A Preferred Shares are entitled to a dividend, prior to any payment of dividends on the Class A Shares, of $0.50 per share per annum payable in cash or Class A Shares in semi-annual installments of $0.25 per share and (b) the Company's Series B Preferred Shares are entitled to a dividend, prior to any payment of dividends on the Class A Shares, at a rate of 8% per year.

            As of June 30, 2000, the Company had accrued but unpaid dividends of $319,000, or $0.375 per share, on its Series A Preferred Shares and $240,000, or $1.20 per share, on its Series B Preferred Shares. The dividends on the Series A Preferred Shares are payable in cash or Class A Shares at the Company's option. In September 1999, the Company had declared a $0.25 dividend on its Series A Preferred Shares for holders of record at December 10, 1999. This dividend was paid by the issuance of 225,353 Class A Shares.

Unregistered Offerings

            In August 1999, the Company issued 53,343 Class A Shares to James McCorry as compensation of $75,000.

            In August and October 1999, the Company issued 968,271 and 665,000 Class A Shares, respectively, into the escrow established in connection with the acquisition of Model Home.

            In February 2000, the Company issued 200,000 Class A Shares to Morgan Steel upon conversion of a $250,000 convertible promissory note.

            In March 2000 and April 2000, the Company issued 2,434,197 and 1,947,358 Class A Shares, respectively, into the escrow established in connection with the acquisition of Concepts 4.

            These issuances of these Class A Shares were exempt from registration under Section 4(2) of the Securities Act as transactions by the issuer not involving any public offering because of one or more of the following factors: (i) the offering was limited to a small number of persons, (ii) such persons had a pre-existing relationship with the Company and access to information that would be required in a registration statement, (iii) the offering was made through direct negotiations and did not include general advertising or solicitation, or (iv) such persons had sophisticated representatives.

            No underwriters were engaged by the Company in connection with any of the issuances described above and, accordingly, no underwriting discounts or commissions were paid.

Item 6. Selected Financial Data.

            The following table presents selected combined or consolidated financial data, derived from the Company's audited financial statements, for the five-year period ended June 30, 2000. The selected financial data of the Company for fiscal years 1998, 1999 and 2000 is not directly comparable to prior periods due to the Company's acquisitions of several business since March 1998.

Selected Financial Data
(in thousands, except per share data)

                                                           Fiscal Year Ended June 30,
                                    ------------------------------------------------------------------------
                                      2000            1999            1998           1997            1996
                                    ---------       ---------       ---------      ---------       ---------
Income Statement Data:
Net Sales                           $ 170,275       $  80,433       $  13,447      $   4,652       $   5,379
Income (loss) from Continuing
   Operations                         (18,273)         (8,694)            525            291          (1,792)
Per Share - Basic                       (0.59)          (0.42)            .04           (.09)            .63
Per Share - Diluted                     (0.59)          (0.42)            .04           (.09)            .63
Weighted Average Shares                35,124          22,036           7,251          4,527           2,837

Balance Sheet Data:
Total Assets                        $ 105,227       $  93,768       $  12,373      $   3,637       $   2,823
Total Debt                             43,479          24,747           5,622          1,618           2,517
Mandatory Redeemable
   Preferred  Stock                        --           1,000              --             --              --
Stockholder's Equity (deficit)         23,731          43,997          12,257          4,118            (645)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto, and the other financial information included elsewhere in this Form 10-K.

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

Results of Operations

Comparison of Fiscal Years Ended June 30, 2000 and 1999

            During the fiscal year ended June 30, 2000, the Company continued to aggressively grow its revenues through acquisitions and brand expansion; however, net income was adversely impacted by poor operating performance and write-offs for the Company's West Coast decorative accessories businesses, startup costs of new product brands and significantly higher interest expense than had been incurred during the prior fiscal year.

            Net sales for the fiscal year ended June 30, 2000 were $170,275,000 as compared to $80,433,000 for the 1999 fiscal year, an increase of $89,842,000. The increase in net sales was primarily due to the Company's acquisitions in calendar 1999 and 2000. Fiscal 2000 net sales included a full year of net sales for Stylecraft Lamps, Inc. ("Stylecraft"), which was acquired in February 1999, Model Home Interiors, Inc. ("Model Home"), and Petals, Inc. ("Petals"), which were acquired in March 1999, these acquisitions increased fiscal 2000 net sales by $73,673,000. In addition, the January 2000 acquisition of Concepts 4, Inc. ("Concepts 4") added $10,330,000 in net sales.

            Cost of goods sold for the twelve months ended June 30, 2000 increased to $108,058,000 from $50,449,000 for the same period in 1999, an increase of $57,609,000. Cost of goods sold includes the costs directly related to net sales. As a percentage of net sales, cost of goods sold for the fiscal year ended June 30, 2000 increased slightly to 63.5% from the 62.7% for the prior year due to weaker margins and inventory reserves established in the West Coast decorative accessories businesses. The dollar increase in cost of goods sold was primarily due to the Company's acquisitions in calendar 1999 and 2000 discussed in the preceding paragraph.

            Selling, general and administrative expenses increased to $72,261,000 for the fiscal year ended June 30, 2000 as compared to $28,964,000 for the 1999 fiscal year, an increase of $43,297,000. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to the cost of products sold. The dollar increase in general and administrative expenses was primarily due to the Company's March 1999 acquisition of Petals, which resulted in $18,440,000 of additional expenses in the current fiscal year. Selling, general and administrative expenses for the West Coast decorative accessories businesses increased by $10,046,000 or 76% from the prior fiscal year while revenue only increased by slightly more than 10%. This significant increase was primarily the result of a $3,000,000 write down of goodwill related to the West Coast lighting businesses and higher costs incurred in connection with operating the consolidated businesses. Model Homes Interiors, Inc., acquired in March 1999, and Concepts 4, Inc., acquired in January 2000, accounted for $5,365,000 of the year over year increase. In addition $2,500,000 of start up expenses for two new brands were incurred in the current fiscal year. As a percentage of net sales, selling, general and administrative expenses for the twelve-month period ended June 30, 2000 increased to 42.4% from 36.0% for the prior year. This percentage increase primarily resulted from the full year impact of acquisitions with alternative cost structures and the items discussed above.

            Interest expense, including finance charges, increased to $8,284,000 for the fiscal year ended June 30, 2000 from $4,185,000 for the same period in fiscal 1999 principally due to financing activities associated with the Company's acquisitions. Interest expense also increased due to the September 1999 exchange of Series C Preferred Shares, plus accrued and unpaid dividends, into the Limeridge Note and the Endeavour Note (both as defined below) which have an effective interest rate of 29%. Interest expense also included $475,000 of prepayment expenses incurred in connection with the refinancing of the Company's various line of credit facilities as well as the accretion of interest on the Concepts 4 deferred purchase price and the Troy merger shares.

            The Company reflected income tax expense of approximately $308,000 and $200,000, respectively, for the years ended June 30, 2000 and 1999. The expense recorded in each year represents the various state income tax requirements. No Federal income tax benefit has been recognized in either year because there is no assurance as to the future realizability of deferred tax assets.

Comparison of Fiscal Years Ended June 30, 1999 and 1998

            Net sales for the fiscal year ended June 30, 1999 were $80,433,000 compared to $13,447,000 for the fiscal year June 30, 1998, an increase of $66,986,000. The increase in net sales was primarily due to the Company's acquisitions in March 1998 of Vanguard and Artmaster, which added approximately $9,498,000 in additional net sales, the acquisition in August 1998 of

Windsor, which added approximately $12,533,000 in additional net sales, the acquisition in August 1998 of Troy, which added approximately $12,073,000 in additional net sales, the acquisition in February 1999 of MHI, which added approximately $5,368,000 in additional net sales, the acquisition in February 1999 of Stylecraft, which added approximately $13,946,000 in additional net sales, the acquisition in March 1999 of Petals, which added approximately $11,371,000 in additional net sales and the acquisition of an interest in March 1999 in CSL which added approximately $3,113,000 in additional net sales.

            Cost of goods sold for the twelve months ended June 30, 1999 increased to $50,449,000 from $8,269,000 for the same period in 1998, an increase of $42,181,000. Cost of goods sold includes the costs directly related to net sales. The increase in cost of goods sold was primarily due to the Company's acquisitions of Vanguard and Artmaster, which added approximately $7,000,000 in additional cost, the acquisition of Windsor, which added approximately $8,700,000 in additional cost, the acquisition of Troy, which added approximately $8,600,000 in additional cost, the acquisition of MHI, which added approximately $2,700,000 in additional cost, the acquisition of Stylecraft, which added approximately $9,200,000 in additional cost, the acquisition of Petals, which added approximately $4,600,000 in additional cost, and the acquisition of an interest in CSL, which added $1,900,000 in additional cost.

            As a percentage of net sales, cost of goods sold for the fiscal year ended June 30, 1999 increased to 62.7% from 61.4% for the same period of the prior year. The concomitant decrease in profit margin resulted primarily from the acquisition of additional businesses with alternative margin structures.

            Selling, general and administrative expenses increased to $28,964,000 for the fiscal year ended June 30, 1999 compared to $4,025,000 for the fiscal year 1998, an increase of $24,939,000. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to the costs of products sold net sales. The increase in general and administrative expenses was primarily due to the Company's acquisitions of Vanguard and Artmaster, which added approximately $4,100,000 in additional expenses, the acquisition of Windsor, which added approximately $2,700,000 in additional expenses, the acquisition of Troy, which added approximately $3,400,000 in additional expenses, the acquisition of MHI, which added approximately $2,300,000 in additional expenses, the acquisition of Stylecraft, which added approximately $2,000,000 in additional expenses, the acquisition of Petals, which added approximately $5,200,000 in additional expenses, and the acquisition of an interest in CSL, which added $1,200,000 in additional expenses.

            As a percentage of net sales, selling, general and administrative expenses for the twelve-month period ended June 30, 1999 increased to 36.0% from 29.9% for the same period of the prior year. This increase primarily resulted from acquisitions of new businesses with alternative cost structures.

            Interest expense and non-cash financing charges increased to $4,185,000 for the fiscal year ended June 30, 1999 from $963,000 for the same period in 1998 principally due to financing activities associated with the Company's acquisitions.

            Other income reported for the twelve month period ended June 30, 1999 increased to $559,000 from $335,000 of other income for the same period of 1998. During the third quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment, approximately $3.3 million, in Decor Group, Inc. ("Decor"), a publicly-traded corporation that designs and manufactures metal sculptures, because the Company believes that, based on Decor's current financial condition its investment has been permanently impaired. The Company has established reserves for the uncollectibility of its entire receivable of approximately $1.0 million, owed to the Company from Decor and the possibility that the Company would be required to pay up to $300,000 pursuant to its guaranty of approximately $580,000 of indebtedness of Decor owed to Austin Financial. During the fourth quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment, approximately $1.1 million, in Photo-To-Art, Ltd. ("Photo-to-Art"), a company that converts photographs into paintings, because the Company believes that, based on Photo-to-Art's current financial condition its investment has been permanently impaired. The Company has established reserves for the uncollectibility of $250,000 of its receivable, approximately $325,000, owed to the Company from Photo-to-Art. During the twelve month period ended June 30, 1999, the Company also had an extraordinary gain from early extinguishment of debt in the amount of $870,264.

            The Company reflected income tax expense of $200,000 for fiscal 1999 and an income tax benefit of $109,000 for the year ended June 30, 1998. The benefit recorded is net of the various state income tax requirements and is primarily as a result of net operating losses accumulated since the Company's inception and available to offset future taxable income. The decrease in the benefit rate primarily results from an increase in the Company's state income tax rate for the year ended June 30, 1999 as compared to June 30, 1998.

Liquidity and Capital Resources

            During the fiscal year ended June 30, 2000, the Company had primarily used its cash to support operating activities and capital expenditures. The Company's primary sources of cash during this period have been the proceeds raised by the issuance of the Limeridge Note and Endeavour Note (both as defined below) and borrowing under revolving credit facilities. At June 30, 2000, the Company had current assets of $50,981,000 and current liabilities of $71,559,000. This working capital deficit of $20,578,000 was the result of having to classify a majority of the Company's debt to current liabilities, which is discussed in the "Going Concern Matters" section of Note 1 to the accompanying consolidated financial statements.

            Net cash used by operating activities during fiscal year 2000 was $4,294,000 principally due to operating losses and increases working capital assets.

            Net cash used in investing activities during fiscal year 2000 was $4,334,000, primarily for capital expenditures.

            Net cash provided by financing activities during fiscal year 2000 was $7,947,000, primarily due to proceeds raised from the issuance of debt.

            In July 2000, the Company issued to Donald M. Landis a $2,000,000 promissory note due July 27, 2001 (the "Landis Note"). The note requires the payment of monthly interest at 14%, accrues interest at 4% and is secured by the assets of the Company. The note replaces two separate $1,000,000 promissory notes with 24% and 16% interest rates previously issued to Mr. Landis and the Landis Brothers Corporation, respectively. The note is personally guaranteed by Mr. Munn, Chairman, President and Chief Executive Officer of the Company, and his spouse.

            In June 2000, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement (the "Foothill Agreement") pursuant to which Foothill agreed to make revolving credit loans and advances based on agreed upon percentages of eligible accounts receivable and inventory of Artisan House, Inc., CSL, Model Home, Petals, Stylecraft, Troy, Vanguard and Windsor (collectively with Interiors, the "Borrowers"). The credit facility is a combination of revolving loans and two thirty-two (32) month term loans. As of June 30, 2000, total borrowings were $16,859,000, of which $13,200,000 represented borrowings under the revolving loans and $3,659,000 represented the borrowing under the term loans. The interest rates on the revolving loans is prime plus 1.25% and on the term loans is prime plus 1.50%. At June 30, 2000, the prime rate was 9.50% announced by Wells Fargo Bank. The credit facility contains financial and other covenants, including minimum net worth, and earnings before interest, income taxes and depreciation and amortization. The Company has received a waiver from Foothill for defaults relating to its fiscal 2000 financial results. Borrowings under the credit facility are secured by substantially all the assets of the Company, including accounts receivable and inventory. This debt is in current liabilities because Foothill has the right to accelerate this obligation in the event other debt obligations which are currently in default were accelerated by other lenders.

            In June 2000, the Company issued a $2,300,000 promissory note at 8.97% to Bank of America. The note is due July 1, 2005 and secured by the Company's real estate located in Mississippi. Foothill has a second mortgage on the property. The note is payable in 59 equal monthly payments of $23,399 and one last payment of $1,872,221.

            In May 2000, the Company issued to Seaside Partners, L.P. ("Seaside") a $1,000,000 promissory note due May 2002, (the "Seaside Note") which accrues interest at 8% and is payable upon maturity, default or conversion. The note is convertible into common stock of a Interiors.com, Inc., a newly formed subsidiary of the Company ("Interiors.com"), subject to the occurrence of one of the following transactions: (i) an underwritten initial public offering of Interiors.com, (ii) a merger or consolidation of Interiors.com with a publicly-held corporation in which Interiors.com is not the surviving entity or (iii) a rights offering of Interiors.com securities to the shareholders of the Company. The conversion rights terminate if Interiors.com is unable to secure financing of at least $5,000,000 on or before December 31, 2000 or (ii) Interiors.com fails to consummate a transaction described in the previous sentence by October 2001. Notwithstanding the terms of the Seaside Note, the Company has currently suspended its efforts to establish Interiors.com as an independent public company.

            On October 12, 2000, Seaside exercised the Series B Warrant resulting in the issuance of 2,000,000 Class A Shares at $0.75 per share. The exercise price of $1,500,000 was paid by the return to the Company of 150,000 Series B Preferred Shares held by Seaside. Seaside also converted its remaining 50,000 Series B Preferred Shares and $213,485 in accrued dividends through October 11, 2000 into 303,610 Class A Shares at $2.35 per share. In addition, the Seaside Note in the amount of $1,000,000 principal amount and $9,863 in accrued interest through June 30, 2000 were converted into 4,039,452 Class A Shares at $0.25 per share. Until March 31, 2001, Seaside has agreed not to sell, transfer, pledge, hypothecate or otherwise convey these Class A Shares. In addition, Seaside has agreed to vote such shares in support of the election of the nominees of Board of Directors as long as Seaside Partners holds these Class A Shares.

            In December 1999, the Company acquired all of the outstanding capital stock of Concepts 4, Inc., a company that employs interior designers, architects and merchandisers to the hospitality industry ("Concepts 4"). The purchase price consisted of (a) cash payments of $4,600,000, (b) a payment of $2,823,000 which was payable on March 10, 2000 (the "March 2000 Payment") in cash or stock, (c) a cash payment of $770,000 payable on December 15, 2000, (d) a cash payment of $1,218,000 payable on December 15, 2001, (e) a cash payment of $1,218,000 payable on December 15, 2002, and (f) a cash payment of $1,007,000 payable on March 10, 2003. The Company also agreed to issue Class A Shares with a maximum fair market value of $4,500,000 (the "Earnout Shares") upon the attainment of certain earnings goals by Concepts 4. The amount of the Earnout Shares, if any, issued to the former shareholders will be determined by the earnings of the Company for the calendar years 2000, 2001 and 2002. The present value of the future purchase price obligations was approximately $5,732,000. As of June 30, 2000 the accretion of interest on these obligations was approximately $357,000, which was recognized as interest expense. As of June 30, 2000, the purchase price obligations due were contained on the Company's balance sheet as current accrued liabilities in the amount of $718,000 and other long term liabilities in the amount of $2,546,000.

            In satisfaction of the March 2000 Payment of $2,823,000, the Company delivered to an escrow account (the "Escrow Account") 2,434,197 Class A Shares having a fair market value of $2,823,000 (the "Escrow Shares"). If at any time the fair market value of the Escrow Shares falls below 80% of this amount, the Company is required to deliver additional Class A Shares to the Escrow Account so that the fair market value of the Escrow Account equals $2,823,000. The Company has the right (the "Call Option"), but not the obligation, to redeem the Escrow Shares until September 10, 2000 for $3,105,000 in cash or thereafter until March 10, 2001 for $3,388,000. The Escrow Account will terminate upon the earlier of March 10, 2001, or the date the Company exercises the Call Option. If as of March 10, 2001 the Company has not exercised the Call Option, the Escrow Shares plus additional Class A Shares, if necessary, having a value of $3,388,000 will be delivered to the former shareholders.

            As of June 30, 2000, the Company had delivered an aggregate of 4,381,565 Class A Shares into escrow for payment to the former shareholders of Concepts 4. In the first quarter fiscal year 2001, the Company has added another 3,164,321 Class A Shares to the Escrow Account. Such securities are being held in escrow until March 10, 2001. If such securities are worth less than $3,388,000 on March 10, 2001, the Company will issue to the shareholders additional shares equal to the amount of shortfall and the shares will be released from escrow. If such securities are worth more than $3,388,000, the shareholders will return to the Company a number of shares equal to the amount of the excess. The Company could have repurchased these securities for $3,105,000 from March 10, 2000 until September 10, 2000. Thereafter, it may repurchase these securities until March 10, 2001 for $3,388,000. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess purchase price over the fair values of net assets acquired was approximately $8,646,000 and has been recorded as goodwill in the consolidated balance sheets, and is being amortized over forty years. As of June, 30, 2000, the purchase price obligations were contained on the Company's balance sheet as current accrued liabilities in the amount of $718,000 and other long term liabilities in the amount of $2,546,000.

            On October 12, 2000, the Company and the former Shareholders of Concepts 4 amended the terms of the purchase agreement pursuant to which the Company acquired all of the common stock of Concepts 4. Pursuant to the amended terms, the Company is required to pay to the former shareholders $3,388,000 in cash before December 10, 2000. In addition, all future purchase price obligations of the Company can be satisfied by the delivery of twelve month promissory notes bearing interest at 8% per annum and all earnout obligations can be satisfied by the delivery of eighteen month promissory notes bearing interest at 8% per annum. The Company has also agreed to maintain an escrow account containing Class A Shares in an amount sufficient to satisfy all purchase price obligations as they become due under the terms of the original transaction. The former shareholders have agreed to vote such shares in support of the election of the nominees of Board of Directors as long as the Company is not in default under the amended purchase agreements.

            In October 1999, the Company consummated a transaction with Limeridge LLC ("Limeridge") pursuant to which $5,027,000 principal amount of Series C Preferred Shares, plus accrued and unpaid dividends in the amount of $215,000, were exchanged for a Secured Convertible Note due September 30, 2004 bearing interest at 17% per annum (the "Limeridge Note"). The Company received aggregate proceeds of $7,500,000 and after certain fees and expenses, net proceeds of approximately $7,200,000 in the transaction. The Limeridge Note has a principal amount of $13,541,000, is secured by the common stock of Petals, Inc., a wholly owned subsidiary of the Company ("Petals"), and convertible after September 30, 2000 into Class A Shares at the fair market value of such securities at the time of conversion. Interest on the Limeridge Note is not payable until the earlier of a redemption, conversion or default of such security, however, the Company is required to pay an administrative fee in connection with the Limeridge Note equal to 1% of the outstanding principal amount of the security per month until the earlier of a redemption, conversion or default of such security. In connection therewith, the Company issued a warrant to purchase 1,000,000 Class A Shares at an exercise price of $2.00 per share (the "Limeridge Warrant"). At any time, the Company may redeem the Limeridge Note at its face value, plus all accrued and unpaid interest, and redeem the Limeridge Warrant at $0.25 per warrant share.

            On December 31, 1999, the Company consummated a transaction with Endeavour Capital Fund, SA ("Endeavour") pursuant to which $1,500,000 principal amount of Series C Preferred Shares, plus accrued and unpaid dividends in the amount of $64,000, were exchanged for a Secured Convertible Note due September 30, 2004 bearing interest at 17% per annum (the "Endeavour Note"). The Endeavour Note has a principal amount of $1,744,000, is secured by the common stock of Petals, and convertible after September 30, 2000 into Class A Shares at the fair market value of such securities at the time of conversion. Interest on the Endeavour Note is not payable until the earlier of a redemption, conversion or default of such security, however, the Company is required to pay an administrative fee in connection with the Endeavour Note equal to 1% of the outstanding principal amount of the security per month until the earlier of a redemption, conversion or default of such security. In connection therewith, the Company issued a warrant to purchase 110,000 Class A Shares at an exercise price of $2.00 per share (the "Endeavour Warrant"). At any time, the Company may redeem the Endeavour Note at its face value, plus all accrued and unpaid interest, and redeem the Endeavour Warrant at $0.25 per warrant share.

            Pursuant to the registration rights agreements with Limeridge and Endeavour, (a) the Limeridge Note, the Endeavour Note, the Limeridge Warrant and the Endeavour Warrant were required to be covered by an effective registration statement by September 30, 2000 and (b) the Company is required to keep its Class A Shares listed on the Nasdaq SmallCap Market or its equivalent. As of September 30, 2000, the securities were not covered by an effective registration statement and the Company had received a notice from NASDAQ of its intention to delist the Class A Shares. Accordingly, the Company is subject to liquidated damages in the amount of 2% per month after such date on the principal amount of the Limeridge Note and the Endeavour Note and such parties are entitled to accelerate the entire principal amount of the notes. As of June 30, 2000, the Company was also in arrears on interest payments in the aggregate amount of $542,000, which also entitles Limeridge to accelerate its note, subject to the Company's right to cure. As a result these rights to accelerate, the Limeridge Note and the Endeavour Note are reflected as current liabilities in the Company's financial statement as of June 30, 2000. See "Additional Factors to Consider - Ability to Continue as a Going Concern."

            In July 1999, the former shareholders of Troy agreed to sell 650,000 Class A Shares (the "Troy Merger Shares") obtained from the Company to Dominion Capital Fund, Ltd., Dominion Investment Fund, LLC and Sovereign Partners, L.P. (collectively, the "Troy Purchasers") for $1,000,000. Contemporaneously therewith, the Company and the Troy Purchasers entered into a letter agreement pursuant to which the Troy Purchasers agreed not to sell or otherwise transfer the Troy Merger Shares for a period of six months. On December 10, 1999, the Company agreed to release the restrictions on the Troy Merger Shares. If the Troy Merger Shares were worth less $1,150,000 based on the sixty-day average of the Class A Shares following January 25, 2000, the Company must either pay cash or issue additional Class A Shares to the Troy Purchasers in the amount of the shortfall. The determination to pay shares or issue stock is based upon, among other things, the price of the Class A Shares and the liquidity needs of the Company at the time of payment. The amount of the shortfall was approximately $470,000, which pursuant to the agreement is accruing liquidated damages at a rate of 2% per month. The Company has not paid such shortfall or issued shares and is currently negotiating with the Troy Purchasers to settle this outstanding obligation. The Company has accrued the additional cost, including interest as of June 30, 2000. Of the $470,000 additional cost, $319,000 was recognized as additional goodwill; $151,000 as accretion of interest plus accrued interest at the rate of 2% per month, resulting in additional accrued interest of $47,000 as of June 30, 2000. The accretion of interest was recorded as interest expense with a corresponding increase to additional paid in capital.

            Pursuant to the Company's acquisition of Model Home in February 1999, the Company was required to deliver Class A Shares having a fair market value of $2,300,000 (the "MHI Merger Shares") on August 28, 2000. Additionally, the Company agreed to issue Class A Shares with a maximum fair market value of $2,000,000 (the "Earnout Shares") upon the attainment of certain earnings goals by Model Home. At the time of closing, the Company deposited into escrow 1,056,342 Class A Shares to secure the Company's obligation to deliver the MHI Merger Shares and to satisfy the promissory notes. If the value of the Class A Shares held in escrow fell below $1,840,000 based on the ten day-average of the closing price, the Company was required to deposit additional shares into the escrow. Accordingly, on August 5, 2000 and October 26, 1999, the Company deposited 968,271 and 665,000 additional Class A Shares, respectively, into escrow. Until the dissolution of the escrow, the MHI Merger Shares may not be transferred, however, the former shareholders of MHI have shared voting power over them.

            During the first year following the acquisition of Model Home, Model Home achieved certain earnings threshold criteria established at the time of the transaction. Accordingly, in April 2000, the Company released 763,561 Earnout Shares valued at $644,000 to the former shareholders of MHI. Based on the ten day-average of the closing price of Class A Shares on August 28, 2000, the former shareholders of MHI are entitled to 4,842,003 MHI Merger Shares. There are currently only 4,088,889 MHI Merger Shares being held in escrow to satisfy the Company's obligation. The former shareholders of MHI have sent the Company a letter demanding the release of these shares as well as the issuance of an additional 753,114 Class A Shares. The Company is currently negotiating with the former shareholders to settle this obligation.

            In January 1999, the Company issued in a private placement 12% convertible demand notes aggregating $686,000 (the "12% Notes"), which are convertible into Class A Shares at $1.125 per share. As of June 30, 2000, the Company was in arrears on interest payments in the aggregate amount of $46,000 on the 12% Notes. The Company, however, believes it has offsets in the amount of approximately $32,500 against one of the holders of the 12% Notes. The Company and the noteholders are currently discussing the reduction of the conversion price from $1.125 to $0.50 per share if the noteholders convert the 12% Notes into Class A Shares.

            In March 1998, the Company issued in a private placement 15% convertible demand notes aggregating $1,270,000 (the "15% Notes"), which are convertible into Class A Shares at $1.50 per share. As of June 30, 2000, the outstanding principal amount that had not converted was $140,000 and the Company was in arrears on interest payments in the aggregate amount of $10,500 on the 15% Notes. The Company and the noteholders are currently discussing the reduction of the conversion price from $1.50 to $0.50 per share if the noteholders convert the 15% Notes into Class A Shares.

            As of June 30, 2000, the Company had accrued but unpaid dividends of $0.33 per share, or an aggregate of $133,000, on its Series A Preferred Shares and $1.20 per share, or an aggregate of $240,000, on its Series B Preferred Shares. The dividends on the Series A Preferred Shares are payable in cash or Class A Shares at the Company's option. In September 1999, the Company had declared a $0.25 dividend on its Series A Preferred Shares for holders of record at December 10, 1999. The dividend was paid by the issuance of 225,344 Class A Shares.

            During fiscal year 2000, the Company used cash, stock and debt as consideration in its acquisition of Concepts 4. In order to accomplish additional acquisitions, the Company anticipates that it will be required to pay additional cash, issue additional securities and/or incur additional debt.

            With the exception of the Limeridge Note and the Endeavour Note and purchase price obligations relating to the acquisition of Concepts 4, the Company believes that its current cash, cash flow from operations, and available lines of credit will enable it to meet its working capital and capital expenditure requirements for the next twelve months. See "Additional Factors to Consider - Ability to Continue as a Going Concern."

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

Sales Variations

            The Company's net sales are not generally subject to seasonal fluctuations experienced by certain retailers, however, the Company does experience some minor variations in the level of sales during the year. The first quarter of the Company's fiscal year (July through September) is generally the Company's slowest sales period due to the fact that the summer is typically when retailers are in their slowest purchasing period. During this time, certain of the Company's warehouses and factories close for three to five days to take annual physical inventories and to consolidate vacation periods for certain of the Company's employees. In addition, the second quarter of the Company's fiscal year (October through December) is generally the highest sales period for the Company's subsidiary, Petals. As a result, the Company's liquidity is dramatically improved during this period.

Year 2000 Compliance

            Prior to the end of 1999, the Company completed a full evaluation of its Year 2000 compliance needs with respect to its financial computer systems and spent approximately $200,000 on consulting service to meet those needs. The Company did not experience any material disruptions in operations involving the transition of dates from 1999 to 2000 and was fully Year 2000 compliant by January 1, 2000. To date, the Company has not experienced related problems among third parties upon which it relies, including its suppliers and customers. If unforeseen circumstances do arise, however, the foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

Forward - Looking Statements

            When used in this Annual Report on Form 10-K, the words "may," "will," "should," "expect," "believe," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial condition. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update such forward-looking statements.

            In particular, in connection with certain past acquisitions, the Company has disclosed expected additions to its revenues from such transactions. Such revenue forecasts are forward-looking information and as such are inherently subject to risk and uncertainty. Important factors, including those set forth below, could cause the Company's actual results from these transactions to differ materially and adversely from the projections, or the additional revenues from these transactions could be offset by a diminution of other revenues. Accordingly, there can be no assurance that the Company will achieve the projected revenues, or, if attained, what effect such revenues will have on the Company's net earnings or earnings per share. In addition, the Company is particularly susceptible to various factors that may affect future results, such as: risks relating to the integration in connection with acquisitions; hiring and retaining upper management personnel; capital requirements; identification of growth opportunities; implementation of cost and accounting controls; the issuance of securities that may be dilutive to current equity holders, maintaining high levels of debt and the possible volatility of stock prices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            The Company is exposed to market risk related to changes in interest rates based primarily on its financing activities. As of June 30, 2000, approximately $16,859,000 of the Company's total liabilities were subject to floating rates. The Company does not enter into financial instruments for hedging, speculation or for trading purposes.

Item 8. Financial Statements and Supplementary Data.

            Reference is made to the Index to Consolidated Financial Statements on page F-1 for the Company's consolidated financial statements and notes thereto. Supplementary schedules for the Company have been omitted as not required or not applicable because the information required to be presented is included in the consolidated financial statements and related notes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

            The information required by Item. 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission within 120 days of the end of the fiscal year.

Item 11. Executive Compensation.

            The information required by Item. 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission within 120 days of the end of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

            The information required by Item. 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission within 120 days of the end of the fiscal year.

Item 13. Certain Relationships and Related Transactions.

            The information required by Item. 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission within 120 days of the end of the fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statements, Supplementary Schedules and Reports on Form 8-K.

(a)   The following documents are filed as part of this Report:

      1. Financial Statements:

            The Financial Statements are incorporated herein as part of Item 8 of this Report.

      2. Exhibits:

            See Index on Page 25 of this Report.

(b)   Reports on Form 8-K:

      The following reports on Form 8-K were filed during the last quarter of fiscal year ended June 30, 1999:

      (1) Current Report on Form 8-K reporting "Item 2 Acquisition or Disposition of Assets" as filed with the Commission on December 29, 1999;
      (2) Current Report on Form 8-K/A reporting "Item 2 Acquisition or Disposition of Assets" and including the required financial statements as filed with the Commission on February 28 2000; and
      (3) Current Report on Form 8-K reporting "Item 5 Other Events" as filed with the Commission on June 23, 2000.

                                  EXHIBIT INDEX

Exhibit
  No.                  Description of Exhibit
-------                ----------------------

2.1 Stock Purchase Agreement, dated as of March 1, 1999, by and between Interiors, Inc. ("Interiors") and CSL Lighting Manufacturing, Inc. ("CSL"). 1/

2.2 Agreement and Plan of Merger dated December 31, 1998 by and between MHI Acquisition Corp., Interiors and Model Home Interiors, Inc. 2/

2.3 Stock Purchase Agreement dated August 27, 1998 by and among Interiors, Jimmy D. Webster, Jr., Bettye Jo Webster and Henry L. Gray. 3/

2.4 Agreement and Plan of Merger, dated July 2, 1998, by and among Troy Acquisition Corp., Interiors, Troy, Barry R. Jackson, and Todd R. Langner ("Langner"). 4/

2.5 Stock Purchase Agreement dated July 7, 1998, by and between Interiors and Bentley. 5/

2.6 Purchase Agreement dated December 11, 1999 by and among Interiors, and Mark N. Sklar, Drew M. Brown, the Bennett Dorrance Trust, the Bennett Dorrance, Jr. Trust, the Ashley Dorrance Trust, the Dorrance 1995 Issue Trust and DMB Property Ventures Limited Partnership. 6/

2.7 Stock Purchase Agreement dated October 27, 1999 by and among Interiors, Inc., Jerry Howard, Dennis Darlington, and the Mamer Family Trust dated October 1, 1997*

2.8 First Amendment to Stock Purchase Agreement dated December 15, 1999 by and among Interiors, Inc., Jerry Howard, Dennis Darlington and the Mamer Family Trust dated October 1, 1997*

3.1         Certificate of Incorporation of Interiors. 7/

3.2 Certificate of Ownership and Merger between Interiors, Inc. and A.P.F. Holdings, Inc. 7/

3.3         Certificate of Amendment of Certificate of Incorporation of
            Interiors. 8/

3.4 Certificate of Designations, Rights and Preferences of Series A Preferred Stock. 8/

3.5 Certificate for Restoration, Renewal and Revival of the Certificate of Incorporation. 9/

3.6         Certificate of Merger of Interiors, Inc. into Interiors Holdings,
            Inc.9/

3.7         By-Laws of Interiors. 7/

3.8 Certificate of Designations, Rights and Preferences of Series B Preferred Stock. 10/

3.9 Certificate of Designations, Rights and Preferences of Series C Preferred Stock. 10/

4.1         Specimen Class A Preferred Stock Certificate. 8/

4.2         Specimen Class A Common Stock Certificate. 8/

4.3         Specimen Class B Common Stock Certificate. 8/

4.4 7% Convertible Debenture due July 26, 2001, dated July 27, 1998, in the amount of $500,000, issued by Interiors to Dominion Capital Fund, Ltd. ("Dominion"). 9/

4.5 7% Convertible Debenture due July 26, 2001, dated July 27, 1998, in the amount of $500,000, issued by Interiors to Sovereign Partners, L.P. ("Sovereign"). 9/

4.6 7% Convertible Debenture due July 29, 2001, dated July 30, 1998, in the amount of $1,250,000, issued by Interiors to RBB Bank AG ("RBB"). 9/

4.7 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Dominion. 9/

4.8 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Sovereign. 9/

4.9 Common Stock Purchase Warrant A to Purchase 535,714 Shares of Common Stock of Interiors, dated July 30, 1998, issued by Interiors to RBB. 9/

4.10 Common Stock Purchase Warrant B to Purchase 50,000 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Cardinal Capital Management Inc. ("Cardinal").9/

4.11 Common Stock Purchase Warrant B to Purchase 62,500 Shares of Common Stock of Interiors, dated July 30, 1998, issued by Interiors to Cardinal. 9/

4.12 Registration Rights Agreement, dated July 27, 1998, by the Holders listed therein and Interiors. 9/

4.13 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, issued by Interiors to Sovereign. 9/

4.14 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, issued by Interiors to Dominion. 9/

4.15 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Sovereign. 9/

4.16 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Dominion. 9/

4.17 Registration Rights Agreement, dated August 25, 1998, by the Holders listed therein and Interiors. 9/

4.18 Escrow Agreement dated July 2, 1998 by and among Buyer, U.S. First Trust, a national association, and Barry R. Jackson. 10/

4.19 The Windsor Art, Inc. Voting Trust Agreement No. 1 dated July 30, 1998 by and among Lloyd R. Abrams and Max Munn, Buyer and Bentley. 10/

4.20 Series B Warrant to purchase up to 2,000,000 Class A Shares issued to Seaside Partners, L.P. 10/

4.21        Form of 12% Convertible Promissory Notes. 10/

4.22 Form of Registration Rights Agreement by and among Interiors and minority shareholders of Petals. 10/

4.23 Form of Warrant to Purchase Class A Shares issued to minority shareholders of Petals. 10/

4.24 10% Convertible Promissory Note dated March 23, 1999 in the amount of $2,000,000 issued to majority shareholder of Petals. 10/

4.25 Secured Convertible Note Purchase Agreement dated as of September 30, 1999 between Limeridge LLC and Interiors, Inc.*

4.26 Secured Convertible Note dated as of September 30, 1999 in favor of Limeridge LLC*

4.27 Common Stock Purchase Warrant dated as of September 30, 1999 in favor of Limeridge LLC.*

4.28 Convertible Note Exchange Agreement December 31, 1999, by and between Interiors, Inc. and Endeavour Capital Fund SA*

4.29 Secured Convertible Note due September 29, 2004 in favor of Endeavour Capital Fund, SA*

4.30 Common Stock Purchase Warrant dated as of December 31, 1999 and Endeavour Capital Fund, SA*

10.1 Security Agreement, dated November 13, 1990, between Interiors and United Credit Corporation and amendments thereto dated November 13, 1990, January 7, 1992, October 11, 1991, December 15, 1992 and June 23, 1993. 7/

10.2 Standstill Agreement, dated as of March 1, 1999, by and between Interiors, Inc. ("Interiors") and CSL Lighting Manufacturing, Inc. ("CSL"). 1/

10.3        1994 Stock Option and Appreciation Rights Plan. 11/

10.4        1994 Director Stock Option and Appreciation Rights Plan. 12/

10.5        Revised form of Warrant Exercise Fee Agreement. 11/

10.6 Consulting Agreement, dated October 1, 1993, between Morris Munn and Interiors. 11/

10.7        Employment Agreement, dated November 1, 1998, between Interiors and
            Max Munn.

10.8 Promissory Note, dated March 10, 1998, made by Interiors in favor of Michael H. Greeley ("Greeley"), in the principal sum of $794,379. 9/

10.9 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of

            Bentley, in the principal sum of $3,300,300. 5/

10.10 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $2,000,000. 5/

10.18 Consulting Agreement, dated July 30, 1998, by and among Windsor, Lloyd R. Abrams, and Interiors. 5/

10.19 Securities Purchase and Registration Rights Agreement, dated July 30, 1998, by and among Max Munn, Bentley, and Interiors. 5/

10.20 Employment Agreement, dated March 10, 1998, by and between Greeley and Henlor. 13/

10.21 Employment Agreement, dated August 14, 1998, by and between Interiors and Langner. 4/

10.22 Stock Purchase Agreement dated as of July 30, 1999 by and among Interiors, Barry R. Jackson, U.S. Bank Trust and the entities listed on Schedule A annexed thereto.*

10.23 Letter Agreement dated August 2, 1999 by and among Interiors, Sovereign, Dominion and Dominion Investment Fund, LLC.*

10.24 Registration Rights Agreement dated as of September 30, 1999 between Limeridge LLC and Interiors, Inc.

10.25 Security Agreement dated as of September 30, 1999 between Limeridge LLC, Interiors, Inc. and Petals, Inc.

10.26 Registration Rights Agreement dated as of December 31, 1999 between Endeavour Capital Fund, SA and Interiors, Inc.

10.27 Security Agreement dated as of December 31, 1999 between Endeavour Capital Fund, SA, Interiors, Inc. and Petals, Inc.

10.28 Letter Agreement dated August 2, 1999 by and among Interiors, Sovereign, Dominion and Dominion Investment Fund, LLC.*

11.1        Statement re: computation of per share earnings.

21.1        Subsidiaries of the Registrant.*

27          Financial Data Schedule

99.1        U.S. Patent and Trademark Office Trademark Reg. No. 1,736,623.7/

99.2        U.S. Patent and Trademark Office Service Mark Reg. No. 1,783,694.7/

*           Previously filed.

1/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed March 4, 1999 (File No. 00-24352), as amended, which exhibit is incorporated herein by reference.

2/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed March 9, 1999 (File No. 00-24352) which exhibit is incorporated herein by reference.

3/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed March 9, 1999 (File No. 00-24352), as amended, which exhibit is incorporated herein by reference.

4/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed August 14, 1998 (File No. 00-24352), as amended, which exhibit is incorporated herein by this reference.

5/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed August 10, 1998 (File No. 00-24352), as amended, which exhibit is incorporated herein by this reference.

6/ Previously filed as an exhibit to Interiors' Current Report on Form 8-K filed April 9, 1999 (File No. 00-24352), as amended, which exhibit is incorporated herein by reference.

7/ Previously filed as an exhibit to the Registration Statement on Form SB-2 (the "Registration Statement") (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

8/ Previously filed as an exhibit to Amendment No. 1 to the Registration Statement (Registration No. 33-77288-NY), which exhibit is incorporated herein by reference.

9/ Previously filed as an exhibit to Annual Report on Form 10-KSB for fiscal year ended June 30, 1998 (File No. 0-24352), which exhibit is incorporated herein by this reference.

10/ Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-63207), which exhibit is incorporated herein by reference.

11/ Previously filed as an exhibit to Annual Report on Form 10-KSB for fiscal year ended June 30, 1994 (File No. 0-24352), which exhibit is incorporated herein by this reference.

12/ Previously filed as an exhibit to Amendment No. 3 to the Registration Statement (Registration No. 33-7728-NY), which exhibit is incorporated by reference.

13/ Previously filed as an exhibit to Current Report on Form 8-K filed March 10, 1998 (File No. 00-24352), which exhibit is incorporated herein by reference.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              INTERIORS, INC.


                              By: /s/ MAX MUNN
                                  ----------------------------------------------
                                  Name:  Max Munn
                                  Title: Chairman, President and Chief Executive
                                         Officer

            In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                     Title                             Date
---------                     -----                             ----


/s/ MAX MUNN                  Chairman, President, Chief        October 13, 2000
------------------------      Executive Officer, and Director
Max Munn


/s/ ROBERT J. CONOLOGUE       Chief Financial Officer,          October 13, 2000
------------------------      Executive Vice President and
Robert J. Conologue           Principal Accounting Officer


/s/ ROGER LOURIE              Director                          October 13, 2000
------------------------
Roger Lourie


/s/ RICHARD JOSEPHBERG        Director                          October 13, 2000
------------------------
Richard Josephberg


/s/ JAMES G. BLOISE           Director                          October 13, 2000
------------------------
James G. Bloise

                                     PART IV

Item 14. Index to Consolidated Financial Statements of Interiors, Inc. and Subsidiaries

                                                                            Page
                                                                            ----

Report of Independent Public Accountants................................    F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2000 and 1999................    F-3

Consolidated Statements of Operations for the
years ended June 30, 2000, 1999 and 1998................................    F-4

Consolidated Statements of  Stockholders'
Equity for the years ended June 30, 2000, 1999 and 1998.................    F-6

Consolidated Statements of Cash Flows for
the years ended June 30, 2000, 1999 and 1998............................    F-9

Notes to Consolidated Financial Statements..............................    F-11

Financial Statement Schedule:

Schedule II. Valuation and Qualifying Accounts and Reserves.............    S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Interiors, Inc.:

We have audited the accompanying consolidated balance sheets of Interiors, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interiors, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring net losses and negative operating cash flows and at June 30, 2000, the Company had a net working capital deficit resulting from the reclassification of a majority of its debt to current liabilities. This reclassification was the result of the Company's failure to meet certain requirements contained in their debt agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen, LLP

New York, New York
October 13, 2000

                        INTERIORS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             June 30, 2000 and 1999
                    (amounts in thousands, except share data)

                                                                                                             2000            1999
                                                                                                           ---------      ---------
                                            Assets
Current Assets:
  Cash and cash equivalents ..........................................................................     $   6,229      $   6,910
  Accounts receivable, net of reserves of $2,351 and $793 in 2000 and 1999, respectively .............        18,069         14,465
  Inventories ........................................................................................        23,324         22,972
  Other current assets ...............................................................................         3,359          3,474
                                                                                                           ---------      ---------
         Total current assets ........................................................................        50,981         47,821
                                                                                                           ---------      ---------

Property and Equipment, net ..........................................................................        13,509         11,902

Goodwill, net ........................................................................................        37,748         32,262

Other Assets, net ....................................................................................         2,989          1,781
                                                                                                           ---------      ---------
         Total assets ................................................................................     $ 105,227      $  93,766
                                                                                                           =========      =========

                             Liabilities and Stockholders' Equity

Current Liabilities:
  Notes payable and current maturities of long-term debt .............................................     $  38,518      $   7,654
  Accounts payable ...................................................................................        16,939         12,645
  Accrued liabilities ................................................................................        17,104         10,383
                                                                                                           ---------      ---------
         Total current liabilities ...................................................................        72,561         30,682
                                                                                                           ---------      ---------

Long-Term Debt .......................................................................................         4,961         17,093
Other Long-Term Liabilities ..........................................................................         3,974            994

Commitments and Contingencies  (Note 12)

Series B Redeemable Convertible Preferred Stock, par value $.01 per share, 100,000 shares
  issued and outstanding .............................................................................            --          1,000

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,300,000 shares authorized:
     Series A Redeemable Convertible Preferred Stock, $.01 par value, 2,870,000 shares authorized, 850,802 and 1,066,050 shares issued and outstanding in 2000 and 1999,
       respectively ..................................................................................             9             11
     Series B Redeemable Convertible Preferred Stock, $.01 par value, 200,000 shares authorized, 200,000 and 100,000 shares issued and outstanding in 2000 and 1999,
       respectively (1999-100,000 shares reported outside of stockholders' equity) ...................             2              1
     Series C Redeemable Convertible Preferred Stock, $.01 par value, 6,527 shares
       authorized, 0 and 6,527 shares issued and outstanding in 2000 and 1999, respectively ..........            --             --
  Class A common stock, $.001 par value, 60,000,000 shares authorized, 37,271,457 and
     30,173,459 shares issued and outstanding in 2000 and 1999, respectively .........................            37             30
  Class B common stock, $.001 par value, 2,500,000 shares authorized, 2,455,000 shares issued
     and outstanding in 2000 and 1999, respectively ..................................................             2              2
  Treasury stock, at cost, 45,400 and 0 shares in 2000 and 1999, respectively ........................           (41)            --
  Accreted Dividends on Series B Redeemable Convertible Preferred Stock ..............................         2,000            832
  Additional paid-in-capital .........................................................................        63,343         64,214
  Accumulated deficit ................................................................................       (38,659)       (17,881)
  Notes receivable ...................................................................................        (2,962)        (3,212)
                                                                                                           ---------      ---------
         Total stockholders' equity ..................................................................        23,731         43,997
                                                                                                           ---------      ---------
              Total liabilities and stockholders' equity .............................................     $ 105,227      $  93,766
                                                                                                           =========      =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES

                      Consolidated Statements Of Operations
                For the Years Ended June 30, 2000, 1999 and 1998
                  (amounts in thousands, except per share data)

                                                                                              2000           1999           1998
                                                                                            ---------      ---------      ---------
Net Sales .............................................................................     $ 170,275      $  80,433      $  13,447

Cost of Goods Sold ....................................................................       108,058         50,449          8,269
                                                                                            ---------      ---------      ---------

Gross profit ..........................................................................        62,217         29,984          5,178

Selling, General, and Administrative Expenses:
Selling, general and administrative ...................................................        69,261         28,964          4,025
Write down of goodwill ................................................................         3,000             --             --
                                                                                            ---------      ---------      ---------
Total expenses ........................................................................        72,261         28,964          4,025
                                                                                            ---------      ---------      ---------
(Loss) income from operations .........................................................       (10,044)         1,020          1,153
                                                                                            ---------      ---------      ---------

Other Expenses (Income):
Interest expense ......................................................................         8,284          4,185            963
Impairment loss on investments and non-operating receivables ..........................            --          6,088             --
Consulting and management fees ........................................................            --           (442)          (335)
Minority interest .....................................................................           (55)          (117)            --
                                                                                            ---------      ---------      ---------
Total other expenses ..................................................................         8,229          9,714            628
                                                                                            ---------      ---------      ---------

(Loss) income before provision (benefit) for income taxes and extraordinary item ......       (18,273)        (8,694)           525

Provision (Benefit) for Income Taxes ..................................................           308            200           (109)
                                                                                            ---------      ---------      ---------

(Loss) income before extraordinary item ...............................................       (18,581)        (8,894)           634

Extraordinary Gain from Early Extinguishment of Debt, net .............................            --            870             --
                                                                                            ---------      ---------      ---------

Net (Loss) Income .....................................................................     $ (18,581)     $  (8,024)     $     634
                                                                                            =========      =========      =========

Earnings Per Common Share:
Basic
(Loss) income before extraordinary item ...............................................     $ (18,581)     $  (8,894)     $     634
Preferred dividends ...................................................................        (1,029)          (518)          (340)
Accreted preferred dividends ..........................................................        (1,168)          (832)            --
                                                                                            ---------      ---------      ---------
Net (loss) income attributable to common shares before extraordinary item .............       (20,778)       (10,244)           294
Extraordinary gain from early extinguishment of debt, net .............................            --            870             --
                                                                                            ---------      ---------      ---------
Net (loss) income .....................................................................     $ (20,778)     $  (9,374)     $     294
                                                                                            =========      =========      =========
Net earnings per common share - basic:
Net earnings from continuing operations per common share ..............................     $   (0.59)     $   (0.46)     $    0.04
Extraordinary gain from early extinguishment of debt ..................................            --      $    0.04             --
                                                                                            ---------      ---------      ---------
Net earnings per common share - basic .................................................     $   (0.59)     $   (0.42)     $    0.04
                                                                                            =========      =========      =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES

                For the Years Ended June 30, 2000, 1999 and 1998
                  (amounts in thousands, except per share data)

                                                                                               2000           1999           1998
                                                                                             --------       --------       --------

Diluted
(Loss) income before extraordinary item ...............................................      $(18,581)      $ (8,894)      $    634
Preferred dividends ...................................................................        (1,029)          (518)          (340)
Accreted preferred dividends ..........................................................        (1,168)          (832)            --
                                                                                             --------       --------       --------
Net (loss) income attributable to common shares before extraordinary item .............       (20,778)       (10,244)           294
Extraordinary gain from early extinguishment of debt, net .............................            --            870             --
                                                                                             --------       --------       --------
Net (loss) income .....................................................................      $(20,778)      $ (9,374)      $    294
                                                                                             ========       ========       ========
Net earnings per common share - diluted:
Net earnings from continuing operations per common share ..............................      $  (0.59)      $  (0.46)      $   0.04
Extraordinary gain from early extinguishment of debt ..................................            --       $   0.04             --
                                                                                             --------       --------       --------
Net earnings per common share - diluted ...............................................      $  (0.59)      $  (0.42)      $   0.04
                                                                                             ========       ========       ========

Weighted average number of shares used in computation of earnings per share
Basic .................................................................................        35,124         22,036          7,251
Diluted ...............................................................................        35,124         22,036          8,154
                                                                                             ========       ========       ========

Weighted average number of shares used in computation of earnings per share from extraordinary gain
Basic .................................................................................        35,124         22,036          7,251
Diluted ...............................................................................        35,124         22,036          8,154
                                                                                             ========       ========       ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2000, 1999 and 1998
                             (amounts in thousands)

                                                                                                     Class A          Class B
                                                 Series A         Series B         Series C          -------          -------
                                              Preferred Stock  Preferred Stock  Preferred Stock   Common Stock     Common Stock
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                              Shares   Amount  Shares   Amount  Shares   Amount  Shares   Amount  Shares   Amount
                                              ------   ------  ------   ------  ------   ------  ------   ------  ------   ------
Balance, June 30, 1997                         1,147   $   12                                     5,261   $    5   1,770   $    2

   Sale of Treasury Stock

   Conversion of preferred stock to
   common stock                                 (518)      (5)                                    1,553        1
   Class B Common Shares issued                                                                                      730        1

   Escrow shares                                                                                  7,500        8

   Class A Common Shares issued for
   services rendered                                                                                227       --
   Common stock issued in connection
   with acquisitions                                                                              1,079        1
   Exercise of Class WA Warrants, net
   of expenses                                                                                    2,607        3
   Warrants issued in connection
   with convertible debt
   Stock dividends declared December, 1997                                                          530        1

   Conversion of Class B Common shares
   into Class A Common shares                                                                       395        1    (395)      (1)
   Issuance of Preferred Stock                    50

   Conversion of promissory notes to Class
   A common                                                                                         463       --
   Net income through June 30, 1998
                                              ------------------------------------------------------------------------------------
Balance, June 30, 1998                           679        7                                    19,615       20   2,105        2

   Class B Common shares issued                                                                                    1,725        1

   Series B Preferred shares issued, net of
   expenses                                                       100        1
   Series C Preferred Shares issued, net of
   expenses                                                                          5
   Conversion of Class B to Class A Common                                                          125             (125)

   Conversion of Preferred to Class A Common  (1,946)     (19)                                    5,838        6

   Escrow shares                                                                                  5,000        5

   CSL acquisition                                                                   2

   Troy Lighting acquisition                                                                        650        1

   Windsor Art acquisition                                                                        1,500        2

   MHI acquisition                                                                                1,056        1

                                                Additional *   Accumulated  Treasury     Note
                                              Paid in Capital   (Deficit)    Stock    Receivable   Total
                                              ---------------  -----------  --------  ----------  -------
Balance, June 30, 1997                          $   13,217     $   (8,680)   $   (1)   $   (437)  $ 4,118

   Sale of Treasury Stock                              479                        1                   480

   Conversion of preferred stock to
   common stock                                          4
   Class B Common Shares issued                        510                                 (510)        1

   Escrow shares                                        (8)

   Class A Common Shares issued for
   services rendered                                   351                                            351
   Common stock issued in connection
   with acquisitions                                 1,749                                          1,750
   Exercise of Class WA Warrants, net
   of expenses                                       3,775                                          3,778
   Warrants issued in connection
   with convertible debt                               200                                            200
   Stock dividends declared December, 1997             530           (531)

   Conversion of Class B Common shares
   into Class A Common shares
   Issuance of Preferred Stock                         250                                            250

   Conversion of promissory notes to Class
   A common                                            695                                            695
   Net income through June 30, 1998                                   634                             634
                                              -----------------------------------------------------------
Balance, June 30, 1998                              21,752         (8,577)                 (947)   12,257

   Class B Common shares issued                      2,004                               (1,607)      398

   Series B Preferred shares issued, net of
   expenses                                          1,004                                          1,005
   Series C Preferred Shares issued, net of
   expenses                                          4,480                                          4,480
   Conversion of Class B to Class A Common

   Conversion of Preferred to Class A Common            13

   Escrow shares                                        (5)

   CSL acquisition                                   1,927                                          1,927

   Troy Lighting acquisition                           974                                            975

   Windsor Art acquisition                           2,530                                          2,531

   MHI acquisition                                   2,299                                          2,300

* Amounts reported in Additional Paid in Capital column includes the amounts reported in accreted dividends on Series B Redeemable Convertible Preferred Stock and Additional Paid in Capital on the accompanying Consolidated Balance Sheets.

                        INTERIORS, INC. AND SUBSIDIARIES

                For the Years Ended June 30, 2000, 1999 and 1998
                             (amounts in thousands)

                                                                                                     Class A          Class B
                                                 Series A         Series B         Series C          -------          -------
                                              Preferred Stock  Preferred Stock  Preferred Stock   Common Stock     Common Stock
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                              Shares   Amount  Shares   Amount  Shares   Amount  Shares   Amount  Shares   Amount
                                              ------   ------  ------   ------  ------   ------  ------   ------  ------   ------
Exercise of Class WA Warrants                                                                       240       --

Exercise of Class WB Warrants                                                                     2,796        3

Exercise of Class WC Warrants                  2,321       23

Exercise of other warrants                                                                          827        1

Warrants issued with convertible debentures

Warrants issued in Petals acquisition

Shares issued for services rendered                                                                 181       --

Shares issued in connection with settlement       10       --                                        10       --

Escrow shares transferred to outside investor                                                     1,250        1  (1,250)      (1)

Shares issued in connection with
employment agreement                                                                                100       --

Discount incurred with convertible notes

Class A shares issued, convertible notes                                                          2,131        2

Stock Dividend                                                                                      345       --

Windsor Art extinguishment of debt

Retirement of treasury stock

Escrow shares transferred to outside investor

Shares issued for Stylecraft finance charges                                                         10       --

Retirement of escrow and Windsor shares                                                         (11,500)     (12)

Accretion of Dividend - Warrants Series C
Preferred Stock

                                                 Additional *   Accumulated  Treasury     Note
                                               Paid in Capital   (Deficit)    Stock    Receivable   Total
                                               ---------------  -----------  --------  ----------  -------
Exercise of Class WA Warrants                         361                                             361

Exercise of Class WB Warrants                       5,589                                           5,592

Exercise of Class WC Warrants                      12,572                                (382)     12,214

Exercise of other warrants                          1,150                                           1,151

Warrants issued with convertible debentures         1,000                                           1,000

Warrants issued in Petals acquisition                  50                                              50

Shares issued for services rendered                   343                                             343

Shares issued in connection with settlement            42                                              42

Escrow shares transferred to outside investor       1,200                                           1,200

Shares issued in connection with
employment agreement                                  125                                             125

Discount incurred with convertible notes              728                                             728

Class A shares issued, convertible notes            1,933                                           1,935

Stock Dividend                                        448          (448)

Windsor Art extinguishment of debt                               (1,317)                           (1,317)

Retirement of treasury stock                       (1,317)        1,317                                -0-

Escrow shares transferred to outside investor       2,775                                (275)      2,500

Shares issued for Stylecraft finance charges           16                                              16

Retirement of escrow and Windsor shares                12

Accretion of Dividend - Warrants Series C
Preferred Stock                                       832          (832)

* Amounts reported in Additional Paid in Capital column includes the amounts reported in accreted dividends on Series B Redeemable Convertible Preferred Stock and Additional Paid in Capital on the accompanying Consolidated Balance Sheets.

                        INTERIORS, INC. AND SUBSIDIARIES

                For the Years Ended June 30, 2000, 1999 and 1998
                             (amounts in thousands)

                                                                                                     Class A          Class B
                                                 Series A         Series B         Series C          -------          -------
                                              Preferred Stock  Preferred Stock  Preferred Stock   Common Stock     Common Stock
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                              Shares   Amount  Shares   Amount  Shares   Amount  Shares   Amount  Shares   Amount
                                              ------   ------  ------   ------  ------   ------  ------   ------  ------   ------
   Finance charges connected with
   12% promissory notes

   Stock options issued to officer

   Deferred financing expense

   Net income (loss) through June 30, 1999
                                              ------------------------------------------------------------------------------------
Balance June 30, 1999                          1,066     11      100       1       7        --   30,173     30     2,455     2

   Conversion of Series A preferred stock to
   common stock                                 (205)    (2)                                        615      1
   Shares issued in connection with
   employment agreement                                                                              53
   Additional shares issued regarding MHI
   acquisition                                                                                    1,633      2
   Shares issued regarding Concepts 4, Inc.
   acquisition                                                                                    4,382      4
   Retirement of stock                           (10)                                               (10)

   Reclassification of Mandatory Redeemable
   Preferred Series B to Equity                                  100       1
   Conversion of Preferred Series C shares to
   debt                                                                           (7)
   Conversion of debt to equity                                                                     200

   Repurchase of common shares

   Payments received on notes receivables

   Warrants issued in connection with debt

   Accretion of Dividend - Warrants Preferred
   Series C
   Preferred Series C dividend

   Dividends Preferred Series A and B, net of
   reversals                                                                                        225
   Net loss through June 30,  2000
                                              ------------------------------------------------------------------------------------
 Balance June 30, 2000                           851    $ 9      200     $ 2      --      $ --   37,271   $ 37     2,455   $ 2
                                              ====================================================================================

                                                 Additional *   Accumulated  Treasury     Note
                                               Paid in Capital   (Deficit)    Stock    Receivable   Total
                                               ---------------  -----------  --------  ----------  -------
   Finance charges connected with
   12% promissory notes                                 49                                             49

   Stock options issued to officer                      75                                             75

   Deferred financing expense                           82                                             82

   Net income (loss) through June 30, 1999                         (8,024)                         (8,024)
                                              ------------------------------------------------------------
Balance June 30, 1999                               65,046        (17,881)               (3,212)   43,997

   Conversion of Series A preferred stock to
   common stock                                          1                                             --
   Shares issued in connection with
   employment agreement                                 75                                             75
   Additional shares issued regarding MHI
   acquisition                                         642                                            644
   Shares issued regarding Concepts 4, Inc.
   acquisition                                       2,819                                          2,823
   Retirement of stock                                 (25)                                           (25)

   Reclassification of Mandatory Redeemable
   Preferred Series B to Equity                        999                                          1,000
   Conversion of Preferred Series C shares to
   debt                                             (6,527)                                        (6,527)
   Conversion of debt to equity                        291                                            291

   Repurchase of common shares                                                 (41)                   (41)

   Payments received on notes receivables                                                   250       250

   Warrants issued in connection with debt             662                                            662

   Accretion of Dividend - Warrants Preferred
   Series C                                          1,168         (1,168)
   Preferred Series C dividend                                       (279)                           (279)

   Dividends Preferred Series A and B, net of
   reversals                                           192           (750)                           (558)
   Net loss through June 30,  2000                                (18,581)                        (18,581)
                                              ------------------------------------------------------------
 Balance June 30, 2000                             $65,343       $(38,659)    $(41)     $(2,962) $ 23,731
                                              ============================================================

*Amounts reported in Additional Paid in Capital column includes the amounts reported in accreted dividends on Series B Redeemable Convertible Preferred Stock and Additional Paid in Capital on the accompanying Consolidated Balance Sheets.

                   The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                For the Years Ended June 30, 2000, 1999 and 1998
                             (amounts in thousands)

                                                                                               2000           1999           1998
                                                                                             --------       --------       --------
Cash Flow From Operating Activities:
      Net (loss) income ...............................................................      $(18,581)      $ (8,024)      $    634
      Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization ...................................................         5,894          2,223            742
      Net book value of rental property disposed ......................................         1,390            599             --
      Provision for losses on accounts receivable .....................................         1,438             31            228
      Provision for inventory .........................................................         2,848            971            346
      Impairment of goodwill ..........................................................         3,000             --             --
      Impairment loss on investments and other non-operating receivables ..............            --          6,088             --
      Non-cash financing charge, including accretion of interest on acquisition
       indebtedness ...................................................................         1,295          1,192            406
      Provision for issuance of stock .................................................            75            510             --
      Minority interest in subsidiary .................................................           (55)            55             --
       Changes in Assets and Liabilities: .............................................
           Increase in accounts receivable ............................................        (2,121)          (163)          (417)
           Increase in inventories ....................................................        (2,289)        (1,615)          (486)
           Increase in prepaid expenses and other current assets ......................        (2,058)          (886)          (539)
           Decrease (increase) in other assets ........................................           224            834         (1,354)
           Increase (decrease) in accounts payable and accrued expenses ...............         4,646         (2,182)           102
                                                                                             --------       --------       --------
      Net cash used in operating activities ...........................................        (4,294)          (367)          (338)
                                                                                             --------       --------       --------
Cash Flow From Investing Activities:
      Capital expenditures ............................................................        (5,788)        (4,226)          (237)
      Acquisition of Concepts 4, net of cash acquired .................................         1,454             --             --
      Acquisition of Windsor, net of cash acquired ....................................            --         (2,277)            --
      Acquisition of Troy Lighting, net of cash acquired ..............................            --         (2,344)            --
      Acquisition of MHI, net of cash acquired ........................................            --         (2,188)            --
      Acquisition of CSL, net of cash acquired ........................................            --           (678)            --
      Acquisition of Stylecraft Lamps, net of cash ....................................            --        (10,624)            --
      Acquisition of Petals, net of cash acquired .....................................            --         (6,921)            --
      Acquisitions of Vanguard and Artmaster, net of cash acquired ....................            --             --         (1,828)
                                                                                             --------       --------       --------
      Net cash used in investing activities ...........................................        (4,334)       (29,258)        (2,065)
                                                                                             --------       --------       --------
Cash Flow From Financing Activities:
      Borrowing from Foothill under revolving loans ...................................        13,200             --             --
      Net (repayments) proceeds from issuance of debt .................................       (18,400)        19,363          3,143
      Repayments of debt and capitalized lease obligations ............................        (1,949)       (16,369)          (847)
      Borrowings under debt instruments ...............................................        15,459             --             --
      Net proceeds from exercise of common and preferred stock warrants ...............            --         19,320          3,873
      Net proceeds from sale of common and preferred stock options ....................            --         10,185             --
      Other, net ......................................................................          (363)            --             --
                                                                                             --------       --------       --------
      Net cash provided by financing activities .......................................         7,947         32,499          6,169
                                                                                             --------       --------       --------
      Net (decrease) increase in cash .................................................          (681)         2,874          3,766
      Cash, beginning of year .........................................................         6,910          4,036            269
                                                                                             --------       --------       --------
      Cash, end of year ...............................................................      $  6,229       $  6,910       $  4,036
                                                                                             ========       ========       ========
Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for -
      Interest ........................................................................      $  4,693       $  3,015       $    500
      Taxes ...........................................................................           150             13             19

                   The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES

                For the Years Ended June 30, 2000, 1999 and 1998
                             (amounts in thousands)

                                                                                                              June 30,
                                                                                                 -----------------------------------
                                                                                                  2000          1999          1998
                                                                                                 -------       -------       -------
Supplemental disclosure of non-cash items from financing activities::
       Conversion of Series A Redeemable Convertible Preferred Stock to Class A
       Common Stock ......................................................................           --            14            --
       Conversion of Series C Redeemable Convertible Preferred Stock to Debt .............        7,785            --            --
       Stock issuance for financing charges ..............................................           --            65            --
       Stock issuance for  services ......................................................           --           343            --
       Stock issuance in connection with legal settlement ................................           --            42            --
       Stock issuance per employment agreement ...........................................           75           125            --
       Debt Financing Costs ..............................................................           --            --           351
       Debt issued for services rendered .................................................           --            --            45
       Common Stock repurchased in conjunction with early extinguishment of debt .........           --        (1,317)
       Debt and Guarantee Reduction Through Treasury Stock Issuance ......................           --            --           480
       Stock Issuance Financed by note or Short-Term Receivable ..........................           --            --           761
       Debt Discount-Warrants Issued .....................................................           --            --           200
       Promissory Note Conversion ........................................................           --         1,935           695
       Common Stock issued for preferred dividends .......................................          291           449           531
Supplemental disclosure of non-cash items related to acquisitions:
       Fair value of assets acquired, excluding cash .....................................           --        41,263         4,671
       Issuance of common stock ..........................................................       (2,823)       (5,806)       (1,750)
       Issuance of preferred stock .......................................................           --        (2,027)
       Issuance of notes payable .........................................................       (4,213)       (2,231)       (1,604)
       Issuance of warrants ..............................................................           --            50
       Payments in connection with acquisitions, net of cash acquired ....................           --       (23,467)       (1,710)
       Liabilities assumed ...............................................................           --        27,442         6,052
Supplemental disclosure of non-cash items from investing activities:
       Issuance of common stock in connection with acquisitions ..........................        2,823         5,806         1,750
       Issuance of preferred stock in connection with acquisitions .......................           --         2,027
       Issuance of debt in connection with acquisitions ..................................        4,213         2,231         1,604
       Issuance of warrants in connection with convertible debentures ....................           --         1,000            --
       Issuance of Class B Common Shares in connection with Laurie Munn debt guaranties ..           --         2,455            --
       Issuance of common stock as dividend on Series A Redeemable Convertible
         Preferred Stock .................................................................          191            --            --
       Capital lease equipment acquisition ...............................................       (1,863)           --            --
       Increase  in capital lease obligation .............................................        1,863            --            --

                   The accompanying notes are in integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Going Concern Matters

      Business

            Interiors, Inc., a Delaware corporation ("Interiors" or the "Company") , is a designer, manufacturer and marketer of a broad range of decorative accessories for the residential, commercial, institutional and contract markets, including museum-quality traditional and contemporary picture frames, framed wall mirrors, oil paintings and prints under glass, portable and installed lighting and lighting fixtures, sculptures and decorative tabletop accessories and silk floral and tree arrangements. Interiors primarily markets its products to retailers in the home furnishings industry, including furniture stores, home furnishings centers, catalog retailers, home improvement centers, department stores and lighting retailers. The Company's silk flower and tree arrangements, as well as other accessories are also sold directly to consumers through a direct mail catalogue, and the Company has recently begun marketing several products through the Internet. The Company also provides design, merchandising and leasing services to the homebuilding and hospitality industries. The Company's operations are primarily conducted in the United States.

      Going Concern Matters

            The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the years ended June 30, 2000 and 1999, the Company had net losses of $18,581,000 and $8,024,000, respectively. The Company also had negative operating cash flows of $4,294,000, $367,000 and $338,000 for the years ended June 30, 2000, 1999 and 1998, respectively. In addition, as of June 30, 2000, the Company classified $30,772,000 of its long term debt as current liabilities because of its failure to meet certain requirements contained in the agreements governing these instruments. These factors raise substantial doubt about the Company's ability to continue as a going concern.

            The primary factors contributing to the Company's $18,581,000 net loss for the year ended June 30, 2000 were poor operating results at the Company's West Coast decorative accessories businesses, which resulted in $14,015,000 of the Company's net loss. Included in such loss is a $3,000,000 impairment of goodwill related to the anticipated sale of the lighting businesses and $700,000 of other assets written down to net realizable value. Also contributing to the net loss were significant reserves established against inventory and receivables as well as costs associated with terminating the employment of certain executives of the Company.

            The Company has recently made several significant management changes both at the corporate level and the West Coast decorative accessories businesses to provide more experienced leadership in a turnaround environment. The Company also has a detailed operating recovery plan for each of the West Coast decorative accessories businesses. In its operating plans for fiscal year ending June 30, 2001, management plans to consolidate product lines and aggressively reduce the number of SKU's and fixed costs associated with the West Coast decorative accessories businesses. The transition of these businesses from manufacturing to a more efficient sourcing operation is already underway. Since June 2000, the headcount in these businesses has been reduced from 457 to 309 employees. In addition to the anticipated sale of the lighting businesses previously mentioned, the sale of some or all of the other West Coast decorative accessories businesses are being seriously considered.

            The other significant factor contributing to the Company's net losses for fiscal 2000 were the introduction of two new product brands in fiscal 2000. Operating difficulties in connection with this start up enterprise resulted in a net loss of $3,089,000. In an effort to reduce its ongoing exposure to such expenses, the Company has significantly reduced its plans and resources dedicated to these two new brands.

            At June 30, 2000, the Company had $30,772,000 of long term debt, including its secured convertible notes ($15,285,000), bank lines of credit and revolving loans ($13,200,000) and bank term loans ($2,287,000), classified as current liabilities because the Company was not in compliance with certain requirements governing these instruments (as described in Note 9 "Debt"). The Company has obtained a bank default waiver on its bank lines of credit and revolving loans and bank term loans. However, while only the secured convertible notes remain in

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      default, the acceleration of such notes may trigger the acceleration of the bank lines of credit and revolving loans and bank term loans. The nature of the defaults on the notes relate to the failure of certain securities to be covered by an effective registration statement by September 30, 2000, the de-listing of the Company's securities from the Nasdaq SmallCap Market and the failure to pay $542,000 in accrued interest as of June 30, 2000. In part, these defaults were caused by the timing and effort necessary to have the Company's Registration Statement declared effective by September 30, 2000 and the decrease in the Company's stock price.

            The Company is currently attempting to negotiate waivers from its lenders relating to the requirements of these debt instruments. If unable to obtain these waivers, the Company will attempt to cure its defaults as soon as practicable. The Company is also aggressively pursuing more favorable mezzanine financing by finding alternative financing arrangements or by renegotiating the existing high interest rate secured convertible notes. Further, the Company has converted an aggregate of $3,000,000 of its outstanding debt and Series B Preferred Shares to common stock (see Note 19) and is continuing to pursue the conversion of other debt instruments to common stock in an effort to reduce its interest expense.

2. Summary of Significant Accounting Policies

      Basis of Presentation

            The consolidated financial statements include the accounts of Interiors, Inc. and its wholly-owned and majority owned subsidiaries, which are included from their respective dates of acquisition. Accordingly, significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

      Revenue Recognition

            The Company's revenue is generally recognized at the time finished goods, whether standard product or custom work, is shipped. A small portion of the Company's 1998 revenue was recognized upon the acceptance of goods. Payments received for merchandise not yet shipped or accepted are reflected within current liabilities. Sales returns have not historically been significant.

            The Company's design, merchandising and leasing business, Habitat Solutions, Inc. ("Habitat Solutions"), is comprised of Model Home Interiors, Inc. ("MHI"), and Concepts 4, Inc. ("Concepts 4"). As part of its business, MHI leases furniture and fixtures under operating leases to its customers with terms generally of one to three years and recognizes revenue over the term of the leases. Concepts 4 uses the percentage of completion method of accounting for revenue recognition.

      Cash and Cash Equivalents

            Cash equivalents are comprised of deposits in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.

      Inventories

            Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Finished goods consist of those items available for shipping.

      Investment In Affiliates

            The Company accounts for its investment in affiliates under the cost method. The Company evaluates its cost basis investments for recoverability on a quarterly and annual basis. It is the Company's policy to review all available financial data as well as discuss each investment's operations with respective company management. Should available information at any reporting date indicate impairment in the carrying value of either of the Company's cost investments, an adjustment would be recorded. As of June 30, 2000, the Company did not have any investments in affiliates. See Note 3 "Investment in Affiliates".

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Property and Equipment

            Property and equipment is stated at cost. The cost of additions and improvements and the costs incurred in the construction of castings and the related master molds are capitalized. Expenditures for repairs and maintenance are expensed in the period incurred. Depreciation and amortization of property and equipment is provided utilizing straight-line and accelerated methods over the estimated useful lives of the respective assets as follows:

                                                               YEARS
                                                             ---------
                 Machinery and equipment..................     3 - 10
                 Computer equipment and software..........       5
                 Furniture and fixtures...................     7 - 10
                 Building and improvements................     7 - 40

            Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method. Furniture and fixtures under operating leases of MHI are amortized on a straight-line basis. When the Company sells these furniture and fixtures, the proceeds are reported as revenue and the net book value of the equipment is reported as cost of sales in the accompanying financial statements.

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

      Goodwill and Other Long-Lived Assets

            In connection with acquisitions, amounts were paid in excess of the fair market value of the net identifiable assets acquired. These amounts have been recorded as goodwill and are being amortized over 40 years. The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of assets by determining whether the amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At June 30, 2000, the Company recognized a $3.0 million asset impairment related to certain subsidiaries, which was reported as a reduction to goodwill in the accompanying financial statements. Amortization of goodwill was $1,059,000, $529,000 and $42,000 in fiscal year 2000, 1999 and 1998, respectively. Accumulated amortization was $1,630,000 and $571,000 at June 30, 2000 and 1999, respectively.

      Deferred Financing Costs

            Debt financing costs are deferred and amortized over the term of the related debt. As of June 30, 2000 and 1999, unamoritized deferred financing costs, which are included in Other Assets, were $1,790,000 and $580,000, respectively. The amortization expense for the years ended June 30, 2000, 1999 and 1998 was $647,000, $766,000 and $186,000, respectively.
      During the fiscal year ended June 30, 2000, the Company entered into a new revolving credit agreement with Foothill Capital Corporation resulting in the write-off of unamortized deferred financing cost of approximately $550,000. During the fiscal year ended June 30, 1999, deferred financing costs of approximately $1,000,000 related to convertible debt was written off when the debt was converted into Class A Shares.

      Use of Estimates

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value of Financial Instruments

            The Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgement is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of these assets and liabilities and estimates of their fair market value at June 30, 2000 and 1999 are included in Note 18.

      Earnings (Loss) Per Common Share

            Net earnings (loss) per share amounts ("basic EPS") were computed by dividing net earnings (loss) by the weighted average number of common shares outstanding, and excluding any potential dilution.

            For purposes of this calculation, common shares of the Company include both Class A Common Stock, par value $.001 per share ("Class A Shares") and Class B Common Stock, par value $.001 per share ("Class B Shares"). Net earnings per diluted share amounts ("diluted EPS") were computed assuming potential dilution from the exercise of outstanding stock options, warrants and other securities. Where appropriate, the periods presented include a deduction for the dividend requirement of the Company's 10% Series A Cumulative Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Shares"), Series B Preferred Stock, par value $.01 per share ("Series B Preferred Shares"), and Series C Preferred Stock, par value $.01 per share ("Series C Preferred Shares"). The Series C Preferred Shares were exchanged for the Limeridge Note and the Endeavour Note (both as defined below) during fiscal year 2000 and, accordingly, there are no Series C Preferred Shares outstanding as of June 30, 2000. As of June 30, 2000, the Company had 4,525,000 shares covered by an option which were not included in the diluted earnings per share calculation since the option exercise prices were below the average stock price during the year.

      Recent Accounting Pronouncements

            In June 2000, the Financial Accounting Standards Board issued, SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities", which amends SFAS No. 133 as amended in SFAS No. 137 which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the statement of financial position and measure those instruments at fair value. The Company is reviewing what impact, if any, the adoption of SFAS No. 133 would have on the Company's financial statements.

            In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements". The effective date has been deferred until fiscal year 2001. Based on current interpretations, no material impact on the Company's financial statements is anticipated.

      Reclassifications

            Certain prior year amounts have been reclassified to conform to current year presentation.

3. Investment In Affiliates

            In the formation of Decor Group, Inc. ("Decor"), a separate publicly-held corporation, the Company's intention was to create a company with a corporate identity separate and distinct from that of Interiors. Accordingly, in March 1996, the Company issued 200,000 Class A Shares, 200,000 Series A Preferred Shares and agreed to guarantee indebtedness of Decor in exchange for 83,333 shares of Series A Non-Voting Convertible

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Preferred Stock and an option to purchase 6,666,667 shares of Series B Non-Convertible Voting Preferred Stock (the "Option Shares") of Decor. The 83,333 shares of Series A Non-Voting Convertible Preferred Stock were sold by Interiors in February 1997 and later reacquired in January 1999 for $190,000. The 200,000 Class A Shares and 200,000 Series A Preferred Shares were sold by Decor.

            During the months of August and September 1996, the Company purchased 18,311 shares of Series C Non-Voting Convertible Preferred Stock, which are convertible into three shares of Decor's common stock, at a cost of $824,000. Effective with the Company's acquisition of the Option Shares in September 1996 for $2,000, the Company executed a Voting Agreement (the "Voting Agreement") to vest the power to vote the Option Shares in a Voting Trust until the repayment of $600,000 of indebtedness. Pursuant to the Voting Trust, the Company did not have the power to exercise control over Decor. The Voting Agreement terminated in October 2000 upon the repayment of such indebtedness and the Company commenced the consolidation of Decor in its financial statements.

            The Company's holding in Decor had been recorded on the Company's financial statements under the cost method of accounting. The cost method was used because Interiors control of Decor was subject to the Voting Agreement. Interiors had no residual common equity interest and the minority owners of Decor were entitled to 100% of Decor's profits and losses. In fiscal 1999, the Company entered into an agreement, which was subsequently terminated, to acquire Decor. In connection with such potential acquisition, the Company allocated and capitalized costs of investment banking services in the amount of $350,000 during fiscal 1998 based on the fair value of the trading securities received, 100,000 Class A Shares and 100,000 Series A Preferred Shares, as direct consulting fees. During the third quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment, approximately $3,300,000, in Decor because the Company believed that based on Decor's financial condition its investment had been permanently impaired. The Company had established reserves for the uncollectibility of its entire receivable, approximately $1,000,000, owed to the Company by Decor and the possibility that the Company would be required to pay up to $300,000 pursuant to its guaranty of approximately $580,000 of indebtedness of Decor owed to Austin Financial. For the fiscal years 2000, 1999 and 1998, the Company recognized consulting and management fee income of $0, $115,000 and $70,000, respectively. The 1999 and 1998 management fee income and resulting receivable was written off during 1999 as discussed above.

            The Company consummated certain transactions during the fiscal year ended June 30, 1997 with Photo-To-Art, Ltd. ("Photo-to-Art"), a company that converts photographs into paintings, whereby the Company agreed to sell $1,140,000 worth of certain canvas related assets and other goods and consulting services to Photo-to-Art in exchange for 270,000 shares of common stock of Photo-to-Art and 120,000 warrants to purchase additional shares at $4.50 per share. The valuation ascribed to this transaction by the Company was comparable to the values received by unrelated investors in private placement transactions between those investors and Photo-to-Art. Such amounts were reflected as a cost basis investment on the Company's balance sheet. Interiors also received $50,000 in cash for use of its mailing lists. During the fourth quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment, approximately $1,100,000, in Photo-to-Art because the Company believed that, based on Photo-to-Art's financial condition its investment had been permanently impaired. In addition, a $250,000 reserve had been recorded against non-operating receivables from Photo-to-Art of the approximately $325,000, owed to the Company from Photo-to-Art. During fiscal 2000, the Company wrote-off its remaining receivable from Photo-to-Art recognizing an additional loss of $75,000. Photo-to-Art is currently being liquidated under Chapter 7 of the Bankruptcy Code. See Note 13 - "Related Party Transactions."

4. Acquisitions

            Vanguard. On March 10, 1998, the Company consummated the transactions contemplated by a merger agreement among the Company, an acquisition subsidiary of the Company, Henlor, Inc. ("Henlor"), and the shareholders of Henlor. Pursuant to the agreement, the Company's acquisition subsidiary merged with and into Henlor with Henlor continuing as the surviving corporation. Henlor also merged with its subsidiary Vanguard Studios, Inc. ("Vanguard"). The merger consideration paid by the Company consisted of (i) a cash payment of $705,000, (ii) an 8% sinking fund promissory note in the aggregate principal amount of $794,000 due December 1, 2000, of which $125,000 is outstanding as of June 30, 2000 and
      (iii) the issuance of 299,581 Class A Shares valued at $500,000 to the former shareholders of Henlor. This acquisition has been accounted for under the purchase

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $3.0 million and has been recorded as goodwill in the consolidated balance sheets, and is being amortized on a straight-line basis over forty years.

            Artmaster. On March 23, 1998, the Company consummated the transactions contemplated by a merger agreement among the Company, Merchandise Sales, Inc. ("MSI"), Artmaster Studios, Inc. ("Artmaster"), and certain shareholders of MSI. Pursuant to the agreement, MSI merged with and into Artmaster, with Artmaster continuing as the surviving corporation. The merger consideration paid by the Company consisted of a 10% subordinated note of the Company in the amount of $537,000 and 779,302 Class A Shares valued at $1,250,000 (the "MSI Merger Shares"). In addition, the Company agreed to repay indebtedness of MSI owed to certain creditors of MSI in the aggregate amount of $1,023,000 (which payment consisted of a cash payment of $750,000 and a 10% subordinated promissory note in the amount of $273,000). The Company repaid the $273,000 and $537,000 promissory notes on July 31, 1998 and March 31, 1999, respectively. In May 1999, the former shareholders of MSI transferred the MSI Merger Shares to Aberdeen Avenue, LLC in consideration for $1,250,000, and the Company was released from all continuing obligations under the merger agreement. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $3,800,000 and has been recorded as goodwill in the consolidated balance sheets, and is being amortized on a straight-line basis over forty years.

            Windsor. On July 30, 1998, the Company consummated the transactions contemplated by a stock purchase agreement between the Company and Bentley International, Inc. ("Bentley"), a publicly-traded Missouri corporation. Pursuant to the agreement, the Company purchased all of the issued and outstanding shares of Windsor Art, Inc. ("Windsor"). The purchase price consisted of $1,707,000 in cash and two secured subordinated 8% promissory notes, one in the amount of $3,300,000 and the other in the amount of $2,000,000 (collectively, the "Windsor Notes"). Concurrently with the purchase of the shares of Windsor, the Company purchased 150,000 shares of common stock of Bentley (the "Bentley Shares") valued at $2,531,000 and a warrant to purchase 300,000 shares of common stock of Bentley (the "Bentley Warrant") in exchange for the issuance of 1,500,000 Class A Shares (the "Windsor Shares"). In addition, an officer of Bentley entered into a consulting agreement with Windsor pursuant to which he received warrants to purchase 100,000 Class A Shares. One of the Windsor Notes, in the amount of $3,300,000, was repaid on September 30, 1998. On December 1, 1998, the other Windsor Note, in the amount of $2,000,000, and the Windsor Shares were repurchased by the Company in exchange for $2,442,000, the transfer, on behalf of Bentley, of 110,000 Bentley Shares and 100,000 Class A Shares to a former officer of Bentley, and some furniture. In addition, an officer of Bentley agreed to terminate his consulting agreement with Windsor, as well as warrants to purchase 50,000 Class A Shares, in exchange for $125,000, 40,000 Bentley Shares and the Bentley Warrant. This repurchase transaction resulted in an extraordinary gain of approximately $1,371,000, which was offset by $500,000 of net losses on other debt extinguishments including the write-off of unamortized deferred financing charges associated with the debt extinguished. The Windsor Shares were retired by the Company on February 22, 1999. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $8,200,000 and has been recorded as goodwill in the consolidated balance sheet, and is being amortized over forty years.

            Troy. On August 14, 1998, the Company consummated the transactions contemplated by a July 2, 1998 merger agreement among the Company, Troy Lighting, Inc. ("Troy"), and the former shareholders of Troy. Pursuant to the agreement, a wholly-owned subsidiary of the Company merged with and into Troy, with Troy continuing as the surviving corporation. The merger consideration paid by the Company consisted of a cash payment of $250,000 and the issuance of 650,000 Class A Shares valued at $975,000 (the "Troy Merger Shares"). In addition, the Company agreed to cause Troy to repay $1,700,000 in indebtedness to certain former shareholders of Troy. The indebtedness was repaid. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      $3,300,000 and has been recorded as goodwill in the consolidated balance sheets, and is being amortized over forty years.

            On or about July 31, 1999, the former shareholders of Troy agreed to sell the Troy Merger Shares to Dominion Capital Fund, Ltd., Dominion Investment Fund, LLC and Sovereign Partners, L.P. (collectively, the "Troy Purchasers") for $1,000,000. Contemporaneously therewith, the Company and the Troy Purchasers entered into a letter agreement pursuant to which the Troy Purchasers agreed not to sell or otherwise transfer the Troy Merger Shares for a period of six months. If the Troy Merger Shares were worth less $1,150,500 based on the sixty-day average of the Class A Shares following January 25, 2000, the Company would be required to either pay cash or issue additional Class A Shares to the Troy Purchasers in the amount of the shortfall. The determination to pay shares or issue stock is based upon, among other things, the price of the Class A Shares and the liquidity needs of the Company at the time of payment. The amount of the shortfall was approximately $470,000, which pursuant to the agreement is accruing liquidated damages at a rate of 2% per month. The Company has not paid such shortfall or issued shares and is currently negotiating with the Troy Purchasers to settle this outstanding obligation. The Company has accrued the additional cost, including interest as of June 30, 2000. Of the $470,000 additional cost, $319,000 was recognized as additional goodwill; $151,000 as accretion of interest plus accrued interest at the rate of 2% per month, resulting in additional accrued interest of $47,000 as of June 30, 2000. The accretion of interest was recorded as interest expense with a corresponding increase to additional paid in capital.

            Model Home. On February 26, 1999, the Company consummated the transactions contemplated by a merger agreement among the Company, MHI and a wholly owned subsidiary of the Company. Pursuant to the Agreement, the Company's wholly owned subsidiary merged with and into MHI, with MHI continuing as the surviving corporation merger. The purchase price paid by the Company consisted of a cash payment of $2,000,000, promissory notes aggregating $231,000, which were repaid during the fiscal year ended June 30, 2000, and Class A Shares having a fair market value of $2,300,000 (the "MHI Merger Shares"). Additionally, the Company agreed to issue Class A Shares with a maximum fair market value of $2,000,000 (the "Earnout Shares") upon the attainment of certain earnings goals by MHI during the calendar years 2000, 2001 and 2002. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $1,450,000 and has been recorded as goodwill in the consolidated balance sheets, and is being amortized over forty years.

            At the time of closing, the Company deposited into escrow 1,056,342 Class A Shares to secure the Company's obligation to deliver the MHI Merger Shares and to satisfy the promissory notes. If the value of the Class A Shares held in escrow fell below $1,840,000 based on the ten day-average of the closing price, the Company was required to deposit additional shares into the escrow. As of June 30, 2000 the Company has deposited an additional 665,000 shares. In August 2000, the Company deposited an additional 968,271 Class A shares. During the first year following the acquisition, MHI achieved certain earnings threshold criteria established at the time of the transaction. Accordingly, in April 2000, the Company released 763,561 Earnout Shares valued at $644,000 to the former shareholders of MHI, as the earnout shares during the first calendar year after the acquisition. Based on the ten day-average of the closing price of Class A Shares on August 28, 2000, the former shareholders of MHI are entitled to 4,842,003 MHI Merger Shares. There are currently only 4,088,889 MHI Merger Shares being held in escrow to satisfy the Company's obligation. The former shareholders of MHI have sent the Company a letter demanding the release of these shares as well as the issuance of an additional 753,114 Class A Shares. The Company is currently attempting to negotiate with the former shareholders to reach an alternative payment method.

            Stylecraft. On February 22, 1999, the Company consummated the transactions contemplated by a stock purchase agreement among the Company and the former shareholders of Stylecraft Lamps, Inc. ("Stylecraft") pursuant to which the Company acquired all of the outstanding capital stock of Stylecraft for $10,319,000 in cash. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $5,400,000 and has been recorded as goodwill in the consolidated balance sheets, and is being amortized over forty years.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            CSL. On March 2, 1999, the Company consummated the transactions contemplated by a stock purchase agreement between the Company and CSL Lighting Manufacturing, Inc. ("CSL"). Pursuant to the agreement, the Company acquired 1,191,752 newly-issued shares of common stock, par value $.001 per share, of CSL (the "CSL Shares"), representing approximately 51% of the issued and outstanding shares of common stock of CSL. The purchase price for the CSL Shares consisted of $600,000 in cash paid to CSL and the issuance of 1,927 Series C Preferred Shares valued at $1,927,000 to certain creditors of CSL in exchange for the cancellation of debt of CSL having a principal amount of $1,028,000. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $2,500,000 and has been recorded as goodwill in the consolidated balance sheets, and is being amortized on a straight-line basis over forty years. As a result of applying the purchase method of accounting, the Company recognized a minority interest of $172,000 at the date of acquisition. During fiscal years 1999 and 2000, the Company has recognized a benefit for the allocation of losses of CSL to the minority interest of $117,000 and $55,000, respectively. During fiscal year 2000, CSL's net losses allocated to the minority interest was limited to the balance remaining in minority interest at June 30, 1999 resulting in the Company's 51% interest absorbing a significantly higher portion of the total loss.

            During fiscal year 1999, the Company loaned CSL an aggregate of $355,000 in exchange for two 6.75% promissory notes due April 30, 2001 and convertible into common stock of CSL at $0.345 per share. In addition, the Company generated management fees in the amount of approximately $200,000 in connection with the provision of certain management services to CSL. As of June 30, 2000, the Company owned 51% of the outstanding common stock of CSL, and Mr. Munn, Chairman, President and Chief Executive Officer of the Company, is the sole director of CSL.

            Petals. On March 23, 1999, the Company consummated the transactions contemplated by a stock purchase agreement among the majority stockholders of Petals, Inc. ("Petals") and the Company pursuant to which the Company acquired Petals in exchange for the cancellation of $2,440,000 of debt owed by Petals to one of the stockholders, an aggregate of $4,000,000 in cash and a 8% convertible note in the original principal amount of $2,000,000 due March 23, 2001. The note is convertible at any time into Class A Shares at $2.00 per share. The Company also issued an aggregate of 100,000 three-year warrants to purchase Class A Shares at an exercise price of $3.50 per share to the minority stockholders (the "Petals Warrants"). In connection with the transaction, Petals redeemed the interests of the minority stockholders for aggregate consideration of approximately $3.9 million in cash and $263,000 paid over nine months as severance payments. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $5,200,000 and has been recorded as goodwill in the consolidated balance sheets, and is being amortized on a straight-line basis over forty years.

            Concepts 4, Inc. In December 1999, the Company acquired all of the outstanding capital stock of Concepts 4, Inc., a company that employs interior designers, architects and merchandisers to the hospitality industry ("Concepts 4"). The purchase price consisted of (a) a cash payments of $4,600,000, (b) a payment of $2,823,000 which was payable on March 10, 2000 in cash or stock (the "March 2000 Payment"), (c) a cash payment of $770,000 payable on December 15, 2000, (d) a cash payment of $1,218,000 payable on December 15, 2001, (e) a cash payment of $1,218,000 payable on December 15, 2002, and (f) a cash payment of $1,007,000 payable on March 10, 2003. The Company also agreed to issue Class A Shares with a maximum fair market value of $4,500,000 (the "Earnout Shares") upon the attainment of certain earnings goals by Concepts 4. The amount of the Earnout Shares, if any, issued to the former shareholders will be determined by the earnings of the operations for the calendar years 2000, 2001 and 2002. The present value of the future purchase price obligations was approximately $5,732,000. As of June 30, 2000 the accretion of interest on these obligations was approximately $357,000, which was recognized as interest expense. As of June 30, 2000, the purchase price obligations due were contained on the Company's balance sheet as current accrued liabilities in the amount of $718,000 and other long term liabilities in the amount of $2,546,000.

            In satisfaction of the March 2000 Payment, the Company delivered to an escrow account (the "Escrow Account") Class A Shares having a fair market value of $2,823,000 (the "Escrow Shares"). If at any time the fair

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      market value of the Escrow Shares falls below 80% of this amount, the Company is required to deliver additional Class A Shares to the Escrow Account so that the fair market value of the Escrow Account equals $2,823,000. The Company has the right (the "Call Option"), but not the obligation, to redeem the Escrow Shares until September 10, 2000 for $3,105,000 in cash or thereafter until March 10, 2001 at which time it is obligated to pay cash or shares valued at $3,388,000. The Escrow Account will terminate upon the earlier of March 10, 2001 or the date the Company exercises the Call Option. If as of June 30, 2001 the Company has not exercised the Call Option, the Escrow Shares will be delivered to the former shareholders. The accretion of interest on the obligation as of June 30, 2000 recognized as interest expense was approximately $141,000.

            As of June 30, 2000, the Company had delivered an aggregate of 4,381,565 Class A Shares into escrow for payment to the former shareholders of Concepts 4. In fiscal year 2001, the Company has added another 3,164,000 Class A Shares to the escrow account. Such securities are being held in Escrow account until March 10, 2001. If such securities are worth less than $3,388,000 on March 10, 2001, the Company will issue to the shareholders additional shares equal to the amount of shortfall and the shares will be released from escrow. If such securities are worth more than $3,387,000, the shareholders will return to the Company a number of shares equal to the amount of the excess. The Company may repurchase these securities for $3,105,000 from March 10, 2000 until September 10, 2000 and thereafter until March 10, 2001 for $3,388,000. As of June 30, 2000, the Company has recognized interest expense of approximately $141,000 due to the required increase in the value of the shares at the dates indicated. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess purchase price over the fair values of net assets acquired was approximately $8,646,000 and has been recorded as goodwill in the consolidated balance sheets, and is being amortized over forty years

            Following are selected pro forma statements of operations information which reflect the various acquisitions and transactions during the two year period ended June 30, 2000 and as if they occurred at the beginning of the prior fiscal year.

                                                    Years ended June 30,
                                                   (amounts in thousands
                                                   except per share data)
                                                  ------------------------
                                                     2000         1999
                                                  -----------  -----------
                Net revenues................      $  181,976   $  168,183
                Net (loss)..................         (19,358)     (11,489)
                EPS basic and diluted.......           (0.55)        (.52)

            The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had the acquisitions occurred on the dates previously specified, nor is it indicative of future results of operations for the combined companies at any future date or for any future periods.

5. Inventories

            The components of inventory are as follows:

                                                          June 30,
                                                   (amounts in thousands)
                                                  ------------------------
                                                     2000         1999
                                                  -----------  -----------
                Raw Materials...............      $   10,072   $    9,657
                Work in Process.............             723          738
                Finished Goods..............          12,529       12,577
                                                  -----------  -----------
                     Total:.................      $   23,324   $   22,972
                                                  ===========  ===========

6. Other Current Assets

            The components of other current assets are as follows:

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          June 30,
                                                   (amounts in thousands)
                                                  ------------------------
                                                     2000         1999
                                                  -----------  -----------
                Prepaid Expenses............      $    2,512   $    2,101
                Due From Affiliates (1).....              --           79
                Other (2)...................             847        1,294
                                                  -----------  -----------
                     Total:.................      $    3,359   $    3,474
                                                  ===========  ===========

      (1) Due from affiliates primarily represents amounts owed from Photo-to-Art. See Note 13 - "Related Party Transactions."

      (2) Included in other current assets are amounts due from the Company's employees, salespeople and officer. During fiscal year 1999, the Company made advances aggregating $458,000 to the Company's Chief Executive Officer. In September 1999, this entire amount was repaid to the Company. During fiscal year 2000, new advances were made and, as of June 30, 2000, the balance was $283,000. While these advances bear interest at 6.5% per annum, the Company does not accrue interest on these advances in the accompanying consolidated financial statements.

7. Property and Equipment, net

            The components of property and equipment are as follows:

                                                                June 30,
                                                         (amounts in thousands)
                                                        ------------------------
                                                           2000         1999
                                                        -----------  -----------
            Machinery and Equipment.................... $    5,651   $    4,722
            Computer Equipment and Software............      3,024        1,151
            Furniture and Fixtures.....................      9,051        6,637
            Leasehold Improvements.....................      2,734        2,614
            Buildings and Improvements.................      1,299        1,054
                                                        -----------  -----------
                                                            21,759       16,178
            Accumulated Depreciation and Amortization..     (8,250)      (4,276)
                                                        -----------  -----------
                  Total:............................... $   13,509   $   11,902
                                                        ===========  ===========

            Depreciation expense was $4,198,000, $590,000 and $485,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

8. Accrued Liabilities

            The components of accrued liabilities are as follows:

                                                                 June 30,
                                                          (amounts in thousands)
                                                          ----------------------
                                                             2000         1999
                                                             ----         ----
Billings in Excess of Costs and Customer Deposits........  $  4,371     $     --
Salaries and Employee Benefits...........................     2,433        1,707
Deferred Purchase Price on Acquisition of Concepts 4.....       718           --
Interest.................................................     3,075          869
Accrual for Troy Merger Shares...........................       517           --
Dividends Payable........................................       559           --
Accrued Severance Reserve................................       538           --
Commissions and Royalties................................       705          362
Income, Sales and Payroll Taxes..........................       838        1,275

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent.....................................................       553          181
Settlement Costs, Legal Fees and Other Professional Fees
      and Expenses.......................................     1,367          738
Other....................................................     1,430        5,251
                                                           --------     --------
      Total:.............................................  $ 17,104     $ 10,383
                                                           ========     ========

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt

      Debt outstanding as of June 30, 2000 and June 30, 1999 is as follows:

                                                                June 30,
                                                         (amounts in thousands)
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
Bank lines of credit and revolving loans (a) .......     $ 13,200      $ 18,400
Bank term loans (a) ................................        3,659            --
29% Notes - Limeridge and Endeavour (b) ............       15,285            --
15% Convertible Demand Notes (c) ...................          140           140
15% Convertible Note - Morgan Steel (d) ............           --           250
12% Convertible Demand Notes (e) ...................          686           686
12% Promissory Note - Ekistics (f) .................           --           250
10% Convertible Debenture - Petals (g) .............        2,000         2,000
8.97% Promissory Note - Bank of America (h) ........        2,300            --
8% Promissory Note - Vanguard (i) ..................          125           375
8% Promissory Note - Seaside Partners (j) ..........        1,000            --
8% Promissory Notes -MHI (k) .......................           --           231
Promissory Note - Landis (l) .......................        2,000         1,000
Other notes payable (m) ............................        3,084         1,415
                                                         --------      --------
            Total ..................................       43,479        24,747
Less current portion comprised of:
   Limeridge and Endeavor Notes ....................      (15,285)           --
   Foothill revolving loans and term loans .........      (16,859)           --
   Other ...........................................       (6,374)       (7,654)
                                                         --------      --------
            Total current portion ..................      (38,518)       (7,654)
                                                         --------      --------
Long term portion ..................................     $  4,961      $ 17,093
                                                         ========      ========

      (a) As of June 30, 1999, the Company had secured formula based financing arrangements with several lenders relating to the operations of its subsidiaries. As of June 30, 1999, the Company owed Austin Financial Services, Inc. approximately $11,060,000 at an annual rate equal to prime plus 2.0%, and could borrow approximately an additional $840,000, relating to the operations of Windsor, Troy and Stylecraft. The Company owed NationsBank, N.A. approximately $3,908,000 at an annual rate equal to prime, and could borrow an additional approximately $92,000, relating to the operations of MHI. The Company owed Finova Capital Corp. approximately $641,000 at an annual rate equal to prime plus 8.0%, and could borrow approximately an additional $359,000, relating to the operations of the Company's A.P.F. Master Framemakers division. The Company's obligations owed to Finova Capital Corp. were personally guaranteed by Mr. Munn, Chairman, President and Chief Executive Officer of the Company, and his spouse. The Company owed Capital Business Credit approximately $1,210,000 at an annual rate of prime plus 2.50% and could borrow approximately an additional $8,000 relating to the operations of Vanguard.

            In June 2000, the Company entered into a four year $25,000,000 senior credit facility with Foothill Capital Corporation, a subsidiary of Wells Fargo Company. The credit facility is a combination of revolving loans and two thirty-two (32) month term loans. As of June 30, 2000, total borrowings were $16,859,000, of which $13,200,000 represented borrowings under the revolving loans and $3,659,000 represented the borrowing under the term loans. The interest rates on the revolving loans is prime plus 1.25% and on the term loans is prime plus 1.50%. At June 30, 2000, the prime rate was 9.50% announced by Wells Fargo Bank. The credit facility contains financial and other covenants, including minimum net worth, and earnings before interest, income taxes and depreciation and amortization. The Company has received a waiver from Foothill for defaults relating to its fiscal year 2000 financial results. Borrowings under the credit facility are secured by substantially all the assets of the Company, including accounts receivable and inventory. This debt is classified as current liabilities because Foothill has the right to accelerate this obligation in the event other debt obligations which are currently in default were accelerated by other lenders.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (b) In October 1999, the Company consummated a transaction with Limeridge LLC ("Limeridge") pursuant to which $5,027,000 principal amount of Series C Preferred Shares, plus accrued and unpaid dividends in the amount of $215,000, were exchanged for a Secure Convertible Note due September 30, 2004 bearing interest at 17% per annum (the "Limeridge Note"). The Company also received aggregate proceeds of $7,500,000 and after certain fees and expenses, net proceeds of approximately $7,500,000 in the transaction. In addition, the Company owed Limeridge an additional $799,000 which consisted primarily of penalties. The Limeridge Note has a principal amount of $13,541,000, is secured by the common stock of Petals, Inc., a wholly owned subsidiary of the Company ("Petals"), and convertible after September 30, 2000 into Class A Shares at the fair market value of such securities at the time of conversion. Interest on the Limeridge Note is not payable until the earlier of a redemption, conversion or default of such security, however, the Company is required to pay an administrative fee in connection with the Limeridge Note equal to 1% of the outstanding principal amount of the security per month until the earlier of a redemption, conversion or default of such security. The 1% administrative fee is recorded as interest expense in the accompanying consolidated financial statements. In connection therewith, the Company issued a warrant to purchase 1,000,000 Class A Shares at an exercise price of $2.00 per share (the "Limeridge Warrant"). At any time, the Company may redeem the Limeridge Note at its face value, plus all accrued and unpaid interest, and redeem the Limeridge Warrant at $0.25 per warrant share. The fair market value of the Limeridge Warrant of approximately $629,000 is being amortized over the term of the Limeridge Note as a deferred financing charge.

            In December 1999, the Company consummated a transaction with Endeavour Capital Fund, SA ("Endeavour") pursuant to which $1,500,000 principal amount of Series C Preferred Shares, plus accrued and unpaid dividends in the amount of $65,000, and accrued and unpaid interest in the amount of $180,000 were exchanged for a Secured Convertible Note due September 30, 2004 bearing interest at 17% per annum (the "Endeavour Note"). The Endeavour Note has a principal amount of $1,745,000, is secured by the common stock of Petals, and convertible after September 20, 2000 into Class A Shares at fair market value of such securities at the time of conversion. Interest on the Endeavour Note is not payable until the earlier of a redemption, conversion or default of such security, however, the Company is required to pay an administrative fee in connection with the Endeavour Note equal to 1% of the outstanding principal amount of the security per month until the earlier of a redemption, conversion or default of such security. The 1% administrative fee is recorded as interest expense. In connection therewith, the Company issued a warrant to purchase 110,000 Class A Shares at an exercise price of $2.00 per share (the "Endeavour Warrant"). At any time, the Company may redeem the Endeavour Note at its face value, plus all accrued and unpaid interest, and redeem the Endeavour Warrant at $0.25 per warrant share. The fair market value of the Endeavour Warrant of approximately $33,000 is being amortized over the term of the Endeavour Note as a deferred financing cost.

            Pursuant to the registration rights agreements with Limeridge and Endeavour, (a) the Limeridge Note, the Endeavour Note, the Limeridge Warrant and the Endeavour Warrant were required to be covered by an effective registration statement by September 30, 2000 and (b) the Company is required to keep its Class A Shares listed on the Nasdaq SmallCap Market or its equivalent. As of September 30, 2000, the securities were not covered by an effective registration statement and the Company had received a notice from NASDAQ of its intention to delist the Class A Shares. Accordingly, the Company is subject to liquidated damages in the amount of 2% per month after such date on the principal amount of the Limeridge Note and the Endeavour Note and such parties are entitled to accelerate the entire principal amount of the notes. As of June 30, 2000 and the Company was also in arrears on interest payments in the aggregate amount of $542,000, which also entitles Limeridge and Endeavor to accelerate its note, subject to the Company's right to cure. As a result these rights to accelerate, the Limeridge Note and the Endeavour Note are classified as current liabilities in the Company's Consolidated balance sheet as of June 30, 2000.

      (c) Issued to four accredited investors and convertible into Class A Shares at $1.50 per share. The Company and the noteholders are currently discussing the reduction of the conversion price from $1.50 to $0.50 per share if the noteholders convert the 15% Notes into Class A Shares.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (d) Issued to Morgan Steel Ltd., due April 16, 2001 and convertible into Class A Shares at $1.50 per share. Warrants to purchase 15,000 Class A Shares and 15,000 Series A Preferred Shares were issued in connection with this note. During the third quarter of fiscal year 2000, the conversion price was changed to $1.25 per share and the Company issued 200,000 Class A Shares upon conversion. As a result of lowering the conversion price from $1.50 to $1.25, the Company recognized financing expense of approximately $42,000.

      (e) Issued to five accredited investors and convertible into Class A Shares at $1.125 per share and accrued interest. The Company and the noteholders are currently discussing the reduction of the conversion price from $1.125 to $0.50 per share if the noteholders convert the 12% Notes into Class A Shares.

      (f) Issued to Ekistics Corp. and due December 31, 1998. On October 8, 1999, the Company repaid Ekistics Corp. the outstanding principal, plus all accrued interest.

      (g) Issued to DMB Property Ventures LP in connection with the acquisition of Petals, Inc. The note is due March 23, 2001 and convertible into Class A Shares at $2.00 per share.

      (h) In June 2000, the Company issued a $2,300,000 promissory note at 8.97% to Bank of America. The note is due July 1, 2005 and secured by the Company's real estate located in Mississippi. Foothill has a second mortgage on the property. The note is payable in 59 equal monthly payments of $23,000 and one last payment of $1,872,000.

      (i) Issued in connection with the acquisition of Vanguard. The note is due December 1, 2000 and requires quarterly principal payments of $63,000, plus interest.

      (j) In May 2000, the Company issued to Seaside Partners, L.P. a $1,000,000 promissory note due May 2002, (the "Seaside Note") which accrues interest at 8% and is payable upon maturity, default or conversion. The note is convertible into common stock of Interiors.com, Inc., a newly formed subsidiary of the Company ("Interiors.com"), subject to the occurrence of one of the following transactions: (i) an underwritten initial public offering of Interiors.com, (ii) a merger or consolidation of Interiors.com with a publicly-held corporation in which Interiors.com is not the surviving entity or (iii) a rights offering of Interiors.com securities to the shareholders of the Company. The conversion rights terminate if Interiors.com is unable to secure financing of at least $5,000,000 on or before December 31, 2000 or (ii) Interiors.com fails to consummate a transaction described in the previous sentence by October 2001.

      (k) Issued in connection with the acquisition of MHI. The notes were repaid, when due, in February 2000.

      (l) In July 2000, the Company issued to Donald M. Landis a $2,000,000 promissory note due July 27, 2001 (the "Landis Note"). The note requires the payment of monthly interest at an annual rate of 14%, accrues interest at 4%, which is payable at maturity, and is secured by the assets of the Company. The note replaces two separate $1,000,000 promissory notes with 24% and 16% interest rates previously issued to Mr. Landis and the Landis Brothers Corporation, respectively. The note is personally guaranteed by Mr. Munn, Chairman, President and Chief Executive Officer of the Company, and his spouse.

      (m) Includes $2,161,000 and $598,000 of capital lease obligations as of June 30, 2000 and 1999, respectively.

            During the fiscal year ended June 30, 1999, the Company had an extraordinary gain from early extinguishment of debt in the amount of $870,000, which includes the gain of $1,371,000 resulting from repurchase of the Windsor Note and Windsor Shares, as discussed in Note 4. Offsetting the gain was $500,000, of net losses on other debt extinguishments including the write-off of unamortized deferred financing charges associated with the debt extinguishment.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Aggregate maturities of debt payable over the next five fiscal years and thereafter are as follows:

                       2001............................    $   38,518
                       2002............................         2,391
                       2003............................           477
                       2004............................           126
                       2005............................            95
                       Thereafter......................         1,872
                                                           ----------
                             Total.....................    $   43,479
                                                           ==========

10. Stockholders Equity

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

            In January 2000, the Company announced that its Board of Directors adopted a Rights Plan designed to protect the Company's stockholders in the event of takeover action that would deny them the full value of their

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      investment. The terms of the Rights Plan provide for a dividend distribution of one right for each share of common stock to holders of record at the close of business on February 11, 2000. The rights will become exercisable only in the event, with certain exemptions, an acquiring party accumulates ten percent or more of the Company voting stock, or if a party announces an offer to acquire thirty percent or more of such stock. The rights will expire on November 30, 2009. Each right will entitle the holder to buy one one-hundredth of a share Series D Preferred Shares, par value $.001 per share, at a price of $25.00. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase Interiors stock or shares in an "acquiring entity" at half of the market value. The Company is entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of a ten percent position in the voting stock.

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

            During fiscal years 2000 and 1999, 1,945,743 and 1,945 Series A Preferred Shares were converted into 5,837,229 and 5,838 Class A Shares, respectively.

            In September 1999, the Company declared a $0.25 dividend on its Series A Preferred Shares for holders of record at December 10, 1999. The dividend of $192,000 was paid by the issuance of 225,344 Class A Shares. On September 30, 1998 and May 24, 1999, the Company's Board of Directors declared stock dividends equivalent to $0.25 per share on its Series A Preferred Shares to stockholders of record as of the close business on December 10, 1998 and June 10, 1999, respectively. Accordingly, a total of 344,510 Class A Shares were issued for this purpose and accumulated deficit was charged $449,000 in conjunction with the issuance of these securities.

            As of June 30, 2000, the Company had not declared or established a record date for accrued dividends on its Series A Preferred Shares in the amount of $0.375. Cumulative but unpaid dividends on Series A Preferred Shares are approximately $319,000, which is recorded in accrued liabilities in the accompanying financial statements.

      Series B Preferred Shares

            On January 22, 1999, in order to provide it with additional working capital, the Company completed a private placement with one accredited investor of newly designated Series B Preferred Shares and redeemable three year warrants to purchase up to 2,000,000 Class A Shares at an exercise price of $0.75 per share (the "Series B Warrants"). The Company received $2,020,000 of gross proceeds from the sale of the Series B Preferred Shares and Series B Warrants. The Company incurred expenses of $15,000 in connection with the issuance of these securities. The Series B Preferred Shares consist of 200,000 shares, each of which is convertible into approximately 4.26 Class A Shares for an aggregate of 851,064 Class A Shares. The holders of the Series B Preferred Shares were granted certain registration rights with respect to the underlying Class A Shares issuable upon conversion of the Series B Preferred Shares or exercise of the Series B Warrants. The Series B Warrants were valued at the estimated fair market value on the date of issuance, approximately $2,000,000, which was amortized as accreted dividends over the term of the security.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The Series B Preferred Shares rank in parity with the Company's Series A Preferred Shares with respect to dividends and liquidation, pays an 8% annual dividend, payable quarterly in cash or by the issuance of additional shares of Series B Preferred Shares, and is convertible by the holder at any time on or after January 31, 2000 into Class A Shares at a conversion price of $2.35 per share. Under certain limited conditions relating to a sale of the Company, through merger, sale of substantially all of its assets or tender offer, the Series B Preferred Shares may be converted into Class A Shares by the holder. At June 30, 1999, $1,000,000 of Series B Preferred Shares was classified outside the stockholders' equity section of the Company's consolidated balance sheet. As of January 31, 2000, the right to seek mandatory redemption with respect to $1,000,000 of the Series B Preferred Shares expired without exercise. Accordingly, such amount has been reclassified as stockholders' equity in the Company's consolidated balance sheets since March 31, 2000. The conversion price and the number of Class A Shares issuable upon conversion of the Series B Preferred Shares is subject to adjustment to protect the holder against dilution.

            As of June 30, 2000, the Company had not declared or established a record date for accrued dividends on its Series B Preferred Shares in the amount of $1.20. Cumulative but unpaid dividends on Series B Preferred Shares are approximately $240,000, which is recorded as accrued liabilities in the accompanying financial statements.

      Series C Preferred Shares

            On February 18, 1999, in order to provide it with the capital resources to complete pending acquisitions, the Company completed a private placement with four accredited investors of 6,427 newly designated Series C Preferred Shares. The Series C Preferred Shares have a liquidation value of $1,000 per share. In consideration for the issuance of 4,500 Series C Preferred Shares, the Company received $4,500,000 in gross proceeds. The Company incurred expenses of $20,000 in connection with the issuance of these securities. In addition, two of the purchasers of the Series C Preferred Shares, who were also holders of $1,028,000 of 7% notes previously issued to them by CSL Lighting Manufacturing, Inc., an affiliate of the Company, canceled such notes in exchange for the issuance of 1,927 Series C Preferred Shares. The Company also issued 100 Series C Preferred Shares as a fee in connection with the acquisition of CSL.

            The Series C Preferred Shares were exchanged for the Limeridge Note and the Endeavour Note during fiscal year 2000 and, accordingly, there are no longer any Series C Preferred Shares outstanding.

      Other Equity Transactions

            On May 6, 1998, the Company issued 100,000 Class A Shares to the principals of United Credit Corporation in satisfaction of a prior obligation to issue such shares to United Credit Corporation.

            On September 21, 1998, the Company issued 5,000,000 Class A Shares into escrow to secure the Company's obligation to Ann Stevens, sister of the Company's Chairman, President and Chief Executive Officer.

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

            On November 11, 1998, the Company issued 44,431 Class A Shares to James McCorry as a $75,000 bonus. On November 16, 1998, the Company issued 38,820 Class A Shares to Todd Langner as a $50,000 bonus. On or about November 23, 1998, the Company issued 10,000 Class A Shares to Roger Lourie, a director of the Company, and 10,000 Class A Shares to various designees named by Richard Josephberg, a director of the Company. On November 23, 1998, the Company issued 15,000 Class A Shares to JG Partners LP in connection with certain investment banking services provided by Josephberg Grosz & Co., Inc. ("Josephberg Grosz"), an affiliate of Mr. Josephberg.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            During fiscal year 1999, the Company issued an aggregate of 3,206,342 Class A Shares relating to various acquisitions. In addition, the Company retired 1.5 million Class A Shares that were being held in escrow related to the acquisition of Windsor. See Note 4 - "Acquisitions and Dispositions."

            During fiscal year 1999, holders of 6% Convertible Notes issued in March and April 1998 with a principal amount of $1,700,000 and holders of 12% Convertible Demand Notes with a principal amount of $235,000 issued in March 1998, converted these notes into an aggregate of 2,130,900 Class A Shares.

            In August 1999, the Company issued to James McCorry, President of Habitat Solutions, Inc., a wholly owned subsidiary of the Company, an incentive bonus of 53,343 Class A Shares valued at $75,000.

            During fiscal year 2000, the Company added 1,633,271 Class A Shares to the escrow established in connection with the Company's acquisition of MHI.

            In December 1999, the Company acquired and subsequently retired 10,000 Series A Preferred Shares in exchange for $25,000. Such shares were originally issued in connection with the settlement of litigation SJP Contractors of New York, Inc. In addition, the Company retired 4,833 Class A Shares issued as dividends related thereto.

            In January 2000, the right to seek mandatory redemption with respect to 100,000 Series B Preferred Shares expired without exercise. Accordingly, these 100,000 shares valued at $1,000,000 has been reclassified from Redeemable Series B Preferred Stock to Stockholders' Equity in the accompanying financial statements.

            No underwriters were engaged by the Company in connection with any of the issuance's described above and, accordingly, no underwriting discounts or commissions were paid.

      Warrants and Other

            In July 1998, warrants were exercised at $1.50 resulting in the issuance of 240,517 Class A Shares and total proceeds of $360,000.

            In March 1999, the Company redeemed 916,591 warrants for Class A Shares and 103,610 warrants for Series A Preferred Shares for aggregate consideration of $10,000 or $0.01 per warrant. As a result of the redemption, there are no longer any outstanding publicly traded warrants. Prior to redemption, an amount of warrants for Class A Shares and Series A Preferred Shares were exercised at $2.00 and $5.50, respectively, resulting in the issuance of 2,796,032 Class A Shares and 2,322,355 Series A Preferred Shares, and the Company received gross proceeds of approximately $18,200,000. In connection with the redemption, the Company paid a fee of $175,000.

            During fiscal year 1999, other warrants were exercised at prices ranging from $1.38 to $1.75 resulting in the issuance of 826,905 Class A Shares and total proceeds of $1,151,309. During fiscal year 2000, there were no warrants exercised.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            The Director Plan provides that on the second Monday of May of each year each person who is then a director of the Company shall be automatically granted an option to purchase 10,000 of the Company's Class A Shares, subject to adjustment as provided for by the Director Plan. The aggregate number of shares for which options may be issued pursuant to the Director Plan is 250,000 shares. The exercise price for options granted under the Director Plan must be equal to the fair market value per Class A Share on the date of grant. Each option granted under the Director Plan expires ten years after the date of grant, unless a shorter period is specified by the option committee administering the plan.

            The status of the Company's stock option plans as of June 30, 2000, 1999 and 1998, respectively is summarized below:

                                                                                  Years Ended June 30,
                                                                    (amounts in thousands, except per share data)
                                                       -----------------------------------------------------------------------------
                                                              2000                        1999                        1998
                                                       ----------------------      ----------------------      ---------------------
                                                                     Weighted                    Weighted                   Weighted
                                                                     Average                     Average                    Average
                                                                     Exercise                    Exercise                   Exercise
                                                       Shares         Price        Shares         Price        Shares        Price
                                                       ------        --------      ------        --------      ------       --------
Options Outstanding at beginning of year ........       4,058         $1.27           878         $1.76           350        $2.25
Granted .........................................         470           .91         4,070          1.27           528         1.44
Terminated ......................................          (3)         1.00          (890)         1.77            --           --
                                                       ------         -----        ------         -----        ------        -----
Options outstanding at end of year ..............       4,525          1.23         4,058          1.27           878         1.76
                                                       ======         =====        ======         =====        ======        =====
Exercisable at end of year ......................         752         $1.30           438         $1.27           191        $2.03

Weighted average fair value of options granted ..                     $1.22                       $1.20                      $1.09

            Of the 4,525,000 options outstanding as of June 30, 2000:

            (a) 63,025 options have an exercise price of $0.001, weighted average fair market values on the date of grant of $1.16 and remaining contractual lives of 8.5 years.

            (b) 1,862,500 options have exercise prices ranging from $.88 to $2.13, weighted average exercise price of $1.31, weighted average fair market values on the dates of grant of $1.29 and weighted average remaining contractual lives of 9.5 years.

            (c) 2,600,000 options (excluding options to purchase 250,000 Series A Preferred Shares with an exercise price of $3.63, fair market value on the date of grant of $2.88 and remaining contractual lives of 10.5 years, each of which is convertible into three Class A Shares) were granted outside of the Company's stock option plans. These options are not exercisable until November 2008, however, 275,000 of

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  the options may become exercisable each year that the Company reaches certain specified earnings targets. Exercise prices for these options range from $1.16 to $3.63 and increase at a rate of 10% per annum. As of June 30, 2000: 2,500,000 of these options have exercise prices of $1.16, fair market values on the dates of grant of $.98 and remaining contractual lives of
                  10.5 years; and 100,000 of these options have an exercise price of $1.00, which was the fair market value on date of grant and these options vested immediately.

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 2000, 1999 and 1998, respectively: Dividend yield of 0% in all fiscal years, expected volatility of 73%, 91% and 83%, risk-free interest rates ranging from 0% to 6.5%, and expected lives of 3 years, 10 years and 5 years, respectively.

            The Company accounts for its plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost is recognized for options granted at or above fair market value on the date of grant. Compensation expense of $75,000, in connection with the issuance of incentive stock options to an officer of the Company, has been charged to expense for the year-ended June 30, 2000 and 1999. Had compensation expense been determined based upon fair values at the grant dates for options granted under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been increased follows:

                                                    June 30,
                                   (amounts in thousands, except per share data)
                                       2000           1999            1998
                                    ----------     ----------      ----------
Net Loss Attributable to Common
Stock before Extraordinary Gain:

As Reported .....................   $  (20,778)    $  (10,244)     $      294
Pro Forma .......................      (21,430)       (10,785)           (178)
Basic EPS
As Reported .....................         (.59)         (0.46)            .04
Pro Forma .......................         (.61)         (0.49)           (.02)
Diluted EPS
Reported ........................         (.59)         (0.46)            .04
Pro Forma .......................         (.61)         (0.49)           (.02)

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Earnings (Loss) Per Share

            Reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the fiscal years ended June 30, 2000, 1999 and 1998, respectively is as follows:

                                                                                       (amounts in thousands, except per share data)
------------------------------------------------------------------------------------   --------------------------------------------
Years Ended June 30,                                                                        2000           1999           1998
------------------------------------------------------------------------------------   -------------  -------------  --------------
Numerator for basic earnings per share:
Net (loss) income ..................................................................      $(18,581)      $ (8,024)      $    634
less
      Dividends on non-convertible preferred stock .................................        (1,029)          (518)          (340)
      Accreted preferred dividends .................................................        (1,168)          (832)            --
                                                                                          --------       --------       --------
Net income applicable to common stock ..............................................      $(20,778)      $ (9,374)      $    294
                                                                                          ========       ========       ========
Denominator for basic earnings per share:
Weighted average shares outstanding used in the
computation of per share earnings
      Common stock issued ..........................................................        35,124         22,036          7,251(1)
                                                                                          --------       --------       --------
Weighted average shares outstanding - basic ........................................        35,124         22,036          7,251
                                                                                          --------       --------       --------
Numerator for diluted earnings per share:
Net (loss) income ..................................................................      $(18,581)      $ (8,024)      $    634
Less:
      Dividends on non-convertible preferred stock .................................        (1,029)          (518)          (340)
      Accreted preferred dividends .................................................        (1,168)          (832)            --
                                                                                          --------       --------       --------
Net income (loss) applicable to common stock .......................................      $(20,778)      $ (9,374)      $    294
                                                                                          ========       ========       ========
Denominator for diluted earnings per share:
Weighted average shares outstanding - diluted ......................................        35,124         22,036          7,251
Effect of diluted securities stock options and warrants ............................            --             --            903
                                                                                          --------       --------       --------
Weighted average shares outstanding diluted ........................................        35,124         22,036          8,154
                                                                                          --------       --------       --------
Earnings (loss) per share:
Basic ..............................................................................      $  (0.59)      $  (0.42)      $    .04
Diluted ............................................................................         (0.59)         (0.42)           .04

      (1) 7,500,000 Class A Shares that were held in escrow and issued during the year were not included in Basic EPS computation as their ultimate status was uncertain. These shares were retired by the Company during fiscal year 1999.

            Conversion of 850,802 Series A Preferred Shares and 200,000 Series B Preferred Shares were not included for computation purposes since effect would be antidilutive. Also not included in the computation were options on approximately 4.5 million shares since the exercise price was higher than the market price of the Company's stock price.

12. Commitments and Contingencies

      Operating Leases

            The operating leases of the Company primarily are for facilities.

            The Company's headquarters are located in Mount Vernon, New York, in leased facilities consisting of 70,000 square feet of manufacturing and warehouse space together with executive offices and a showroom. The facility is occupied under a five-year lease expiring at the end of 2001 with a five-year renewal option. The Company also has various other manufacturing and distribution facilities located in City of Industry and Vernon, California, Longwood, Florida, and Millwood and White Plains, New York.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            In addition, the Company leases showroom facilities in High Point, North Carolina (six showrooms), San Francisco, California (four showrooms), New York, New York (three showrooms) and Dallas, Texas (three showrooms). The showroom sizes range from 855 square feet to approximately 27,505 square feet. In addition, the Company leases five retail outlets located in the New York metropolitan area.

            The approximate future minimum lease payments per fiscal year under operating leases, exclusive of sublease income, and equipment operating business of MHI, and minimum lease revenue as of June 30, 2000 are as follows:

                                              (amounts in thousands)
                                         Minimum Lease       Minimum Lease
                                            Payments            Revenue
                                         -------------       -------------
      2001 ..........................       $ 5,821             $ 3,012
      2002 ..........................         5,061                 820
      2003 ..........................         4,497                  23
      2004 ..........................         2,773                  --
      2005 ..........................         1,828                  --
      Thereafter ....................         1,027                  --
                                            -------             -------
            Total ...................       $21,007             $ 3,855
                                            =======             =======

            In addition to the minimum base payments for various facilities, certain facilities have a contingent rental which is based on a percentage of sales, or a per charge for per piece of merchandise handled. The above table includes anticipated further rent for facility when lease terminates in the fiscal year 2001.

            Rent expense charged to operations for the fiscal years 2000, 1999 and 1998 was approximately $6,000,000, $3,400,000 and $560,000, respectively.

            Rental revenue on Model Home's operating leases was approximately $4,500,000 and $1,400,000 for the fiscal years 2000 and 1999, respectively.

      Union Agreement

            The Company and its subsidiaries are party to two collective bargaining agreements. None of the Company's employees have been on strike, or threatened to since the Company's inception and the Company believes its relationship with all of its personnel is satisfactory. As of June 30, 1999, the Company owed a union approximately $114,000 and has agreed to retire this amount through monthly payments of approximately $11,000, including interest. The last payment was made on March 31, 2000. As of June 30, 2000, the accrual liability balance was $39,000.

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

13. Related Party Transactions

            From time to time, the Company has entered into transactions with parties related to the Company. As of June 30, 2000 and 1999, the Company had no investments in affiliates.

            During fiscal year 1999, the Company generated management fees in the amount of $115,000 in connection with the provision of management services to Decor Group, Inc., a publicly-held affiliate ("Decor") which the Company began consolidating in its financial statements in October 1999 (Note 3). The Company owns

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      83,333 shares of Series A Non-Voting Convertible Preferred Stock, 6,666,667 shares of Series B Non-Convertible Voting Preferred Stock and 18,311 shares of Series C Non-Voting Convertible Preferred Stock of Decor. Such ownership amounts to approximately 78% of the voting securities of Decor. Mr. Munn is a director of Decor. In fiscal 1999, the Company entered into an agreement, which was subsequently terminated, to acquire Decor. In connection with such potential acquisition, the Company capitalized costs of investment banking services in the amount of $725,000 during fiscal 1998 based on the fair value of the trading securities received, 100,000 Class A Shares and 100,000 Series A Preferred Shares, as direct consulting fees. During the third quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment, approximately $3,300,000, in Decor because the Company believed that based on Decor's financial condition its investment had been permanently impaired. The Company had established reserves for the uncollectibility of its entire receivable, approximately $1,000,000, owed to the Company by Decor and the possibility that the Company would be required to pay up to $300,000 pursuant to its guaranty of approximately $580,000 of indebtedness of Decor owed to Austin Financial. For the fiscal years 2000, 1999 and 1998, the Company recognized consulting and management fee income of $0, $115,000 and $70,000, respectively. The 1999 and 1998 management fee income and resulting receivable were written off during 1999 as discussed above.

            During fiscal year 1999, the Company loaned $275,000 to Photo-to-Art, Ltd. ("Photo-to-Art"). In addition, the Company was paid $76,000 from Photo-to-Art in connection with the sublease of certain space in the Company's facility located in Mount Vernon and $216,000 for the purchase of merchandise. The Company owns 270,000 shares, or approximately 0.5%, of the common stock of Photo-to-Art and warrants to purchase 120,000 common shares of Photo-to-Art at $4.50 per share. As of June 30, 1999, Photo-to-Art owed the Company $325,000 for which a $250,000 reserve had been established. Mr. Munn, the Company's Chairman, President and Chief Executive Officer, had personally guaranteed debt of Photo-to-Art owed to a third party in the amount of approximately $180,000. The Company acquired $28,000 of such debt. Photo-to-Art is currently being liquidated under Chapter 7 of the Bankruptcy Code. During fiscal 2000, the Company wrote off its remaining receivable from Photo-to-Art recognizing an additional loss of $75,000.

            During fiscal years 1999 and 1998, the Company earned $442,000 and $335,000 of management fees from entities that were subsequently acquired.

            During fiscal year 1999, the Company issued 375,000 Class B Shares to Laurie Munn, wife of the Company's Chief Executive Officer, in consideration for her personal guarantee of $5,300,000 of the Company's obligations in connection with its acquisitions of Windsor and Troy. In addition, the Company issued 1,350,000 Class B Shares to Ms. Munn upon the exercise of an option. The exercise price for the option was $1,350 in cash and a promissory note in the amount of $1,606,000. The note bears interest at a rate of 6.5% per annum and matures on December 8, 2005. As of June 30, 1999, Ms. Munn owes the Company $2,555,000 principal amount all of which is secured by a lien on 2,455,000 Class B Shares, and Ms Munn guarantees debt of the Company in the amount of $2,400,000. The Company is not accruing any interest on this obligation.

            During fiscal years 2000 and 1999, the Company paid Morris Munn, father of the Company's Chairman, President and Chief Executive Officer, $71,000 and $64,000, respectively, for consulting services pursuant to a five-year agreement commencing June 30, 1996. The agreement has been extended for a period of five years until June 30, 2006. In June 1999, Decor paid Morris Munn $152,000 in settlement of a consolidated arbitration proceedings and other litigation involving Decor, Interiors, Max Munn, Laurie Munn, Morris Munn and Ann Stevens, sister of Max Munn.

            During fiscal year 1999, 3,750,000 Class A Shares were transferred out of escrow to an accredited investor as collateral for the $500,000 paid to Ann Stevens, sister of Max Munn, the Company's Chairman, President and Chief Executive Officer, as part of the Company's settlement agreement related to an employment agreement with Stevens. Of these shares, 1,250,000 Class A Shares were converted from Class B Shares previously held in escrow and 2,500,000 Class A Shares were issued out of such escrow. Total proceeds resulting from the transfer was $3,975,000, of which $3,700,000 was paid in cash and $275,000 was paid by satisfying a promissory note. In addition, the Company retired 10,000,000 Class A Shares previously held in such escrow.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            During fiscal year 1999, the Company made advances aggregating $458,000 at 6.5% interest to Mr. Munn, the Company's Chairman, President and Chief Executive Officer. In September 1999, this entire amount was repaid to the Company and the Company forgave all related interest. Subsequently, the Company made advances aggregating $283,000 at 6.5% interest during fiscal year 2000, which were outstanding as of June 30, 2000. The Company is not accruing any interest on this obligation.

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

14. Benefit Plans

            In fiscal year 1992, the Company started a Qualified Profit Sharing Plan for all nonunion employees. In fiscal year 1996, the Company started a 401(k) Savings Plan which provides for employees contributing up to 15% for non-highly compensated employees and up to 5% for highly compensated employees ($80,000) of their salaries. There are no employer matching contributions. The Qualified Profit Sharing Plan was effectually closed in March of 2000 and employee accounts were either transferred to the 401(k) Savings Plan or distributed, as the employee elected.

15. Provision For Income Taxes

            The income tax provision (benefit) consists of:

                                               Years Ended June 30,
                                              (amounts in thousands)
                                         ---------------------------------
                                         2000          1999          1998
                                         -----         -----         -----
    Current Income Taxes:
    Federal ........................     $  --         $  --         $  --
    State and Local ................       308           200            53
    Deferred Income Tax ............        --            --          (162)
                                         -----         -----         -----
          Total ....................     $ 308         $ 200         $(109)
                                         =====         =====         =====

            There was no Federal income tax expense or benefit in fiscal year 2000, 1999 or 1998. The state tax expense relates to certain state filings where the company does not file combined returns and the Company was profitable in those states.

            The income tax expense (benefit) differs from the amount computed by applying the statutory Federal income tax rates to the earnings (loss) before income taxes as follows:

                                                  Years ended June 30,
                                             ------------------------------
                                               2000       1999       1998
                                             --------   --------   --------
    U.S. Federal statutory rate ..........    (34.0)%    (34.0)     (34.0)%
    State income taxes ...................      1.7        2.3        6.8
    Non-deductible goodwill ..............      7.1        2.0        2.8
    Valuation allowance ..................     26.9       32.0        3.6
                                               ----       ----       ----
    Effective tax rate ...................      1.7%       2.3%     (20.8)%
                                               ====       ====       ====

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Deferred taxes represent the differences between financial statement amounts and the tax bases of assets and liabilities. Deferred tax liabilities (assets) are as follows:

                                                Years ended June 30,
                                      (amounts in thousands, except percentages)
                                      ------------------------------------------
                                               2000              1999
                                             --------          --------
Financing costs .....................        $  3,545          $  1,513
Bad debt expense ....................           2,351               599
Accrued union dues ..................             226               226
Inventory ...........................             300               250
Inventory obsolescence ..............           4,130             1,653
Amortization of customer list........            (139)             (139)
Depreciation ........................             139               139
Severance reserve ...................             538                --
Other ...............................             223             1,088
Net operating loss ..................          11,942             3,839
                                             --------          --------
Total ...............................        $ 23,255          $  9,168

Tax rate ............................              40%               40%
                                             --------          --------
Total deferred tax asset ............        $  9,302          $  3,667
Valuation allowance .................          (8,959)           (3,467)
                                             --------          --------
                                             $    343          $    200
                                             ========          ========

            The benefit from the Company's net operating loss ("NOL") carry forward for Federal income tax purposes is approximately $11,942,000 (which expires through 2020). The deferred tax asset of approximately $9,302,000 is comprised primarily of net operating losses and reserves. The utilization of such NOLs may be limited in the future due to changes in ownership under Internal Revenue Section 382.

            The majority of the Company's deferred tax assets are reserved resulting in a net deferred tax asset of approximately $343,000 and $200,000 as of June 30, 2000 and 1999, respectively.

            The reduction of the valuation allowance in both 1999 and 1998 was calculated at the statutory federal income tax rate. State income taxes have been recorded based upon the applicable state requirements.

            Currently, the Company is under sales and use tax audits and payroll tax audits. The Company is not sure what the outcome of these audits will be. In addition, the Company has not filed their fiscal 1999 tax returns which, with extension, were due March 15, 2000.

16. Operating Business Segment Information

            The Company has consummated several acquisitions since March 1998. The Company generally manages its operations by business unit, however, certain west coast operations are managed geographically. Set forth below is certain financial information for these businesses segments:

                                                                            (amounts in thousands)
                                             West                                                 Habitat
Year Ended June 30, 2000                     Coast      Stylecraft     Petals         APF        Solutions    Interiors      Total
                                            --------    ----------    --------      --------     ---------    ---------     --------
Net sales .............................     $ 47,986     $ 42,562     $ 48,479      $  7,283     $ 23,648     $    317      $170,275
Gross profit ..........................       10,086       11,389       28,824         2,519        9,963         (565)       62,216
Interest expense ......................        1,098        1,013           55            80          190        5,848         8,284
Depreciation / amortization ...........          965          148          550           248        1,882        1,042         4,835
Amortization of goodwill ..............          624          135          136            --          164           --         1,059
Identifiable assets ...................       16,107       15,018       12,832         3,819       13,315        6,388        67,479

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill, net .........................       18,434        4,709        5,217            --        9,388           --        37,748
Capital expenditures ..................          880          295          327            51        3,128        1,107         5,788

                                                                            (amounts in thousands)
                                             West                                                 Habitat
Year Ended June 30, 1999                     Coast      Stylecraft     Petals         APF        Solutions    Interiors      Total
                                            --------    ----------    --------      --------     ---------    ---------     --------
Net sales .............................     $ 43,347     $ 13,946     $ 11,371      $  6,401     $  5,368     $     --      $ 80,433
Gross profit ..........................       13,210        4,709        6,734         2,685        2,646           --        29,984
Interest expense ......................        1,093          180           (3)          162           79        2,674         4,185
Depreciation/amortization .............          300           30           50           100           10        1,204         1,694
Amortization of goodwill ..............          440           45           33            --           11           --           529
Identifiable assets ...................       22,842       18,503       10,299         4,913       11,147       (6,200)       61,504
Goodwill, net .........................       20,722        4,971        5,246            --        1,323           --        32,262
Capital expenditures ..................        1,200          200          300           100          850        1,576         4,226

                                                                            (amounts in thousands)
                                             West                                                 Habitat
Year Ended June 30, 1998                     Coast      Stylecraft     Petals         APF        Solutions    Interiors      Total
                                            --------    ----------    --------      --------     ---------    ---------     --------
Net sales .............................     $  6,130     $     --     $     --      $  7,317     $     --     $     --      $ 13,447
Gross profit ..........................        2,204           --           --         2,974           --           --         5,178
Interest expense ......................          116           --           --           100           --          747           963
Depreciation/amortization .............          300           --           --           100           --          300           700
Amortization of goodwill ..............           42           --           --            --           --           --            42
Identifiable assets ...................        5,762           --           --         4,600           --        9,302        19,664
Goodwill, net .........................        6,677           --           --            --           --           --         6,677
Capital expenditures ..................          182           --           --             5           --           50           237

      West Coast is comprised of the operations of Troy, CSL, Vanguard, Windsor Art and Decor.

      Revenues for the business segments are from external sales. Inter-segment sales totaled $722,000 in the fiscal year 2000 and is reported under Interiors, which also includes operating results of the rug and table top accessory businesses. Inter-segment sales was not significant for any business segment. There was no Inter-segment sales for fiscal years 1999 or 1998.

      Depreciation and amortization assigned to the business units represents amounts applicable to fixed assets and other intangible assets excluding goodwill which is presented separately. Identifiable assets primarily represent amounts reported by the business units, including cash. Identifiable asset is exclusive of goodwill which is presented separately.

17. Quarterly Financial Data (unaudited)

      Summarized quarterly financial data is as follows:

                                                                         (amounts in thousands, except per share data)
                                                          --------------------------------------------------------------------------
                                                            First          Second           Third          Fourth         Total Year
Fiscal Year Ended June 30, 2000                            Quarter         Quarter         Quarter         Quarter           (a)
                                                          ---------       ---------       ---------       ---------       ---------
Net Revenues .......................................      $  35,640       $  43,681       $  48,570       $  42,384       $ 170,275
Gross Profit .......................................         13,595          18,722          18,209          11,691          62,217
Net (loss) income ..................................            160          (1,815)         (1,699)        (15,227)        (18,581)
Basic net (loss) income per common share ...........           (.01)           (.07)           (.06)           (.43)           (.59)
Diluted net (loss) income per common share .........           (.01)           (.07)           (.06)           (.43)           (.59)

Fiscal Year Ended June 30, 1999
Net revenues .......................................      $  10,406       $  12,856       $  19,475       $  37,696       $  80,433
Gross profit .......................................          3,564           4,739           6,517          15,164          29,984
Net (loss) income ..................................            283           1,006          (6,154)         (3,159)         (8,024)

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic net (loss) income per common share ...........             --             .05            (.31)           (.16)           (.42)
Diluted net (loss) income per common share .........             --             .05            (.31)           (.16)           (.42)

      (a) The sum of net income per share for the four quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

            The operating results for the first three quarters of fiscal 2000 have been restated from the amounts previously reported. Costs and expenses related to higher expense accruals, accounts receivable reserves as well as acquisition related adjustments resulted in the restatement of the first, second and third quarters of fiscal 2000 by $665,000, $315,433 and $712,000, respectively.

      Fourth Quarter Adjustments

            In the fourth quarter of fiscal year 2000, the Company recorded approximately $8,700,000 of adjustments. The adjustments related primarily to write-offs of certain other assets, including an impairment loss of $3,000,000 related to the Troy and CSL operations resulting in a impairment of the goodwill previously established at the purchase dates; the recording of reserves for accounts receivable and inventory; the write off of old, obsolete and slow moving inventory; which incurred significant costs of gross margin losses; and the recording of severance costs. In addition, the quarter includes the start up of the rug and tabletop accessory business operation.

            In fourth quarter of fiscal year 1999 the Company recorded approximately $1,800,000 of adjustments primarily related to the write-off of the Company's investment in Photo to Art of approximately $1,100,000 and professional service fees of approximately $500,000.

18. Financial Instruments

            The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

            Accounts Receivable. The carrying amount of the Company's accounts receivables approximate fair value.

            Revolving, term loans and other borrowings. The carrying amounts of the Company's outstanding balances under its various credit agreements and other outstanding debt approximate the fair value because the interest rate on the outstanding borrowings is variable and there are no prepayment penalties.

            Series B redeemable convertible preferred stock. The carrying amounts and fair value of the Company's financial instruments as of June 30, 2000 and 1999, is as follows:

                                                                                        (amounts in thousands)
                                                                                        ----------------------
                                                                           June 30, 2000                       June 30, 1999
                                                                   -----------------------------      ------------------------------
                                                                   Carrying Amount    Fair Value      Carrying Amount     Fair Value
                                                                   ---------------    ----------      ---------------     ----------
Accounts receivable ........................................          $18,069           $18,069           $14,465           $14,465
Bank lines of credit and revolving loans ...................           13,200            13,200            18,400            18,400
Limeridge and Endeavor Notes ...............................           15,285            15,285                --                --
Term loans .................................................            3,659             3,659                --                --
Other debt .................................................           11,335            11,335             6,347             6,347
Series B redeemable preferred securities ...................               --                --             1,000             1,000

19. Subsequent Events

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            On October 12, 2000, Seaside Partners, L.P. exercised the Series B Warrant resulting in the issuance of 2,000,000 Class A Shares at $0.75 per share. The exercise price of $1,500,000 was paid by the return to the Company of 150,000 Series B Preferred Shares held by Seaside. Seaside also converted its remaining 50,000 Series B Preferred Shares and $213,485 in accrued dividends through October 11, 2000 into 303,610 Class A Shares at $2.35 per share. In addition, the Seaside Note in the amount of $1,000,000 principal amount and $9,863 in accrued interest through June 30, 2000 were converted into 4,039,452 Class A Shares at $0.25 per share. Until March 31, 2001, Seaside has agreed not to sell, transfer, pledge, hypothecate or otherwise convey these Class A Shares. In addition, Seaside has agreed to vote such shares in support of the election of the nominees of Board of Directors as long as Seaside Partners holds these Class A Shares.

            On October 12, 2000, the Company and the former Shareholders of Concepts 4 amended the terms of the purchase agreement pursuant to which the Company acquired all of the common stock of Concepts 4. Pursuant to the amended terms, the Company is required to pay to the former shareholders $3,388,000 in cash before December 10, 2000. In addition, all future purchase price obligations of the Company can be satisfied by the delivery of twelve month promissory notes bearing interest at 8% per annum and all earnout obligations can be satisfied by the delivery of eighteen month promissory notes bearing interest at 8% per annum. The Company has also agreed to maintain an escrow account containing Class A Shares in an amount sufficient to satisfy all purchase price obligations as they become due under the terms of the original transaction. The former shareholders have agreed to vote such shares in support of the election of the nominees of Board of Directors as long as the Company is not in default under the amended purchase agreements.

                        INTERIORS, INC. AND SUBSIDIARIES

                                                                     SCHEDULE II

                   VALUATION & QUALIFYING ACCOUNTS & RESERVES
                             (amounts in thousands)

                                                        Balance at        Additions
                                                       Beginning of    Charged to Costs                                  Balance at
Description                                                Year         and Expenses(1)    Deductions (2)    Other(3)    End of Year
----------------------------------------------------   ------------    ----------------    --------------    -------     -----------
Year Ended June 30, 2000
    Receivable allowances ..........................     $   793           $ 1,438            $  (65)        $   185        2,351
    Inventory reserve ..............................       1,908             2,848              (286)           (340)       4,130
Year Ended June 30, 1999
    Receivable allowances ..........................         528                31                xx             234          793
    Inventory reserve ..............................         690                xx                xx           1,218        1,908
Year Ended June 30, 1998
    Receivable allowances ..........................         268               228                xx              32          528
    Inventory reserve ..............................          --                xx                xx             690          690

      -------------------------------

      (1) Allowances are primarily charged to income as incurred. The allowance is adjusted at the end of each period, by a charge or credit to income, for the estimated discounts and allowances applicable to the account receivable then outstanding.
      (2)   Amounts written-off, net of recoveries.
      (3) Reserves related to assets acquired in fiscal 2000, 1999 and 1998, respectively. During fiscal 2000, an inventory reserve of $400,000 established during fiscal 1999 associated with the Petals acquisition was subsequently determined as not necessary and was reversed against the goodwill previously established.

      The above reserves are deducted from the related assets in the consolidated balance sheets.