Form 10-Q
period 2000-09-30
INTERIORS INC
filed 2000-11-14
CIK 921563

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2000, the registrant had 56,384,834 and 2,455,000 outstanding shares of Class A Common Stock and Class B Common Stock, respectively.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                 INTERIORS, INC.

                                Table Of Contents

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of September 30, 2000 and June 20, 2000 .      1

Consolidated Statements of Operations for the Three Months Ended
  September 30, 2000 and 1999 ..........................................      2

Consolidated Statement of Stockholders' Equity for the Three Months
  Ended September 30, 2000 .............................................      3

Consolidated Statements of Cash Flows for the Three Months Ended
  September 30, 2000 and 1999 ..........................................      4

Notes to Consolidated Financial Statements .............................    5-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations ................................................   10-13

PART II OTHER INFORMATION

Item 2.  Changes in Securities .........................................     14

Item 5.  Other Information .............................................     14

Item 6.  Exhibits and Reports on Form 8-K ..............................     14

                                     PART I
                              FINANCIAL INFORMATION

                                 Interiors, Inc.
                           Consolidated Balance Sheets
                    (amounts in thousands, except share data)

                                                                                                 (Unaudited)
                                                                                                 September 30,     June 30,
                                                                                                     2000            2000
                                                                                                 -------------     ---------
                                     Assets
Current Assets:
  Cash and cash equivalents .................................................................      $   4,317       $   6,229
  Accounts receivable, net of reserves of $2,132 and $2,351
    at September 30 and June 30, respectively ...............................................         21,008          18,069
  Inventories ...............................................................................         26,948          23,324
  Other current assets ......................................................................          5,163           3,359
                                                                                                   ---------       ---------
      Total current assets ..................................................................         57,436          50,981
                                                                                                   ---------       ---------

Property and Equipment, net .................................................................         13,614          13,509

Goodwill, net ...............................................................................         37,490          37,748

Other Assets, net ...........................................................................          2,805           2,989
                                                                                                   ---------       ---------
      Total assets ..........................................................................      $ 111,345       $ 105,227
                                                                                                   =========       =========

                      Liabilities and Stockholders' Equity

Current Liabilities:
  Notes payable and current maturities of long-term debt ....................................      $  42,851       $  38,518
  Accounts payable ..........................................................................         17,841          16,939
  Accrued liabilities .......................................................................         19,180          17,104
                                                                                                   ---------       ---------
      Total current liabilities .............................................................         79,872          72,561
                                                                                                   ---------       ---------

Long-Term Debt ..............................................................................          4,720           4,961
Other Long-Term Liabilities .................................................................          3,997           3,974

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,300,000 shares authorized:
    Series A Redeemable Convertible Preferred Stock, $.01 par value, 2,870,000 shares authorized, 836,492 and 850,802 shares issued and outstanding at
      September 30 and at
      June 30, respectively .................................................................              8               9
    Series B Redeemable Convertible Preferred Stock, $.01 par value, 200,000 shares authorized, 200,000 shares issued and outstanding at September 30 and June 30,
      respectively ..........................................................................              2               2
  Class A common stock, $.001 par value, 60,000,000 shares authorized, 43,362,390 and
    37,271,457 shares issued and outstanding at September 30 and June 30, respectively ......             43              37
  Class B common stock, $.001 par value, 2,500,000 shares authorized, 2,455,000 shares issued
    and outstanding at September 30 and at June 30, respectively ............................              2               2
  Treasury stock, at cost, 45,400 shares at September 30 and June 30, respectively ..........            (41)            (41)
  Accreted Dividends on Series B Redeemable Convertible Preferred Stock .....................          2,000           2,000
  Additional paid-in-capital ................................................................         63,338          63,343
  Accumulated deficit .......................................................................        (39,634)        (38,659)
  Notes receivable ..........................................................................         (2,962)         (2,962)
                                                                                                   ---------       ---------
      Total stockholders' equity ............................................................         22,756          23,731
                                                                                                   ---------       ---------
        Total liabilities and stockholders' equity ..........................................      $ 111,345       $ 105,227
                                                                                                   =========       =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                 Interiors, Inc.
                      Consolidated Statements of Operations
                  (amounts in thousands except per share data)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                  ------------------------
                                                                                    2000            1999*
                                                                                  --------        --------
Net Sales ..................................................................      $ 41,414        $ 35,640

Cost of Goods Sold .........................................................        25,076          22,045
                                                                                  --------        --------

Gross profit ...............................................................        16,338          13,595

Selling, General, and Administrative Expenses ..............................        14,691          12,873
                                                                                  --------        --------

Income from operations .....................................................         1,647             722
                                                                                  --------        --------

Other Expenses (Income):
  Interest expense .........................................................         2,384             836
  Anticipated recovery on non-operating receivables and reduction of
    reserve for loan guarantee .............................................            --            (250)
  Minority interest ........................................................            --             (55)
                                                                                  --------        --------
  Total other expenses .....................................................         2,384             531
                                                                                  --------        --------

(Loss) income before provision for income taxes ............................          (737)            191

Provision for Income Taxes .................................................            94              31
                                                                                  --------        --------

Net (Loss) Income ..........................................................      $   (831)       $    160
                                                                                  ========        ========

Earnings (Loss) Per Common Share:
  Basic ....................................................................      $   (.02)       $   (.01)
  Diluted ..................................................................      $   (.02)       $   (.01)

Weighted average number of shares used in computation of earnings per share:
  Basic ....................................................................        41,857          32,858
  Diluted ..................................................................        41,857          32,858

* As restated, see Note 6

        The accompanying notes are an integral part of these consolidated financial statements.

                                 Interiors, Inc.
                 Consolidated Statement of Stockholders' Equity
                  For the three months ended September 30, 2000
                             (amounts in thousands)
                                   (Unaudited)


                                            Series A           Series B         Class A          Class B
                                         Preferred Stock    Preferred Stock   Common Stock     Common Stock
                                         ---------------    ---------------  ---------------  --------------
                                         Shares    Amount    Shares Amount   Shares   Amount  Shares  Amount
                                         ------    ------    -------------   ------   ------  ------  ------
Balance June 30, 2000                      851     $   9       200   $  2    37,271    $ 37    2,455   $  2

  Conversion of preferred stock
  to common stock                          (15)       (1)                        43       1

  Additional shares issued
  regarding Model Home
  acquisition                                                                 2,916       2

  Additional shares issued
  regarding Concepts 4
  acquisition                                                                 3,132       3

  Dividends declared on Series A
  and B Preferred Stock

  Net loss through
    September 30, 2000

-------------------------------------------------------------------------------------------------------------
Balance  September 30, 2000                836     $   8       200   $  2    43,362    $ 43    2,455   $  2
=============================================================================================================

                                         Additional*
                                           Paid in     Accumulated  Treasury   Note
                                           Capital      (Deficit)    Stock   Receivable    Total
                                         -----------   -----------  -------- ----------    -----


Balance June 30, 2000                      $ 65,343     $(38,659)    $ (41)   $ (2,962)   $ 23,731

  Conversion of preferred stock
  to common stock

  Additional shares issued
  regarding Model Home
  acquisition                                    (2)

  Additional shares issued
  regarding Concepts 4
  acquisition                                    (3)

  Dividends declared on Series A
  and B Preferred Stock                                     (144)                             (144)

  Net loss through
    September 30, 2000                                      (831)                             (831)

--------------------------------------------------------------------------------------------------
Balance  September 30, 2000                $ 65,338     $(39,634)    $ (41)   $ (2,962)   $ 22,756
==================================================================================================

* Amounts reported in Additional Paid in Capital column includes the amounts reported in accreted dividends on Series B Redeemable Convertible Preferred Stock and Additional Paid in Capital on the accompanying Consolidated Balance Sheets.

  The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                      ---------------------
                                                                                       2000          1999
                                                                                      -------       -------
Cash Flow From Operating Activities:

  Net (loss) income ............................................................      $  (831)      $   160
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
  Depreciation and amortization ................................................        1,306         1,409
  Net book value of rental property disposed ...................................          348           598
  Provision for losses on accounts receivable ..................................           86           (85)
  Provision for inventory ......................................................           68            --
  Anticipated recovery on non-operating receivables and reduction of reserve for
    loan guarantee .............................................................           --          (250)
  Non-cash financing charge, including accretion of interest on acquisition
    indebtedness ...............................................................          334            83
  Provision for issuance of stock ..............................................           --            75
  Minority interest in subsidiary ..............................................           --           (54)
  Changes In Assets and Liabilities:
    Increase in accounts receivable, trade .....................................       (3,025)       (1,865)
    Increase in inventories ....................................................       (3,692)       (2,379)
    Increase in prepaid expenses and other current assets ......................       (1,804)         (689)
    Increase in other assets ...................................................         (248)         (524)
    Increase in accounts payable and accrued expenses ..........................        2,728         3,092
                                                                                      -------       -------
  Net cash used in operating activities ........................................       (4,730)         (429)
                                                                                      -------       -------
Cash Flow From Investing Activities:
  Capital expenditures .........................................................       (1,274)       (1,543)
                                                                                      -------       -------
  Net cash used in investing activities ........................................       (1,274)       (1,543)
                                                                                      -------       -------
Cash Flow From Financing Activities:
  Borrowing from Foothill under revolving loans ................................        4,691            --
  Net proceeds from issuance of debt ...........................................           --         1,231
  Repayments of debt and capitalized lease obligations .........................         (599)       (2,542)
                                                                                      -------       -------
  Net cash provided by (used in) by financing activities .......................        4,092        (1,311)
                                                                                      -------       -------
  Net decrease in cash .........................................................       (1,912)       (3,283)
  Cash, beginning of period ....................................................        6,229         6,910
                                                                                      -------       -------
  Cash, end of period ..........................................................      $ 4,317       $ 3,627
                                                                                      =======       =======

        The accompanying notes are an integral part of these consolidated financial statements.

                                 Interiors, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2000

1. Basis of Presentation

      General

            The financial statements included herein are unaudited and have been prepared by Interiors, Inc., a Delaware corporation (the "Company"), in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company and its subsidiaries as of September 30, 2000 and the results of operations of the Company and its subsidiaries for the three-month periods ended September 30, 2000 and 1999.

            The Company's results of operations during the three months ended September 30, 2000 are not necessarily indicative of any future results. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

      Going Concern Matters

            The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, the Company had net losses of $18,581,000 and $8,024,000 for the fiscal years ended June 30, 2000 and 1999, respectively. The Company also had negative operating cash flows of $4,294,000, $367,000 and $338,000 for the years ended June 30, 2000, 1999 and 1998, respectively. In addition, as of September 30 and June 30, 2000, the Company classified $35,072,000 and $30,772,000, respectively, of its long term debt as current liabilities because of its failure to meet certain requirements contained in the agreements governing these instruments. These factors raise substantial doubt about the Company's ability to continue as a going concern.

            The primary factors contributing to the Company's $18,581,000 net loss for the year ended June 30, 2000 were poor operating results at the Company's West Coast decorative accessories businesses, which resulted in $14,015,000 of the Company's net loss. Included in such loss is a $3,000,000 impairment of goodwill related to the anticipated sale of the lighting businesses and $700,000 of other assets written down to net realizable value. Also contributing to the net loss were significant reserves established against inventory and receivables as well as costs associated with terminating the employment of certain executives of the Company. For the three months ended September 30, 2000, the West Coast operations reported a net loss of $238,000 compared to a net loss of $517,000, for the comparable period of 1999. Included in the net loss for the quarter ended September 30, 1999 was the benefit of $55,000 assigned to the minority interest.

            Since June 30, 2000, the Company has made several significant management changes both at the corporate level and the West Coast decorative accessories businesses to provide more experienced leadership in a turnaround environment. The Company also has a detailed operating recovery plan for each of the West Coast decorative accessories businesses. In its operating plans for fiscal year ending June 30, 2001, management plans to consolidate product lines and aggressively reduce the number of SKU's and fixed costs associated with the West Coast decorative accessories businesses. The transition of these businesses from manufacturing to a more efficient sourcing operation is already underway. Since June 2000, the headcount in these businesses has been reduced from 457 to 309 employees. In addition to the anticipated sale of the lighting businesses previously mentioned, the sale of some or all of the other West Coast decorative accessories businesses are being seriously considered.

            The other significant factor contributing to the Company's net losses for fiscal 2000 were the introduction of two new product brands commencing in the third quarter fiscal 2000. Operating difficulties in connection with this start up enterprise resulted in a net loss of $3,089,000. In an effort to reduce its ongoing exposure to such expenses, the Company has significantly reduced its plans and resources dedicated to these two new brands. For the three months ended September 30, 2000, these brands had a net loss of $361,000.

            At September 30, 2000 and June 30, 2000, the Company had $35,072,000 and $30,772,000, respectively, of long term debt, including its secured convertible notes of $15,285,000 for both periods, bank lines of credit and revolving loans $17,843,000 and $13,200,000, respectively, and bank term loans of $1,944,000 and $2,287,000, respectively, classified as current liabilities because the Company was not in compliance with certain requirements governing these instruments. The Company has obtained a bank default waiver on its bank lines of credit and revolving loans and bank term loans. However, while only the secured convertible notes remain in default, the acceleration of such notes may trigger the acceleration of the bank lines of credit and revolving loans and bank term loans. The nature of the defaults on the notes relate to the failure of certain securities to be covered by an effective registration statement by September 30, 2000, the de-listing of the Company's securities from the Nasdaq SmallCap Market and the failure to pay approximately $1,035,000 in accrued interest as of September 30, 2000. In part, these defaults were caused by the timing and effort necessary to have the Company's Registration Statement declared effective by September 30, 2000 and the decrease in the Company's stock price.

            The Company is currently attempting to negotiate waivers from its lenders relating to the requirements of these debt instruments. If unable to obtain these waivers, the Company will attempt to cure its defaults as soon as practicable. The Company is also aggressively pursuing more favorable mezzanine financing by finding alternative financing arrangements or by renegotiating the existing high interest rate secured convertible notes. In October 2000, the Company converted an aggregate of $3,000,000 of its outstanding debt and Series B Preferred Shares to common stock and is continuing to pursue the conversion of other debt instruments to common stock in an effort to reduce its interest expense. See Note 8 "Subsequent Events."

2. Debt.

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

            In June 2000, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement (the "Foothill Agreement") pursuant to which Foothill agreed to make revolving credit loans and advances based on agreed upon percentages of eligible accounts receivable and inventory of Artisan House, Inc., CSL, Model Home, Petals, Stylecraft, Troy, Vanguard and Windsor (collectively with Interiors, the "Borrowers"). The credit facility is a combination of revolving loans and two thirty-two (32) month term loans. As of September 30, 2000 and June 30, 2000, total borrowings were $21,159,000 and $16,859,000, respectively, of which $17,843,000 and $13,200,000, respectively, represented borrowings under the revolving loans and $3,316,000 and $3,659,000, respectively, represented the borrowing under the term loans. The interest rates on the revolving loans is prime plus 1.25% and on the term loans is prime plus 1.50%. At September 30, 2000 and June 30, 2000, the prime rate was 9.50% announced by Wells Fargo Bank. The credit facility contains financial and other covenants, including minimum net worth, and earnings before interest, income taxes and depreciation and amortization. The Company has received a waiver from Foothill for defaults relating to its fiscal 2000 financial results. Borrowings under the credit facility are secured by substantially all the assets of the Company, including accounts receivable and inventory. This debt is in current liabilities because Foothill has the right to accelerate this obligation in the event other debt obligations which are currently in default were accelerated by other lenders.

3. Stockholders' Equity.

            Due to a decrease in the price of the Class A Shares, during the first quarter of fiscal 2001, the Company placed 2,915,951 and 3,164,321 Class A Shares into escrow accounts established in connection with the Company's prior years' acquisitions of Model Homes Interiors, Inc. ("Model Home") and Concepts 4, Inc. ("Concepts 4"), respectively.

4. Earnings (Loss) Per Share.

            Reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the quarters ended September 30, 2000, and 1999, respectively is as follows:

                                                                         (amounts in thousands,
                                                                         except per share data)
                                                                         -----------------------
            Quarters ended September 30,                                   2000           1999
                                                                         --------       --------
            Numerator for basic earnings per share:
            Net (loss) income .....................................      $   (831)      $    160

            less:
            Dividends on non-convertible preferred stock ..........          (144)          (125)
            Accreted preferred dividends ..........................            --           (500)
                                                                         --------       --------
            Net (loss) applicable to common stock .................      $   (975)      $   (465)
                                                                         ========       ========
            Denominator for basic earnings per share:
            Weighted average shares common shares outstanding used
            in the computation of per share earnings ..............        41,857         32,858
                                                                         --------       --------
            Weighted Average shares outstanding - basic ...........        41,857         32,858
                                                                         --------       --------
            Numerator for diluted earnings per share:
            Net (loss) income .....................................      $   (831)      $    160

            Less:
            Dividends on non-convertible preferred stock ..........          (144)          (125)
            Accreted preferred dividends ..........................            --           (500)
                                                                         --------       --------

            Net income (loss) applicable to common stock ..........      $   (975)      $   (465)
                                                                         ========       ========
            Denominator for diluted earnings per share:
            Weighted Average shares outstanding - diluted .........        41,857         32,858
                                                                         --------       --------
            Weighted Average shares outstanding - diluted .........        41,857         32,858
                                                                         --------       --------
            Earnings (loss) per share:

            Basic .................................................      $   (.02)      $   (.01)
            Diluted ...............................................          (.02)          (.01)

            Conversion of 836,492 Series A Preferred Shares and 200,000 Series B Preferred Shares were not included for computation purposes since their effect would be antidilutive. Also not included in the computation were options on approximately 4.5 million shares since the exercise price was higher than the market price of the Company's stock price.

            The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings per share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. For purposes of this calculation, common shares include both Class A Common Stock, par value $.001 per share ("Class A Shares"), and Class B Common Stock, par value $.001 per share, of the Company. Net earnings per diluted share amounts ("diluted EPS") were computed assuming there was no potential dilution from the exercise of outstanding stock options, warrants and other securities since the exercise price was higher than the market price. All periods presented include a deduction for the dividend requirement of the Company's 10% Series A Cumulative Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Shares"), Series B Preferred Stock, par value $.01 per share ("Series B Preferred Shares"), and Series C Preferred Stock, par value $.01 per share ("Series C Preferred Shares"). The Series C Preferred Shares were redeemed by June 30, 2000.

5. Supplemental Cash Flow Information.

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                    (amounts in thousands)
                                                                                    ----------------------
                                                                                        2000      1999
                                                                                        ----      ----
Cash paid during the period for:
  Interest .......................................................................      $987      $713
  Taxes ..........................................................................        --         9
Supplemental disclosure of non-cash items from financing activities:

  Conversion of Series A Redeemable Convertible Preferred Stock to  Class A Common
    Stock ........................................................................         1        --
  Stock issuance for financing charges ...........................................        --        75
    Supplemental disclosure of non-cash items related to acquisitions:
      Issuance of common stock ...................................................         5        --
    Supplemental disclosure of non-cash items from investing activities:
      Issuance of common stock in connection with acquisitions ...................         5        --

6. Operating Business Segment Information

            During the second quarter of fiscal year 2000, the Company acquired Concepts 4, Inc. ("Concepts 4") and began consolidating the financial results of Decor Group, Inc.("Decor"). The Company generally manages its operation by business unit, however, certain West Coast operations are managed geographically. Set forth below is certain financial information for these business segments:

                                                                                  Habitat
Quarter Ended 9/30/2000       Stylecraft       Petals         APF  West Coast    Solutions   Interiors       Total
                              ----------       ------         ---  ----------    ---------   ---------       -----
Net sales .................      $12,060      $ 8,883     $ 1,564     $ 9,957      $ 8,537     $   413     $41,414
Gross profit ..............        3,137        4,848         715       3,556        3,889         193      16,338
Interest expense ..........          207           35           3         259           42       1,838       2,384
Depreciation / amortization           22          143          62         212          479         316       1,234
Amortization of goodwill ..           34           35          --         139           73          --         281

                                                                                  Habitat
Quarter Ended 9/30/1999       Stylecraft       Petals         APF  West Coast    Solutions   Interiors       Total
                              ----------       ------         ---  ----------    ---------   ---------       -----
Net sales .................      $ 9,730      $ 7,967     $ 1,694     $12,824      $ 3,425     $    --     $35,640
Gross profit ..............        2,589        4,518         711       4,008        1,770          --      13,596
Interest expense ..........          128           20          31         387           56         130         752
Depreciation/amortization .           24          138          62         241          466         261       1,192
Amortization of goodwill ..           33           33          --         130            8          --         204

            West Coast is comprised of the operations of Troy Lighting, Inc. ("Troy"), CSL Lighting Manufacturing, Inc. ("CSL"), Windsor Art, Inc. ("Windsor"), Vanguard Studios, Inc. ("Vanguard"), which was merged into Windsor during the quarter ended September 30, 2000, and Decor. Habitat Solutions is comprised of Concepts 4 and Model Homes Interiors, Inc. ("MHI").

            Revenues for the business segments are from external sales. Inter-segment sales totaled $90,000 and $0 in the quarters ended September 30, 2000 and 1999, respectively, and is reported under Interiors, which also includes operating results of the rug and table top accessory businesses. Inter-segment sales were not significant for any business segment.

            Depreciation and amortization assigned to the business units represents amounts applicable to fixed assets and other intangible assets excluding goodwill which is presented separately.

7. Restatement.

            As reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, the operating results for the quarter ended September 30, 1999 have been restated from the amounts previously reported. The restatement increased costs and expenses approximately $665,000 related to higher expense accruals, accounts receivable reserves and acquisition related adjustments.

8. Subsequent Events.

            In October 2000, the Company released an aggregate of 4,842,003 Class A Shares from the escrow. On November 3, 2000, the Company deposited an additional 2,419,100 shares into the escrow to secure future earnout obligations owed to the former shareholders of Model Home.

            On October 12, 2000, Seaside Partners, L.P. exercised the Series B Warrant resulting in the issuance of 2,000,000 Class A Shares at $0.75 per share. The exercise price of $1,500,000 was paid by the return to the Company of 150,000 Series B Preferred Shares held by Seaside. Seaside also converted its remaining 50,000 Series B Preferred Shares having a liquidation value of $500,000 and $213,485 in accrued dividends through October 11, 2000 into 303,610 Class A Shares at $2.35 per share. In addition, the Seaside note in the amount of $1,000,000 principal amount and $9,863 in accrued interest through June 30, 2000 were converted into 4,039,452 Class A Shares at $0.25 per share. Until March 31, 2001, Seaside has agreed not to sell, transfer, pledge, hypothecate or otherwise convey these Class A Shares. In addition, Seaside has agreed to vote such shares in support of the election of the nominees of Board of Directors as long as Seaside Partners holds these Class A Shares.

            On October 12, 2000, the Company and the former shareholders of Concepts 4 amended the terms of the purchase agreement pursuant to which the Company acquired all of the common stock of Concepts 4. Pursuant to the amended terms, the Company is required to pay to the former shareholders $3,388,000 in cash before December 10, 2000. In October 2000, the Company paid $1,387,526 of this obligation. The Company also has future purchase price obligations consisting of (a) a cash payment of $770,000 payable on December 15, 2000, (b) a cash payment of $1,218,000 payable on December 15, 2001, (c) a cash payment of $1,218,000 payable on December 15, 2002, and (e) a cash payment of $1,007,289 payable on March 10, 2003. Pursuant to the transaction, the Company also agreed to pay the former shareholders up to $4,500,000 upon the attainment of certain earnings goals by the Company. The amount, if any, will be determined by the earnings of the Concepts 4 for the fiscal years 2000, 2001 and 2002. All purchase price obligations of the Company can be satisfied by the delivery of twelve month promissory notes bearing interest at 8% per annum and all earnout obligations can be satisfied by the delivery of eighteen month promissory notes bearing interest at 8% per annum.

            The Company has also agreed to maintain an escrow account containing Class A Shares in an amount sufficient to satisfy all purchase price and earnout obligations relating to Concepts 4 as they become due under the terms of the transaction. The former shareholders have agreed to vote such shares in support of the election of the nominees of Board of Directors as long as the Company is not in default under the amended purchase agreements. As of September 30, 2000, the Company had delivered an aggregate of 7,545,886 Class A Shares into the escrow account. The former shareholders have the option of removing Class A Shares from the escrow account in an amount necessary to satisfy any outstanding purchase price obligations or promissory notes delivered in connection therewith.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

            During the second quarter of fiscal year 2000, the Company acquired Concepts 4, Inc. ("Concepts 4") and began consolidating the financial results of Decor Group, Inc.("Decor"). The Company generally manages its operation by business unit, however, certain West Coast operations are managed geographically. Set forth below is certain financial information for these business segments:

                                                                                  Habitat
Quarter Ended 9/30/2000       Stylecraft       Petals         APF  West Coast    Solutions   Interiors       Total
                              ----------       ------         ---  ----------    ---------   ---------       -----
Net sales .................      $12,060      $ 8,883     $ 1,564     $ 9,957      $ 8,537     $   413     $41,414
Gross profit ..............        3,137        4,848         715       3,556        3,889         193      16,338
Interest expense ..........          207           35           3         259           42       1,838       2,384
Depreciation / amortization           22          143          62         212          479         316       1,234
Amortization of goodwill ..           34           35          --         139           73          --         281

                                                                                  Habitat
Quarter Ended 9/30/1999       Stylecraft       Petals         APF  West Coast    Solutions   Interiors       Total
                              ----------       ------         ---  ----------    ---------   ---------       -----
Net sales .................      $ 9,730      $ 7,967     $ 1,694     $12,824      $ 3,425     $    --     $35,640
Gross profit ..............        2,589        4,518         711       4,008        1,770          --      13,596
Interest expense ..........          128           20          31         387           56         130         752
Depreciation/amortization .           24          138          62         241          466         261       1,192
Amortization of goodwill ..           33           33          --         130            8          --         204

            West Coast is comprised of the operations of Troy Lighting, Inc. ("Troy"), CSL Lighting Manufacturing, Inc. ("CSL"), Windsor Art, Inc. ("Windsor"), Vanguard Studios, Inc. ("Vanguard"), which was merged into Windsor during the quarter ended September 30, 2000, and Decor. Habitat Solutions is comprised of Concepts 4 and Model Homes Interiors, Inc. ("MHI").

            Revenues for the business segments are from external sales. Inter-segment sales totaled $90,000 and $0 in the quarters ended September 30, 2000 and 1999, respectively, and is reported under Interiors, which also includes operating results of the rug and table top accessory businesses. Inter-segment sales were not significant for any business segment.

            Depreciation and amortization assigned to the business units represents amounts applicable to fixed assets and other intangible assets excluding goodwill which is presented separately.

Results of Operations

Comparison of Three Months Ended September 30, 2000 and 1999

            Net sales for the three months ended September 30, 2000 were $41,414,000 as compared to $35,640,000 for the same period in 1999, an increase of $5,774,000 or 16.2%. The increase in net sales was primarily due to the Company's acquisitions of Concepts 4 in December 1999, which added $5,155,000 in net sales and the consolidation of Decor beginning in October 1999, which added $1,138,000 in net sales.

            Also, contributing to the increase in sales were increases in net sales of Stylecraft, which increased $2,330,000 or 23.5% and Petals, which increased $916,000 or 11.5%. Offsetting these higher sales was a decline in the net sales of the West Coast decorator accessory operations, which decreased $4,005,000 or 31.2%. The Company is the process of selling certain of its lighting businesses and exploring the sale of other business units, including some of its West Coast decorative accessories businesses. The Company believes these businesses are not core to its strategic plan to become the premier, national single-source provider of decorative accessories to the home furnishings industry.

            Cost of goods sold for the three months ended September 30, 2000 increased to $25,076,000 from $22,045,000 for the same period in 1999, an increase of $3,031,000. Cost of goods sold includes the costs directly related to the recognition of the Company's net sales. The increase in cost of goods sold was primarily due to the Company's acquisition of Concepts 4 and the consolidation of Decor. As a percentage of net sales, cost of goods sold for the three month period ended September 30, 2000 improved to 60.5% from 61.9% for the same period of the prior year. The increase in profit margin resulted primarily from the acquisition of additional businesses with alternative cost structures.

            Selling, general and administrative expenses increased to $14,691,000 for the three months ended September 30, 2000 as compared to $12,873,000 for the same period in 1999, an increase of $1,818,000. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales. The increase in general and administrative expenses was primarily due to the Company's acquisition of Concepts 4, effective in December 1999, and the consolidation of Decor effective in October 1999. Partially offsetting these higher expenses was a decrease in the expenses of the West Coast operations. The lower West Coast selling, general and administrative expenses are primarily due to the lower net sales discussed above and aggressive cost reductions, including headcount reductions. As a percentage of net sales, selling, general and administrative expenses for the three-month period ended September 30, 2000 decreased to 35.5% from 36.1% for the same period of the prior year. This decrease primarily resulted from the higher net sales and aggressive cost reductions.

            Interest expense increased to $2,384,000 for the three months ended September 30, 2000 from $836,000 for the same period in 1999 principally due to financing activities associated with the Company's acquisitions, the higher interest rates primarily due to the borrowings under the Limeridge and Endeavor agreements and the accretion of interest on the Concepts 4 deferred purchase obligations.

            Other income reported for the three-month period ended September 30, 1999 of $305,000 included $100,000, which resulted from the Company's reduction of a guaranty reserve previously established for its guaranty of indebtedness of Decor. In addition, $150,000 of other income resulted the Company's reduction of a reserve established for its receivable owed from Photo-To-Art, Ltd. In addition the Company recognized a benefit of $55,000 for the allocation of losses of CSL to the minority interest. As of June 30, 2000, there was no availability to allocate additional losses to the minority owners of CSL, resulting in the Company's having to absorb a significantly higher portion of the total loss for the quarter ended September 30, 2000.

Liquidity and Capital Resources

            Since the beginning of the fiscal year, the Company has primarily used its cash to support operating activities and for capital expenditures. The Company's primary sources of cash during this period have been borrowings under the Foothill revolving loan agreement and from operations. At September 30, 2000, the Company had a working capital deficit of $22,436,000, of which $35,072,000 represents debt classified as current because the Company was not in compliance with certain requirements governing these instruments. .

            Net cash used in operating activities during the quarters ended September 30, 2000 and 1999 was $4,730,000 and $429,000, respectively. The higher net cash usage during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, is principally due to increases in receivables and inventory caused by normal seasonal activity. In addition, the quarter ended September 30, 2000 had a net loss of $831,000 compared to net income of $160,000 for the quarter ended September 30, 1999.

            Net cash used in investing activities during the quarters ended September 30, 2000 and 1999 was $1,274,000 and $1,543,000, respectively, for capital expenditures.

            Net cash provided by (used in) financing activities during the quarters ended September 30, 2000 and 1999 was $4,092,000 and ($1,311,000),
respectively, representing the net borrowing (repayment) during the respective periods.

            On October 12, 2000, the Company and the former shareholders of Concepts 4 amended the terms of the purchase agreement pursuant to which the Company acquired all of the common stock of Concepts 4. Pursuant to the amended terms, the Company is required to pay to the former shareholders $3,388,000 in cash before December 10, 2000. In October 2000, the Company paid $1,387,526 of this obligation. The Company also has future purchase price obligations consisting of (a) a cash payment of $770,000 payable on December 15, 2000, (b) a cash payment of $1,218,000 payable on December 15, 2001, (c) a cash payment of $1,218,000 payable on December 15, 2002, and (e) a cash payment of $1,007,289 payable on March 10, 2003. Pursuant to the transaction, the Company also agreed to pay the former shareholders up to $4,500,000 upon the attainment of certain earnings goals by the Company. The amount, if any, will be determined by the earnings of the Concepts 4 for the fiscal years 2000, 2001 and 2002. All purchase price obligations of the Company can be satisfied by the delivery of twelve month promissory notes bearing interest at 8% per annum and all earnout obligations can be satisfied by the delivery of eighteen month promissory notes bearing interest at 8% per annum.

            The Company has also agreed to maintain an escrow account containing Class A Shares in an amount sufficient to satisfy all purchase price and earnout obligations relating to Concepts 4 as they become due under the terms of the transaction. The former shareholders have agreed to vote such shares in support of the election of the nominees of Board of Directors as long as the Company is not in default under the amended purchase agreements. As of September 30, 2000, the Company had delivered an aggregate of 7,545,886 Class A Shares into the escrow account. The former shareholders have the option of removing Class A Shares from the escrow account in an amount necessary to satisfy any outstanding purchase price obligations or promissory notes delivered in connection therewith.

            During the past year, the Company has conducted an active acquisition program using both cash, stock and debt as consideration in its transactions. In order to accomplish additional acquisitions, the Company anticipates that it will required to pay additional cash, issue additional shares of stock and/or incur additional debt.

            Subject to the negotiation of waivers of the current defaults under debt instruments, the Company believes that its current cash, cash flow from operations, and available lines of credit will enable it to meet its working capital and capital expenditure requirements through the first quarter of fiscal 2002.

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

Year 2000 Compliance

            Prior to the end of 1999, the Company completed a full evaluation of its Year 2000 compliance needs with respect to its financial computer systems and spent approximately $200,000 on consulting services to meet those needs. The Company did not experience any material disruptions in operations involving the transition of dates from 1999 to 2000 and was fully Year 2000 compliant by January 1, 2000. To date, the Company has not experienced related problems among third parties upon which it relies, including its suppliers and customers. If unforeseen circumstances do arise, however, the foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

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

            In particular, in connection with certain past acquisitions the Company has disclosed expected additions to its revenues from such transactions. Such revenue forecasts are forward-looking information and as such are inherently subject to risk and uncertainty. The Company has also discussed management and other changes expected to improve operating performance on the West Coast, discussions with lenders that are anticipated to result in executed default waivers, and potential sales of businesses, all of which are forward-looking in nature. Important factors, including those set forth below, could cause the Company's actual results to differ materially and adversely from its projections or expectations. In addition, additional revenues from transactions could be offset by a diminution of other revenues. Accordingly, there can be no assurance that the Company will have the other expected results or achieve the projected revenues or, if attained, what effect such revenues or results will have on the Company's net earnings or earnings per share. In addition, the Company is particularly susceptible to various factors that may affect future results, such as: risks relating to the integration in connection with the acquisitions; hiring and retaining upper management personnel; capital requirements; identification of growth opportunities; implementation of cost and accounting controls; and the possible volatility of stock prices.

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities

      Due to a decrease in the price of the Class A Shares, on August 10, 2000 and September 7, 2000, the Company deposited 1,264,321 and 1,900,000, respectively, Class A Shares into an escrow account established in connection with the Company's acquisition of Concepts 4.

            Due to a decrease in the price of the Class A Shares, on August 25, 2000 and September 15, 2000, the Company deposited 2,162,837 and 753,114, respectively, Class A Shares into an escrow account established in connection with the Company's acquisition of Model Home. In October 2000, the Company released an aggregate of 4,842,003 Class A Shares from the escrow. On November 3, 2000, the Company deposited an additional 2,419,100 shares into the escrow to secure future earnout obligations owed to the former shareholders of Model Home.

Item 5. Other Information.

      On October 12, 2000, Seaside Partners, L.P. exercised the Series B Warrant resulting in the issuance of 2,000,000 Class A Shares at $0.75 per share. The exercise price of $1,500,000 was paid by the return to the Company of 150,000 Series B Preferred Shares held by Seaside. Seaside also converted its remaining 50,000 Series B Preferred Shares having a liquidation value of $500,000 and $213,485 in accrued dividends through October 11, 2000 into 303,610 Class A Shares at $2.35 per share. In addition, the Seaside note in the amount of $1,000,000 principal amount and $9,863 in accrued interest through June 30, 2000 were converted into 4,039,452 Class A Shares at $0.25 per share. Until March 31, 2001, Seaside has agreed not to sell, transfer, pledge, hypothecate or otherwise convey these Class A Shares. In addition, Seaside has agreed to vote such shares in support of the election of the nominees of Board of Directors as long as Seaside Partners holds these Class A Shares.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.                                Description
-----------                                -----------
 2.1              Second Amendment to Stock Purchase Agreement among Interiors,
                  Inc. and Concepts 4, Inc., et al.
10.1              Conversion Agreement between Seaside Partners L.P. and
                  Interiors, Inc.
27                Financial Data Schedule

(b) Reports on Form 8-K

None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated:                       INTERIORS, INC.


      November 14,2000             By: /s/ Max Munn
                                   ----------------------------------------
                                           Max Munn
                                           President and Chief Executive Officer


      November 14, 2000            By: /s/ Robert J. Conologue
                                   ----------------------------------------
                                           Robert J Conologue
                                           Executive Vice President and
                                           Chief Financial Officer