Form 10-Q
period 2000-12-31
INTERIORS INC
filed 2001-02-20
CIK 921563

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended December 31, 2000
                               -----------------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 14, 2001, the registrant had 58,423,474 and 2,455,000 outstanding shares of Class A Common Stock and Class B Common Stock, respectively.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                 INTERIORS, INC.

                                Table Of Contents

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000 ..........................    1

       Consolidated Statements of Operations for the Three Months Ended December 31, 2000 and 1999 ....    2

       Consolidated Statements of Operations for the Six Months Ended December 31, 2000 and 1999 ......    3

       Consolidated Statement of Stockholders' Equity for the Six Months Ended December 31, 2000 ......    4

       Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2000 and 1999 ......    5

       Notes to Consolidated Financial Statements .....................................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .........   14

PART II OTHER INFORMATION

Item 1. Legal Proceedings .............................................................................   20

Item 2. Changes in Securities .........................................................................   20

Item 3. Defaults Upon Senior Securities ...............................................................   21

Item 4. Submission of Matters to a Vote of Security Holders ...........................................   21

Item 5. Other Information .............................................................................   22

Item 6. Exhibits and Reports on Form 8-K ..............................................................   22

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                 Interiors, Inc.
                           Consolidated Balance Sheets
                    (amounts in thousands, except share data)

                                                                            (Unaudited)
                                                                            December 31,
                                                                                2000            June 30, 2000
                                                                          ----------------      --------------
                                     Assets
Current Assets:
  Cash and cash equivalents ...............................................   $    281             $    152
  Accounts receivable, net of reserves of $755 and $35 at
     December 31 and June 30, respectively ................................      1,717                1,385
  Inventories .............................................................      2,469                2,923
  Other current assets ....................................................        611                  598
  Assets held for disposition, net ........................................     30,053               30,426
                                                                              --------             --------
         Total current assets .............................................     35,131               35,484
                                                                              --------             --------

Property and Equipment, net ...............................................        786                  842

Other Assets, net .........................................................        535                  748
                                                                              --------             --------
         Total assets .....................................................   $ 36,452             $ 37,074
                                                                              ========             ========

                      Liabilities and Stockholders' Equity

Current Liabilities:
  Notes payable and current maturities of long-term debt ..................   $ 11,932             $  6,085
  Accounts payable ........................................................      2,108                1,376
  Accrued liabilities .....................................................      4,181                4,247
                                                                              --------             --------
         Total current liabilities ........................................     18,221               11,708
                                                                              --------             --------

Long-Term Debt ............................................................        522                1,635

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,300,000 shares authorized:
     Series A Redeemable Convertible Preferred Stock, $.01 par
       value, 2,870,000 shares authorized, 818,817 and 850,802
       shares issued and outstanding at December 31 and at
       June 30, respectively ..............................................          8                    9
     Series B Redeemable Convertible Preferred Stock, $.01 par
       value, 200,000 shares authorized, 200,000 shares issued
       and outstanding at June 30 .........................................         --                    2
  Class A common stock, $.001 par value, 60,000,000 shares authorized,
     45,992,725 and 37,271,457 shares issued and outstanding at
     December 31 and June 30, respectively ................................         45                   37
  Class B common stock, $.001 par value, 2,500,000 shares authorized,
     2,455,000 shares issued and outstanding at December 31 and at
     June 30, respectively ................................................          2                    2
  Treasury stock, at cost, 45,400 shares at December 31 and June 30,
     respectively .........................................................        (41)                 (41)
  Accreted Dividends on Series B Redeemable Convertible Preferred Stock ...         --                2,000
  Additional paid-in-capital ..............................................     64,674               63,343
  Accumulated deficit .....................................................    (44,017)             (38,659)
  Notes receivable ........................................................     (2,962)              (2,962)
                                                                              --------             --------
         Total stockholders' equity .......................................     17,709               23,731
                                                                              --------             --------
              Total liabilities and stockholders' equity ..................   $ 36,452             $ 37,074
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

                                 Interiors, Inc.
                      Consolidated Statements of Operations
                  (amounts in thousands except per share data)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                       December 31,
                                                                                  ----------------------
                                                                                    2000          1999*
                                                                                  --------      --------
Net Sales ...................................................................     $  3,011      $  2,008

Cost of Goods Sold ..........................................................        2,973         1,164
                                                                                  --------      --------

Gross Profit ................................................................           38           844

Selling, General, and Administrative Expenses:
    Selling, general and administrative .....................................        2,312         2,359
    Write down of business in 2000 and asset impairment in 1999 .............        1,797           426
                                                                                  --------      --------
    Total expenses ..........................................................        4,109         2,785
                                                                                  --------      --------

(Loss) Income From Continuing Operations ....................................       (4,071)       (1,941)

Interest Expense ............................................................          782           499
                                                                                  --------      --------


(Loss) Income From Continuing Operations Before Provision For Income Taxes ..       (4,853)       (2,440)

Provision for Income Taxes ..................................................            7            --
                                                                                  --------      --------

(Loss) Income From Continuing Operations ....................................       (4,860)       (2,440)

Discontinued Operations:
    Income from discontinued operations, net of provision
    for income taxes of $75 and $50, respectively ...........................          508           625
                                                                                  --------      --------

Net (Loss) Income ...........................................................     $ (4,352)     $  1,815
                                                                                  ========      ========

Earnings (Loss) Per Common Share:
    Basic:
        Continuing ..........................................................     $   (.10)     $   (.09)
        Discontinued ........................................................          .01           .02
                                                                                  --------      --------
                                                                                  $   (.09)     $   (.07)
                                                                                  ========      ========
    Diluted:
        Continuing ..........................................................     $   (.10)     $   (.09)
        Discontinued ........................................................          .01           .02
                                                                                  --------      --------
                                                                                  $   (.09)     $   (.07)
                                                                                  ========      ========
Weighted Average Number Of Shares Used In Computation Of
  Earnings Per Share:
     Basic ..................................................................       46,825        34,329
     Diluted ................................................................       46,825        34,329

* As restated, see Note 8

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 Interiors, Inc.
                      Consolidated Statements of Operations
                  (amounts in thousands except per share data)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                       December 31,
                                                                                  ----------------------
                                                                                    2000          1999*
                                                                                  --------      --------
Net Sales ...................................................................     $  5,078      $  3,702

Cost of Goods Sold ..........................................................        4,132         2,148
                                                                                  --------      --------

Gross Profit ................................................................          946         1,554

Selling, General, and Administrative Expenses:
    Selling, general ad administrative ......................................        4,443         3,898
    Write down of business in 2000 and asset impairment in 1999 .............        1,797           153
                                                                                  --------      --------
    Total expenses ..........................................................        6,240         4,051
                                                                                  --------      --------

(Loss) Income From Continuing Operations ....................................       (5,294)       (2,497)

Interest Expense ............................................................        1,304           660
                                                                                  --------      --------

(Loss) Income From Continuing Operations Before Provision For Income Taxes ..       (6,598)       (3,157)

Provision for Income Taxes ..................................................            7            --
                                                                                  --------      --------

(Loss) Income From Continuing Operations ....................................       (6,605)       (3,157)

Discontinued Operations:
    Income from discontinued operations, net of provision
    for income taxes of $169 and $81, respectively ..........................        1,422         1,512
                                                                                  --------      --------

Net (Loss) Income ...........................................................     $ (5,183)     $ (1,645)
                                                                                  ========      ========

Earnings (Loss) Per Common Share:
    Basic:
        Continuing ..........................................................     $   (.15)     $   (.13)
        Discontinued ........................................................          .03           .04
                                                                                  --------      --------
                                                                                  $   (.12)     $   (.09)
                                                                                  ========      ========
    Diluted:
        Continuing ..........................................................     $   (.15)     $    .13
        Discontinued ........................................................          .03           .04
                                                                                  --------      --------
                                                                                  $   (.12)     $   (.09)
                                                                                  ========      ========

Weighted Average Number Of Shares Used In Computation Of
  Earnings Per Share:
     Basic ..................................................................       44,357        33,830
     Diluted ................................................................       44,357        33,830

* As restated, see Note 8

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 Interiors, Inc.
                 Consolidated Statement of Stockholders' Equity
                   For the Six Months Ended December 31, 2000
                             (amounts in thousands)
                                   (Unaudited)

                                       Series A         Series B            Class A            Class B           Additional*
                                    Preferred Stock  Preferred Stock      Common Stock       Common Stock      Paid in Capital
                                    ---------------  ---------------    ---------------    ----------------    ---------------
                                    Shares   Amount  Shares   Amount    Shares   Amount    Shares    Amount
                                    ------   ------  ------   ------    ------   ------    ------    ------
Balance June 30, 2000                 851     $  9     200    $   2     37,271   $   37     2,455     $  2        $ 65,343

  Conversion of preferred stock
  to common stock                     (32)      (1)                         96        1

  Additional shares issued
  regarding Model Home
  acquisition                                                            2,916        2                                 (2)

  Additional shares issued
  regarding Concepts 4
  acquisition                                                            3,165        3                                 (3)

  Repurchase of shares issued
  for Concepts 4 purchase price
  obligation paid in December
  2000                                                                  (7,545)      (8)                            (2,721)

  Seaside Partners exercise of
  warrants, conversion of Series
  B Preferred Shares and
  Conversion of debt                                  (200)      (2)     6,343        6                              1,219

  Partial conversions of
  Limeridge debt                                                         1,747        2                                548

  Shares issued in partial
  settlement of liability for
  shares issued for Troy
  acquisition                                                            2,000        2                                298

  Dividends declared on Series A
  and B Preferred Stock

  Net loss through
  December 31, 2000

                                  -----------------------------------------------------------------------------------------------
Balance  December 31, 2000            819     $  8      --       --     45,993   $   45     2,455     $  2        $ 64,674
                                  ===============================================================================================

                                  Accumulated    Treasury   Notes
                                   (Deficit)      Stock   Receivable    Total
                                   ---------      -----   ----------    -----
Balance June 30, 2000              $ (38,659)    $  (41)    $(2,962)   $23,731

  Conversion of preferred stock
  to common stock

  Additional shares issued
  regarding Model Home
  acquisition

  Additional shares issued
  regarding Concepts 4
  acquisition

  Repurchase of shares issued
  for Concepts 4 purchase price
  obligation paid in December
  2000                                                                  (2,729)

  Seaside Partners exercise of
  warrants, conversion of Series
  B Preferred Shares and
  Conversion of debt                                                     1,223

  Partial conversions of
  Limeridge debt                                                           550

  Shares issued in partial
  settlement of liability for
  shares issued for Troy
  acquisition                                                              300

  Dividends declared on Series A
  and B Preferred Stock                 (175)                             (175)

  Net loss through
  December 31, 2000                   (5,183)                           (5,183)

                                  ---------------------------------------------
Balance  December 31, 2000         $ (44,017)    $  (41)    $(2,962)   $17,709
                                  =============================================

o Amounts reported in Additional Paid in Capital column include the amounts reported in accreted dividends on Series B Redeemable Convertible Preferred Stock and Additional Paid in Capital on the accompanying Consolidated Balance Sheets. See Note 3

              The accompanying notes are an integral part of these
                            consolidated statements.

                                 Interiors, Inc.
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                              December 31,
                                                                          --------------------
                                                                            2000         1999
                                                                          -------      -------
Cash Flow From Operating Activities:
   (Loss) income from continuing operations .........................     $(6,605)     $(3,157)
Adjustments to reconcile (loss) income from continuing operations to net cash used in continuing operating activities:
   Depreciation and amortization ....................................         160          338
   Write down of business in 2000 and asset impairment in 1999 ......       2,530          153
   Provision for losses on accounts receivable ......................          86           --
   Reserve for inventory ............................................          75           --
   Non-cash financing charge ........................................         180           97
   Provision for issuance of stock ..................................          --           75
Changes In Assets and Liabilities:
      (Increase) decrease in accounts receivable ....................      (1,052)         128
      (Increase) in inventories .....................................        (329)        (338)
      Decrease (increase) in prepaid expenses and other assets ......          46         (374)
      Increase (decrease) in accounts payable and accrued expenses ..         497         (365)
                                                                          -------      -------
   Net cash (used in) continuing operating activities ...............      (4,412)      (3,443)
   Net cash provided by discontinued activities .....................       1,740        4,204
                                                                          -------      -------
   Net cash (used in) provided by operations ........................      (2,672)         761
                                                                          -------      -------
Cash Flow From Investing Activities:
   Capital expenditures .............................................        (204)        (164)
                                                                          -------      -------
   Net cash (used in) investing activities ..........................        (204)        (164)
                                                                          -------      -------
Cash Flow From Financing Activities:
        Borrowing from Foothill under revolving loans ...............       5,958           --
        Repurchase of common shares .................................      (2,729)         (53)
        Repayments of debt and capitalized lease obligations ........        (224)        (642)
                                                                          -------      -------
        Net cash provided by (used in) financing activities .........       3,005         (695)
                                                                          -------      -------
        Net increase (decrease) in cash .............................         129          (45)
        Cash, beginning of period ...................................         152          685
                                                                          -------      -------
        Cash, end of period .........................................     $   281      $   640
                                                                          =======      =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 Interiors, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

1. Basis of Presentation.

General

      The financial statements included herein are unaudited and have been prepared by Interiors, Inc., a Delaware corporation (the "Company"), in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of the Company and its subsidiaries as of December 31, 2000 and the results of operations of the Company and its subsidiaries for the three and six-month periods ended December 31, 2000 and 1999.

      The Company's results of operations during the three and six months ended December 31, 2000 are not necessarily indicative of any future results. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. In addition, see
Note 2 regarding discontinued operations.

Going Concern Matters

      The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities as discussed below and in Note 2 - "Discontinued Operations". As reported in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, the Company had net losses of $18,581,000 and $8,024,000 for the fiscal years ended June 30, 2000 and 1999, respectively. The Company also had negative operating cash flows of $4,294,000, $367,000 and $338,000 for the years ended June 30, 2000, 1999 and 1998, respectively. In addition, as discussed below, the Company classified a significant portion of its long term debt as current liabilities because of its failure to meet certain requirements contained in the agreements governing its debt instruments. These factors, as well as those discussed elsewhere herein, raise substantial doubt about the Company's ability to continue as a going concern.

      The primary factors contributing to the Company's $18,581,000 net loss for the year ended June 30, 2000 were poor operating results at the Company's West Coast decorative accessories businesses, which resulted in $14,015,000 of the Company's net loss. Included in such loss was an impairment of goodwill in the amount of $3,000,000 related to the then anticipated sale of the Company's lighting businesses, CSL Lighting Manufacturing, Inc. ("CSL") and Troy Lighting, Inc. ("Troy"), which were completed during the third quarter of fiscal 2001, and $700,000 of other assets written down to net realizable value. Also contributing to the net loss were significant reserves established against inventory and receivables as well as costs associated with terminating the employment of certain executives of the Company.

      The other significant factor contributing to the Company's net losses for fiscal 2000 were the introduction of two new product brands commencing in the third quarter fiscal 2000. Operating difficulties in connection with this start up enterprise resulted in a net loss of $3,089,000 for the fiscal year 2000. In an effort to reduce its exposure to such expenses, the Company has terminated its plans to introduce these brands. For the six months ended December 31, 2000, these brands had a net loss of $3,535,000 including a charge of $2,530,000 for the estimated cost to liquidate the business. See Note 7 - "Other Matters".

      Including the borrowings of discontinued operations, at December 31 and June 30, 2000, the Company had $32,377,000 and $30,772,000, respectively, of long term debt classified as current liabilities because the Company was not in compliance with certain requirements governing its debt instruments. Included in these amounts are secured convertible notes of $14,735,000 and $15,285,000, respectively, bank lines of credit and revolving loans of $16,041,000 and $13,200,000, respectively, and bank term loans of $1,601,000 and $2,287,000, respectively. The Company obtained a waiver of the default with respect to its bank lines of credit and revolving loans and bank term loans for the fiscal year 2000. The bank lines of credit and revolving loans and bank term loans and secured convertible notes, however, remain in default currently. The nature of the defaults on the credit and revolving loans and bank term loans relate to financial covenants. The nature of the defaults on the notes relate to the failure of certain securities to be covered by an effective registration statement by September 30, 2000, the de-listing of the Company's securities from the Nasdaq SmallCap Market and the failure to pay approximately $506,000 in accrued interest as of December 31, 2000. In part, these defaults were caused by the timing and effort necessary to have the Company's Registration Statement declared effective and the decrease in the Company's stock price. On February 5, 2001, Limeridge LLC ("Limeridge"), formally notified the Company of its default and requested acceleration with respect to approximately $12.9 million principal amount of secured convertible notes, plus accrued interest and penalties. The Company is attempting to negotiate an amendment and waiver from Limeridge relating to the requirements of its debt instrument.

      The Company is aggressively pursuing additional short-term mezzanine financing from alternative sources to improve its liquidity and capital resources.

2. Discontinued Operations

      In an effort to generate cash needed to reduce the Company's high interest rate debt and maximize shareholder value, during the second quarter of fiscal 2001, the Company's Board of Directors adopted a formal plan to sell various businesses including, without limitation, Petals, Inc. ("Petals"), Stylecraft Lamps, Inc. ("Stylecraft"), Habitat Solutions, Inc. ("Habitat Solutions") and the West Coast operations. Following the contemplated transactions, the Company's business will primarily consist of its APF Master Framemakers division located in Mt. Vernon, New York. The Company retained DN Partners, an investment banking firm, to assist in the sale of the various businesses. The West Coast is comprised of the operations of Troy, CSL, Windsor Art, Inc. ("Windsor") and Vanguard Studios, Inc. ("Vanguard"), which was merged into Windsor as of June 30, 2000, and Decor. Habitat Solutions is comprised of Concepts 4, Inc. ("Concepts 4") and Model Home. The Company's lighting products are sold by CSL, Troy and Stylecraft, its silk floral and tree products are sold by Petals, its architectural and design services are provided by Habitat Solutions and its wall decor products are sold by Windsor and Decor.

      On February 2, 2001, the Company completed the sales of assets of Troy and CSL, which businesses were part of the West Coast operations. The aggregate purchase prices consisted of $1.2 million in cash and the assumption of approximately $1.7 million of liabilities. The entire proceeds from these transactions were used to reduce outstanding debt owed to Foothill. The estimated loss on this transaction is approximately $4,500,000.

      On January 26, 2001, the Company entered into an agreement with the former shareholders of Model Home Interiors, Inc. ("Model Home") to sell all of the capital stock of Model Home, which is part of the Habitat Solutions operations, to the former shareholders. The purchase price consists of approximately $2.4 million in cash for the repayment of outstanding Foothill borrowings and the forgiveness of approximate $2.4 million of intercompany receivables due to Interiors and other consolidated operations. In addition, 4,842,003 Class A Shares will be returned to the Company. Pursuant to the agreement, the Company has also retained a call on the shares of Model Home for approximately $3.0 million until October 24, 2001; provided that the contemporaneously with exercising the call, the Company assigns the right to acquire Model Home to an unaffiliated third party. The entire proceeds from this transaction will be used to reduce outstanding debt owed to Foothill. The sale is expected to close in March 2001. The anticipated loss in this transaction is estimated to be approximately $.2 million.

      The sales of Petals, Stylecraft and the remaining operations of Habitat Solutions and the West Coast operations are expected to be completed by the end of fiscal 2001 or the early part of fiscal 2002. The disposal of these businesses are currently anticipated to result in an aggregate net gain and net proceeds, which will be used, in part, to repay outstanding borrowings. Therefore, in accordance with EITF 85-36 "Discontinued Operations with Expected Gain and Interim Losses," the anticipated losses incurred on the sales of certain businesses will be deferred and recorded when the net gains on the sales of other businesses are realized. The results of operations for the businesses to be disposed of have been shown as discontinued operations in the accompanying financial statements and are summarized as follows:

                                                                  (amounts in thousands)
                                   -------------------------------------------------------------------------------------
                                                                                 Habitat
6 Months Ended 12/31/00             Stylecraft       Petals      West Coast     Solutions        Other          Total
                                   ------------    ----------   -----------    -----------    -----------   ------------
Net sales .....................     $ 25,782        $27,657       $18,823        $14,003         $ (417)      $ 85,848
Gross profit ..................        6,608         16,757         6,405          6,380             --         36,150
Interest expense ..............          354             74           556             97          3,984          5,065
Depreciation/amortization .....           96            307           421            941            306          2,071
Amortization of goodwill ......           60             73           183            100             --            416

                                                                                 Habitat
6 Months Ended 12/31/99             Stylecraft       Petals      West Coast     Solutions        Other          Total
                                   ------------    ----------   -----------    -----------    -----------   ------------
Net sales .....................     $ 20,221        $24,758       $24,116        $ 6,524         $   --       $ 75,619
Gross profit ..................        5,341         15,194         6,867          3,360             --         30,762
Interest expense ..............          218             48           535            117          1,192          2,110
Depreciation/amortization .....           48            276           124            882            314          1,742
Amortization of goodwill ......           66             66           260             16             --            408

                                                                                 Habitat
3 Months Ended 12/31/00             Stylecraft       Petals      West Coast     Solutions        Other          Total
                                   ------------    ----------   -----------    -----------    -----------   ------------
Net sales .....................     $ 13,722        $18,774        $8,866        $ 5,466         $ (327)      $ 46,501
Gross profit ..................        3,471         11,909         2,849          2,491             --         20,720
Interest expense ..............          147             39           297             55          2,665          3,203
Depreciation/amortization .....           74            164           142            461            230          1,071
Amortization of goodwill ......           26             38            44             27             --            135

                                                                                 Habitat
3 Months Ended 12/31/99             Stylecraft       Petals      West Coast     Solutions        Other          Total
                                   -----------     ----------   -----------    -----------    -----------    -----------
Net sales .....................     $ 10,491        $16,791       $11,292        $ 3,099         $   --       $ 41,673
Gross profit ..................        2,752         10,676         2,859          1,590             --         17,877
Interest expense ..............           90             28           148             61          1,108          1,435
Depreciation/amortization .....           24            138            62            641             96            961
Amortization of goodwill ......           33             33           130              8             --            204

      Revenues for the businesses presented above are from external sales. Inter-segment sales totaled $417 and $327 for the three and six month periods ended December 31, 2000 and is reported under the other category. Inter-segment sales were not significant for any business. There were no inter-segment sales for the three and six-month periods ended December 31, 1999.

      Also reported under the other category is the interest expense and default penalty under the Limeridge and Endeavor note as well as the depreciation expense on the computer system that was being implemented.

      Depreciation and amortization assigned to the businesses represents the amounts applicable to fixed assets and other intangible assets, excluding goodwill, which is presented separately.

      Net assets of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2000 and June 30, 2000 are comprised of the following:

                                                                     (amounts in thousands)
                                                               ----------------------------------
                                                                     12/31/00        6/30/00
                                                               ----------------    --------------
      Current assets .........................................      $  45,959       $   45,923
      Property, plant and equipment, net .....................         12,303           12,667
      Goodwill, net ..........................................         37,525           37,748
      Other assets ...........................................          2,220            2,241
      Notes  payable and current  maturities  of long-term
        debt .................................................        (28,190)         (32,433)
      Other current liabilities ..............................        (34,069)         (28,420)
      Long-term debt .........................................         (3,090)          (3,326)
      Other non current liabilities ..........................         (2,454)          (3,974)
                                                               ----------------    --------------
      Net assets of discontinued operations held for sale ....      $  30,053        $  30,426
                                                               ================    ==============

      Included in notes payable and current maturities of long term debt is borrowings, as of December 31, 2000 and June 30, 2000 applicable to discontinued operations, under the Foothill loan agreement totaling $12,644,000 and $16,394,000, respectively; Limeridge and Endeavor secured convertible notes of $14,735,000 and $15,285,000, respectively; and the current portion of capital leases and other loans.

      The borrowings under the Foothill loan agreement of $12,644,000 and $16,395,000 as of December 31, 2000 and June 30, 2000, respectively, are comprised of borrowings under the bank line of credit and revolving loans of $9,671,000 and $12,736,000, respectively, and bank term loans of $2,973,000 and $3,659,000, respectively. These borrowings and the Limeridge and Endeavor secured convertible notes were classified as current as a result of the Company not being in compliance with certain requirements governing these agreements. See Note 1.

      The Limeridge and Endeavor secured convertible notes represent funds that the Company had originally received from the issuance of Series C Convertible Redeemable Preferred Stock. The funds were used in the acquisitions of Stylecraft and CSL. The Series C preferred stock was subsequently exchanged for secured convertible notes. At the time of exchange, an additional $7,200,000 secured convertible notes were issued. These additional funds were used for the financing of the West Coast operations and in the Concepts 4 acquisition.

      Included in long term debt of $3,090,000 and $3,326,000 as of December 31, 2000 and June 30, 2000, respectively, is the 8.97% Bank of America mortgage loan of $2,273,000 and $2,300,000, respectively, and capital lease and other obligations.

3. Debt.

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

      In June 2000, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement (the "Foothill Agreement") pursuant to which Foothill agreed to make revolving credit loans and advances based on agreed upon percentages of eligible accounts receivable and inventory of Artisan House, Inc., CSL, Model Home, Petals, Stylecraft, Troy, Vanguard and Windsor (collectively with Interiors, the "Borrowers"). The credit facility is a combination of revolving loans and two thirty-two (32) month term loans. As of December 31, 2000 and June 30, 2000, total borrowings were $19,014,000 and $16,859,000, respectively, of which $16,041,000 and $13,200,000, respectively, represented borrowings under the revolving loans and $2,973,000 and $3,659,000, respectively, represented the borrowing under the term loans. The interest rates on the revolving loans are prime plus 1.25% and on the term loans is prime plus 1.50%. At December 31, 2000 and June 30, 2000, the prime rate was 9.50% announced by Wells Fargo Bank. Borrowings under the credit facility are secured by substantially all the assets of the Company, including accounts receivable and inventory. The credit facility contains financial and other covenants, including minimum net worth, and earnings before interest, income taxes and depreciation and amortization. The Company received a waiver from Foothill for defaults relating to its fiscal 2000 financial results. The credit facility, however, is in default currently and included in current liabilities in the accompanying financial statements because Foothill has the right to accelerate this obligation in the event of default.

4. Stockholders' Equity.

      On October 11, 2000, the Company issued to Limeridge LLC 1,747,565 Class A Shares upon conversion of $550,000 principal amount of the Limeridge Note.

      On October 12, 2000, Seaside Partners, L.P. exercised the Series B Warrant resulting in the issuance of 2,000,000 Class A Shares at $0.75 per share. The exercise price of $1,500,000 was paid by the return to the Company of 150,000 Series B Preferred Shares held by Seaside. Seaside also converted its remaining 50,000 Series B Preferred Shares having a liquidation value of $500,000 and $213,485 in accrued dividends through October 11, 2000 into 303,610 Class A Shares at $2.35 per share. In addition, the Seaside note in the amount of $1,000,000 principal amount and $9,863 in accrued interest through June 30, 2000 were converted into 4,039,452 Class A Shares at $0.25 per share. Until March 31, 2001, Seaside had agreed not to sell, transfer, pledge, hypothecate or otherwise convey these Class A Shares. In addition, Seaside has agreed to vote such shares in support of the election of the nominees of Board of Directors as long as Seaside Partners holds these Class A Shares.

      On October 12, 2000, the Company and the former shareholders of Concepts 4 amended the terms of the purchase agreement pursuant to which the Company acquired all of the common stock of Concepts 4. Pursuant to the amended terms, the Company paid the former shareholders $3,388,000 during the second quarter of 2000. The Company also has purchase price obligations consisting of (a) a cash payment of $770,000 payable on December 15, 2000, (b) a cash payment of $1,218,000 payable on December 15, 2001, (c) a cash payment of $1,218,000 payable on December 15, 2002, and (e) a cash payment of $1,007,289 payable on March 10, 2003. Pursuant to the transaction, the Company also agreed to pay the former shareholders up to $4,500,000 upon the attainment of certain earnings goals by the Company. The amount, if any, will be determined by the earnings of the Concepts 4 for the fiscal years 2000, 2001 and 2002. All purchase price obligations of the Company can be satisfied by the delivery of twelve month promissory notes bearing interest at 8% per annum and all earnout obligations can be satisfied by the delivery of eighteen month promissory notes bearing interest at 8% per annum. The December 15, 2000 payment of $770,000 was satisfied by the issuance of a promissory note to the former shareholders of Concepts 4.

      Due to a decrease in the price of the Class A Shares, during the first quarter and second quarter of fiscal 2001, the Company deposited an additional 3,164,321 and 2,454,123 Class A Shares, respectively, into an escrow account established to secure future purchase price and earnout obligations in connection with the Company's acquisition of Concepts 4, Inc. ("Concepts 4"). During the second quarter of fiscal 2001, the Company repurchased 7,545,886 shares previously issued to the former owners of Concepts 4 as part of the original purchase price for $3,388,000. As of December 31, 2000, there were 9,999,999 Class A Shares held in this escrow account as collateral for future earnouts that would be payable under the original acquisition agreement.

      Due to a decrease in the price of the Class A Shares, during the first quarter and second quarter of fiscal 2001, the Company deposited an additional 2,915,951 and 2,419,100 Class A Shares, respectively, into an escrow account established to secure purchase price and future earnout obligations in connection with the Company's acquisition of Model Homes Interiors, Inc. ("Model Home"). In October 2000, the Company released 4,842,003 Class A Shares from the escrow account. As of December 31, 2000, there were 2,419,100 Class A Shares held in the escrow account.

      In July 1999, the former shareholders of Troy agreed to sell 650,000 Class A Shares (the "Troy Merger Shares") obtained from the Company to Dominion Capital Fund, Ltd., Dominion Investment Fund, LLC and Sovereign Partners, L.P. (collectively, the "Troy Purchasers") for $1,000,000. Since the Troy Merger Shares were worth less $1,150,000 based on the sixty-day average of the Class A Shares following January 25, 2000, the Company must either pay cash or issue additional Class A Shares to the Troy Purchasers in the amount of the shortfall. The determination to pay shares or issue stock is based upon, among other things, the price of the Class A Shares and the liquidity needs of the Company at the time of payment. On December 7, 2000, the Company issued 2,000,000 shares to the Troy Purchasers in satisfaction $300,000 of such shortfall. The parties have agreed that the remaining balance is $200,739.

5. Earnings (Loss) Per Share.

      Set forth below is reconciliation between the numerators and denominators of the basic and diluted earning per share computations for the Company's net earnings for the three and six-month periods ended December 31, 2000 and 1999, respectively.

                                                                            (amounts in thousands
                                                                            except per share data)
                                                             --------------------------------------------------
                                                               Three Months Ended           Six Months Ended
                                                                  December 31,                December 31,
                                                             ----------------------      ----------------------
                                                               2000          1999          2000          1999
                                                             --------      --------      --------      --------
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations ...............     $ (4,860)     $ (2,440)     $ (6,605)     $ (3,157)
Less:
Dividends on non-convertible preferred stock ...........          (32)         (122)         (175)         (307)
Accreted preferred dividends ...........................           --          (500)           --        (1,000)
                                                             --------      --------      --------      --------
(Loss) income from continued operations applicable to
common stock ...........................................       (4,892)       (3,062)       (6,780)       (4,464)
(Loss) income from discontinued operations .............          508           625         1,422         1,512
                                                             --------      --------      --------      --------
                                                             $ (4,384)     $ (2,437)     $ (5,358)     $ (2,952)
                                                             ========      ========      ========      ========
Denominator for basic earnings per share:

Weighted average shares common shares outstanding
used in the computation of per share earnings ..........       46,825        34,329        44,357        33,830
                                                             --------      --------      --------      --------
Weighted Average shares outstanding - basic ............       46,825        34,329        44,357        33,830
                                                             ========      ========      ========      ========
Denominator for diluted earnings per share:
Weighted Average shares outstanding - diluted ..........       46,825        34,329        44,357        33,830
                                                             --------      --------      --------      --------
Weighted Average shares outstanding - diluted ..........       46,825        34,329        44,357        33,830
                                                             --------      --------      --------      --------

Earnings (loss) income per share:
Basic:
Continuing .............................................     $   (.10)     $   (.09)     $   (.15)     $   (.13)
Discontinued ...........................................          .01           .02           .03           .04
                                                             --------      --------      --------      --------

    Net ................................................     $   (.09)     $   (.07)     $   (.12)     $   (.09)
                                                             ========      ========      ========      ========
Diluted:
Continuing .............................................     $   (.10)     $   (.09)     $   (.15)     $   (.13)
Discontinued ...........................................          .01           .02           .03           .04
                                                             --------      --------      --------      --------
    Net ................................................     $   (.09)     $   (.07)     $   (.12)     $    .09
                                                             ========      ========      ========      ========

      The conversion of 818,817 Series A Preferred Shares was not included for computation purposes because the effect of such conversion would be antidilutive. In addition, the conversion and exercise of 200,000 Series B Preferred Shares, which were converted in Class A Shares during the second quarter of fiscal 2001, and options on approximately 4.5 million Class A Shares, were not included for computation purposes because the effect of such conversion and exercise would be antidilutive

      As of December 31, 2000, there were 2,419,100 Class A Shares in escrow to secure future earnout obligations owed to former shareholders of Model Homes, Inc. which were not included in the earnings per share calculation since there shares are considered only as collateral.

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings per share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. For purposes of this calculation, common shares include both Class A Common Stock, par value $.001 per share ("Class A Shares"), and Class B Common Stock, par value $.001 per share, of the Company. Net earnings per diluted share amounts ("diluted EPS") were computed assuming there was no potential dilution from the exercise of outstanding stock options, warrants and other securities since the exercise price was higher than the market price. All periods presented include a deduction for the dividend requirement of the Company's 10% Series A Cumulative Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Shares"), Series B Preferred Stock, par value $.01 per share ("Series B Preferred Shares"), and Series C Preferred Stock, par value $.01 per share ("Series C Preferred Shares"). All of the Series C Preferred Shares were redeemed by June 30, 2000. All of the Series B Preferred Shares were converted into Class A Shares during the second quarter of fiscal 2001.

6. Supplemental Cash Flow Information.

      Supplemental cash flow information relating to continuing operations, is as follows:

                                                                                    (amounts in thousands)
                                                                                      -----------------
                                                                                       Six Months ended
                                                                                         December 31,
                                                                                      -----------------
                                                                                       2000       1999
                                                                                      ------     ------
Cash paid during the period for:
    Interest ....................................................................     $  709     $  674
    Taxes .......................................................................          7         --
Non-Cash Financial Activities:
    Conversion of Series A Preferred Stock to Class A Common Stock ..............         --          1
    Stock issuance per employment agreement .....................................         --         75
    Common Stock issued for preferred dividends .................................         --        192
    Dividend accrual and accretion of dividends on preferred shares .............        175      1,307

Supplemental disclosure of non cash items from investing and financing activities:
    Issuance of additional Class A common stock in connection with
    the Concepts 4 and Model Homes acquisitions .................................          5         --

    Repurchase of common stock in connection with Concepts 4 amended agreement ..      2,729         --
    Seaside partners exercise of warrants, conversion of Series B Preferred
       shares and conversion of debt ............................................      1,223         --
    Issuance of warrant in connection with convertible debentures ...............         --        278
    Partial conversion of Limeridge and Endeavor debt into Class A Shares .......        550
    Class A common shares issued in partial settlement of liability for shares
       issued in Troy acquisition ...............................................        300         --

Cash flow information related to discontinued operations, is as follows:

                                                                            (amounts in thousands)
                                                                               Six Months Ended
                                                                                 December 31,
                                                                             --------------------
                                                                              2000         1999
                                                                             -------      -------
Net cash used in discontinued operations:
   Net income from discontinued operations .............................     $ 1,422      $ 1,512
Adjustments to reconcile net income from discontinuing
   operations to net cash used in discontinuing operating activities:
   Depreciation and amortization .......................................       2,487        2,150
   Net book value of property disposed .................................         686          755
   Reserve for restructuring ...........................................          --         (264)
   Reserve for Inventory ...............................................          --           51
   Net proceeds from issuance of debt ..................................          --        8,758
   Provision for losses on accounts receivable .........................       1,730           --
Changes in Assets and Liabilities:
   Increase in accounts receivable .....................................      (2,257)      (1,306)
   Increase in inventories .............................................      (1,827)      (1,757)
   Decrease in prepaid expense and other assets ........................       1,628          485
   Increase (decrease) in accounts payable and accrued expenses ........       4,255         (961)
   Capital expenditures ................................................      (2,456)      (2,223)
   Repayment of Foothill revolving loans ...............................      (3,065)          --
   Repayment of debt and capital lease obligations .....................        (863)      (2,996)
                                                                             -------      -------
Net cash provided by discontinued activities: ..........................     $ 1,740      $ 4,204
                                                                             =======      =======

                                                                            (amounts in thousands)
                                                                               Six Months Ended
                                                                                 December 31,
                                                                             --------------------
                                                                              2000         1999
                                                                             -------      -------
Non-Cash Financial Activities:
    Conversion of Series C Preferred stock to Limeridge and
    Endeavor convertible notes ..........................................      --         $ 6,527
Supplemental Disclosure of Cash Flows Related to Acquisition:
    Fair value of assets acquired, excluding cash .......................      --           3,501
    Issuance of additional Limeridge convertible notes payable ..........      --          (7,036)
    Payments in connection with acquisitions, net of cash acquired ......      --           1,458
    Liabilities assumed .................................................      --           9,917
Supplemental disclosure of non cash items from investing and financing activities:
    Issuance of debt in connection with acquisitions ....................      --           7,036

7. Other Matters.

      During the quarter ended December 31, 2000, the Company recorded a charge of $2,530,000 related to the estimated cost of liquidating two of the Company's brands. The charge is comprised the Company's write-down of accounts receivable of $634,000, a write-down of inventory of $733,000, a write-down of leasehold improvements of $100,000 and an estimated accrual for other costs in winding down the operations of $1,063,000. The write down of inventory of $733,000 was recorded in cost of goods sold and the other charges totaling $1,797,000 was recorded in selling, general and administrative expenses.

8. Restatement.

      As reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, the operating results for the three and six-month periods ended December 31, 1999 were restated and reduced by approximately $315,000 and $981,000, respectively, from the amounts previously reported for these periods. Of these amounts, $43,000 and $436,000, respectively, were related to continuing operations and $272,000 and $545,000, respectively, were related to discontinued operations. The restatements increased costs and expenses related to higher expense accruals, accounts receivable reserves and acquisition related adjustments.

9. Subsequent Events.

      On January 11, 2000, the Board of Directors authorized the creation of 2,000 shares of a new class of preferred stock designated Series E Convertible Preferred Stock ("Series E Preferred Shares"). Each Series E Preferred Share has a liquidation value of $1,000, is entitled to receive a 9% quarterly dividend and convertible into 3,333 Class B Shares if such shares are available for issuance. Until such time as the Company pays all accrued dividends on the Series E Preferred Shares, each Series E Preferred Share is entitled to five votes for each Class B Share into which it could have been converted if such shares were available for issuance.

      On January 16, 2000, the Company issued 1,000 Series E Preferred Shares to Laurie Munn, wife of Max Munn, the Company's Chief Executive Officer, in exchange for $500,000 cash and a promissory note in the amount of $500,000 (the "Series E Note"). The Series E Note is secured by the 1,000 Series E Preferred Shares, accrues interest at 11% per annum, which is payable at maturity, and matures on January 16, 2004. In addition, Mr. and Mrs. Munn agreed to guarantee up to $3.0 million of accounts payable owed by one of the Company's subsidiaries, Stylecraft Lamps, Inc. ("Stylecraft") The Company also agreed to subordinate its security interest in the 1,000 Series E Preferred Shares behind a security interest securing a $250,000 promissory note of Mrs. Munn executed in favor of Jimmy Webster, the Chief Executive Officer of Stylecraft. The Company also subordinated to Jimmy Webster its security interest in 2,445,000 Class B Shares owned by Mrs. Munn, which shares secure the Consolidated Promissory Note due November 1, 2005 in favor of the Company in the principal amount of $2,504,000 and accruing interest at 6.5%, which is payable at maturity (the "Munn Consolidated Note").

      On January 26, 2001, the Company entered into an agreement with the former shareholders of Model Home to sell them all of the capital stock of Model Home. On February 2, 2001, the Company completed the sales of assets of Troy and CSL. See Note 2. "Discontinued Operations."

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

      Interiors' goal was to become the premier, national single-source provider of decorative accessories to the home furnishings industry. To achieve this goal, Interiors began consolidating the highly fragmented decorative accessories industry by acquiring established manufacturers of decorative accessories. Interiors intended to integrate and optimize the operations of acquired companies by consolidating into regional operating units with centralized management, which the Company believed would lead to better product design and greater efficiency in manufacturing, shipping and inventory management, resulting in increased sales. As a result of the Company's inability to integrate its operations and the cost of high interest debt that was necessary to finance the Company's aggressive acquisition strategy, the Company incurred significant losses during the last two fiscal years.

Discontinued Operations

            In an effort to generate cash needed to reduce the Company's high interest rate debt and maximize shareholder value, during the second quarter of fiscal 2001, the Company's Board of Directors adopted a formal plan to sell substantially all its businesses including, Petals, Stylecraft, Habitat Solutions and the West Coast operations, to reduce its high interest rate debt and maximize shareholder. Following the contemplated transactions, the Company's business will primarily consist of its APF Master Framemakers division located in Mt. Vernon, New York. The Company retained DN Partners, an investment banking firm, to assist in the sale of the various businesses. The West Coast is comprised of the operations of Troy, CSL, Windsor Art, Inc. ("Windsor"), Vanguard Studios, Inc. ("Vanguard"), which was merged into Windsor during the quarter ended December 31, 2000, and Decor. Habitat Solutions is comprised of Concepts 4 and Model Home. The Company's lighting products are sold by CSL, Troy and Stylecraft, its silk floral and tree products are sold by Petals, its architectural and design services are provided by Habitat Solutions and its wall decor products are sold by Windsor and Decor.

            On February 2, 2001, the Company completed the sales of assets of Troy and CSL, which businesses were part of the West Coast operations. The aggregate purchase prices consisted of $1.2 million in cash and the assumption of approximately $1.7 million of liabilities. The entire proceeds from these transactions were used to reduce outstanding debt owed to Foothill. The estimated loss on this transaction is approximately $4,500,000. The anticipated loss on the sale of Model Home is estimated to be approximately $200,000.

            On January 26, 2001, the Company entered into an agreement with the former shareholders of Model Home to sell all of the capital stock of Model Home, which is part of the Habitat Solutions operations, to the former shareholders. The purchase price consists of approximately $2.4 million in cash for the repayment of outstanding Foothill borrowings and the forgiveness of approximate $2.4 million of Intercompany receivables due to interior and other consolidated operations. In addition, 4,842,003 Class A Shares will be returned to the Company. Pursuant to the agreement, the Company has also retained a call on the shares of Model Home for approximately $3.0 million until October 24, 2001; provided that the contemporaneously with exercising the call, the Company assigns the right to acquire Model Home to an unaffiliated third party. The entire proceeds from this transaction will be used to reduce outstanding debt owed to Foothill. The sale is expected to close in March 2001. The anticipated loss in this transaction is estimated to be approximately $.2 million.

            The sales of Petals, Stylecraft and the remaining operations of Habitat Solutions and the West Coast operations are expected to be completed by the end of fiscal 2001 or the early part of fiscal 2002. The disposal of these businesses are currently anticipated to result in an aggregate net gain and net proceeds, which will be used, in part, to repay outstanding borrowings. Therefore, in accordance with EITF 85-36 "Discontinued Operations with Expected Gain and Interim Losses," the anticipated losses incurred on the sales of certain businesses will be deferred and recorded when the net gains on the sales of other businesses are realized. The results of operations for the businesses to be disposed of have been shown as discontinued operations in the accompanying financial statements and are summarized as follows:

                                                                 (amounts in thousands)
                                   ------------------------------------------------------------------------------------
                                                                                Habitat
6 Months Ended 12/31/00            Stylecraft       Petals      West Coast     Solutions        Other          Total
                                   -----------    ----------   -----------    -----------    ----------     -----------
Net sales .......................   $ 25,782       $27,657       $18,823         $14,003       $   (417)     $  85,848
Gross profit ....................      6,608        16,757         6,405           6,380             --         36,150
Interest expense ................        354            74           556              97          3,984          5,065
Depreciation/amortization .......         96           307           421             941            306          2,071
Amortization of goodwill ........         60            73           183             100             --            416

                                                                                Habitat
6 Months Ended 12/31/99            Stylecraft       Petals      West Coast     Solutions        Other          Total
                                   -----------    ----------   -----------    -----------    ----------     -----------
Net sales .......................   $ 20,221       $24,758       $24,116         $ 6,524       $     --      $  75,619
Gross profit ....................      5,341        15,194         6,867           3,360             --         30,762
Interest expense ................        218            48           535             117          1,192          2,110
Depreciation/amortization .......         48           276           124             482            314          1,742
Amortization of goodwill ........         66            66           260              16             --            408

                                                                                Habitat
3 Months Ended 12/31/00            Stylecraft       Petals      West Coast     Solutions        Other          Total
                                   -----------    ----------   -----------    -----------    ----------     -----------
Net sales .......................   $ 13,722       $18,774       $ 8,866         $ 5,466       $   (327)     $  46,501
Gross profit ....................      3,471        11,909         2,849           2,491             --         20,720
Interest expense ................        147            39           297              55          2,665          3,203
Depreciation/amortization .......         74           164           142             461            230          1,071
Amortization of goodwill ........         26            38            44              27             --            135

                                                                                Habitat
3 Months Ended 12/31/99            Stylecraft       Petals      West Coast     Solutions        Other          Total
                                   -----------    ----------   -----------    -----------    ----------     -----------
Net sales .......................   $ 10,491       $16,791       $11,292         $ 3,099       $     --      $  41,673
Gross profit ....................      2,752        10,676         2,859           1,590             --         17,877
Interest expense ................         90            28           148              61          1,108          1,435
Depreciation/amortization .......         24           138            62             641             96            961
Amortization of goodwill ........         33            33           130               8             --            204

      Revenues for the businesses presented above are from external sales. Inter-segment sales totaled $417 and $327 for the three and six month periods ended December 31, 2000 and is reported under the other category. Inter-segment sales were not significant for any business. There were no inter-segment sales for the three and six-month periods ended December 31, 1999.

      Also reported under the other category is the interest expense and default penalty under the Limeridge and Endeavor note as well as the depreciation expense on the computer system that was being implemented.

      Depreciation and amortization assigned to the business units represents amounts applicable to fixed assets and other intangible assets excluding goodwill which is presented separately.

Results of Operations

      During the second quarter of fiscal 2001, the Company's Board of Directors adopted a formal plan to sell substantially all of its subsidiaries and divisions including, without limitation, Petals, Stylecraft, Habitat Solutions and the West Coast operations to reduce its high interest rate debt and maximize shareholder. Following the contemplated transactions, the Company's business will primarily consist of its APF Master Framemakers division located in Mt. Vernon, New York. The results of operations presented below exclude the performance of Petals, Stylecraft, Habitat Solutions and the West Coast operations because these businesses are being presented as discontinued operations in the accompanying financial statements.

Comparison of Three Months Ended December 31, 2000 and 1999

      Net sales for the three months ended December 31, 2000 were $3,011,000 as compared to $2,008,000 for the same period in 1999, an increase of $1,003,000. This increase in net sales was primarily due to three months ended December 31, 2000 included sales of rugs and accessories of $1,071,000 with no similar business in the comparable period of the prior year.

      Cost of goods sold for the three months ended December 31, 2000 increased to $2,973,000 from $1,164,000 for the same period in 1999, an increase of $1,809,000, which includes $733,000 related to the write down of the rugs and accessory inventory. Cost of goods sold includes the costs directly related to the recognition of the Company's net sales. The increase in cost of goods sold was primarily due to the rugs and accessory business. As a percentage of net sales, excluding the $733,000 inventory write down charge, cost of goods sold for the three months ended December 31, 2000 increased to 74.4% from 58.0% for the same period of the prior year. The decrease in profit margin resulted primarily from the lower margin rug and accessory business.

      Selling, general and administrative expenses for the three months ended December 31, 2000 includes $1,797,000 representing the estimated write off to liquidate the rug and accessory business. For the three months ended December 31, 1999, $426,000 related to an asset impairment was recorded. Excluding these non recurring charges selling, general and administrative expense, decreased slightly to $2,312,000 for the three months ended December 31, 2000 as compared to $2,359,000 for the same period in 1999. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales.

      Interest expense applicable to continuing operations increased to $782,000 for the three months ended December 31, 2000 from $499,000 for the same period in 1999 principally due to the increased borrowings and higher interest rates. The increased borrowings were primarily related to the funding of higher corporate expenses and the rugs and accessory businesses.

Comparison of Six Months Ended December 31, 2000 and 1999

      Net sales for the six months ended December 31, 2000 were $5,078,000 as compared to $3,702,000 for the same period in 1999, an increase of $1,376,000. This increase in net sales was primarily due to the six months ended December 2000 included sales of rugs and accessories of $1,574,000 with no similar business in the comparable period of the prior year.

      Cost of goods sold for the six months ended December 31, 2000 increased to $4,132,000 from $2,148,000 for the same period in 1999, an increase of $1,984,000, which includes $733,000 related to the write down of the rug and accessory inventory. Cost of goods sold includes the costs directly related to the recognition of the Company's net sales. The increase in cost of goods sold was primarily due to the rugs and accessory business. As a percentage of net sales, excluding the $733,000 inventory write down charge, cost of goods sold for the six month period ended December 31, 2000 increased to 66.9% from 58.0% for the same period of the prior year. The decrease in profit margin resulted primarily due to the lower margin rug and accessory business.

      Selling, general and administrative expenses include $1,797,000 representing the estimated write off to liquidate the rug and accessory business. For the six months ended December 31, 1999, a charge of $153,000 related to an asset impairment was recorded. Excluding these non recurring charges, selling, general and administrative expense increased to $4,443,000 for the six months ended December 31, 2000 as compared to $3,889,000 for the same period in 1999, an increase of $545,000. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales. The increase in general and administrative expenses was primarily due to the higher expense incurred as a result of the rug and accessory business.

      Interest expense increased to $1,304,000 for the six months ended December 31, 2000 from $660,000 for the same period in 1999 principally due to increased borrowings and higher interest rates. The increased borrowings were primarily related to the funding of higher corporate expenses and the rug and accessory businesses.

Liquidity and Capital Resources

      The accompanying consolidated financial statements included in this Form 10-Q for the quarter ended December 31, 2000 have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities as discussed below and in Note 2 "Discontinued Operations" to accompanying financial statements. As reported in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, the Company had net losses of $18,581,000 and $8,024,000 for the fiscal years ended June 30, 2000 and 1999, respectively. The Company also had negative operating cash flows of $4,294,000, $367,000 and $338,000 for the years ended June 30, 2000, 1999 and 1998, respectively. In addition, as discussed below, the Company classified a significant portion of its long term debt as current liabilities because of its failure to meet certain requirements contained in the agreements governing its debt instruments. These factors, as well as those discussed elsewhere herein, raise substantial doubt about the Company's ability to continue as a going concern.

      Including the results of discontinued operations, at December 31 and June 30, 2000, the Company had $32,377,000 and $30,772,000, respectively, of long term debt classified as current liabilities because the Company was not in compliance with certain requirements governing its debt instruments. Included in these amounts are secured convertible notes of $14,735,000 and $15,285,000, respectively, bank lines of credit and revolving loans of $16,041,000 and $13,200,000, respectively, and bank term loans of $1,601,000 and $2,287,000, respectively. The Company obtained a waiver of the default with respect to its bank lines of credit and revolving loans and bank term loans for the fiscal year 2000. The bank lines of credit and revolving loans and bank term loans and secured convertible notes, however, remain in default currently. The nature of the defaults on the credit and revolving loans and bank term loans relate to financial covenants. The nature of the defaults on the notes relate to the failure of certain securities to be covered by an effective registration statement by September 30, 2000, the de-listing of the Company's securities from the Nasdaq SmallCap Market and the failure to pay approximately $1,035,000 in accrued interest as of December 31, 2000. In part, these defaults were caused by the timing and effort necessary to have the Company's Registration Statement declared effective and the decrease in the Company's stock price. On February 5, 2001, Limeridge LLC ("Limeridge"), formally notified the Company of its default and requested acceleration with respect to approximately $12.9 million principal amount of secured convertible notes, plus accrued interest and penalties. The Company is attempting to negotiate an amendment and waiver from Limeridge relating to the requirements of its debt instrument.

      In an effort to generate cash needed to cure the Company's defaults, reduce its high interest rate debt and maximize shareholder value, the Company hired DN Partners, an investment banking firm, to act as a financial advisor to assist the Board of Directors in the implementation of a formal plan to divest the Company of substantially all of its businesses, except for its APF Master Framemakers division ("APF"). See Note 2 "Discontinued Operations" to the accompanying financial statements. The Company's ability to generate cash proceeds will be materially effected by the order and timing of the sales of its businesses. The Company is also aggressively pursuing additional short-term mezzanine financing by finding alternative financing sources.

      Since the beginning of the fiscal year, the Company has primarily used its cash to support operating activities and for capital expenditures. The Company's primary sources of cash during this period have been borrowings under the Foothill revolving loan agreement and from operations. At December 31, 2000, the Company had working capital of $16,910,000. Included in current assets as of December 31, 2000 of $39,446,000 is net assets held for disposition of $34,368,000. Excluding the net assets held for disposition, the Company had a working capital deficit of $17,458,000.

      Net cash used in continuing operating activities during the six months ended December 31, 2000 and 1999 was $4,412,000 and $3,443,000, respectively. The higher net cash usage during the six months ended December 31, 2000 compared to the same period of 1999, is principally due to the increases in net loss and an increase in receivables. The six months ended December 31, 2000 had a net loss of $6,605,000 compared to net loss of $3,157,000 for the comparable period of 1999. The net loss for the six months ended December 31, 2000 included a non cash charge of $2,530,000 related to the write down of the rug and accessory businesses.

      Net cash used in investing activities during the six months ended December 31, 2000 and 1999 was $204,000 and $164,000, respectively, for capital expenditures.

      Net cash provided by (used in) financing activities during the six months ended December 31, 2000 was $3,005,000 primarily representing borrowings to fund continuing operations and for the repurchase of shares from the former owners of Concepts 4 and debt repayment.

      On October 12, 2000, the Company and the former shareholders of Concepts 4 amended the terms of the purchase agreement pursuant to which the Company acquired all of the common stock of Concepts 4. Pursuant to the amended terms, the Company paid the former shareholders $3,388,000 during the second quarter of 2000. The Company also has purchase price obligations consisting of (a) a cash payment of $770,000 payable on December 15, 2000, (b) a cash payment of $1,218,000 payable on December 15, 2001, (c) a cash payment of $1,218,000 payable on December 15, 2002, and (e) a cash payment of $1,007,289 payable on March 10, 2003. Pursuant to the transaction, the Company also agreed to pay the former shareholders up to $4,500,000 upon the attainment of certain earnings goals by the Company. The amount, if any, will be determined by the earnings of Concepts 4 for the fiscal years 2000, 2001 and 2002. All purchase price obligations of the Company can be satisfied by the delivery of twelve month promissory notes bearing interest at 8% per annum and all earnout obligations can be satisfied by the delivery of eighteen month promissory notes bearing interest at 8% per annum. The December 15, 2000 payment of $770,000 was satisfied by the issuance of a promissory note to the former shareholders of Concepts 4.

      The Company has also agreed to maintain an escrow account containing Class A Shares in an amount sufficient to satisfy all purchase price and earnout obligations relating to Concepts 4 as they become due under the terms of the transaction. The former shareholders have agreed to vote such shares in support of the election of the nominees of Board of Directors as long as the Company is not in default under the amended purchase agreements. As of December 31, 2000, there was an aggregate of 9,999,999 Class A Shares held in the escrow account. The former shareholders have the option of removing Class A Shares from the escrow account in an amount necessary to satisfy any outstanding purchase price obligations or promissory notes delivered in connection therewith. In addition, the Company had delivered 2,454,123 Class A Shares into the escrow account to secure future earnout obligations owed to the former shareholders of Concepts 4.

      On October 11, 2000, the Company issued to Limeridge LLC 1,747,565 Class A Shares upon conversion of $550,000 principal amount of the Limeridge Note.

      In October 2000, the Company released an aggregate of 4,842,003 Class A Shares from the escrow established in connection with the Company's acquisition of Model Home. On November 3, 2000, the Company deposited an additional 2,419,100 shares into the escrow to secure future earnout obligations owed to the former shareholders of Model Home. As of December 31, 2000, there was an aggregate of 2,419,100 Class A Shares held in the escrow account.

      In July 1999, the former shareholders of Troy agreed to sell 650,000 Class A Shares (the "Troy Merger Shares") obtained from the Company to Dominion Capital Fund, Ltd., Dominion Investment Fund, LLC and Sovereign Partners, L.P. (collectively, the "Troy Purchasers") for $1,000,000. Since the Troy Merger Shares were worth less $1,150,000 based on the sixty-day average of the Class A Shares following January 25, 2000, the Company must either pay cash or issue additional Class A Shares to the Troy Purchasers in the amount of the shortfall. The determination to pay shares or issue stock is based upon, among other things, the price of the Class A Shares and the liquidity needs of the Company at the time of payment. On December 7, 2000, the Company issued 2,000,000 shares to the Troy Purchasers in satisfaction $300,000 of such shortfall. The parties have agreed that the remaining balance is $200,739.

      The Company believes that it will complete its plan to discontinue certain of its operations within one year and that the ability of the continuing subsidiaries to operate as a going concern is dependant upon the successful completion of that plan.

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

      In particular, the Company has adopted a formal plan to sell substantially all of its assets and anticipates that such transactions in the aggregate will result in a net gain and net proceeds to the Company. The ability of the Company to achieve these results are dependent on numerous factors beyond the control of the Company, including without limitation, the marketability of the Company's subsidiaries and divisions, other comparable assets being offered by other sellers, interest rates, the Company's ability to find willing buyers, the capital markets, the continued performance of the Company's subsidiaries and divisions, and the Company's defaults under senior debt instruments and lack of capital resources needed to accomplish such sales.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

      On January 11, 2001, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the former shareholders of Model Home Interiors, Inc. ("Model Home"), a wholly owned subsidiary of the Company acquired in February 1999. The complaint alleges that the Company breached the purchase agreement related to the acquisition of Model Home by failing to deliver Class A Shares to the former shareholders in a timely fashion. The former shareholders are seeking damages in the amount of $1,899,034.

      In an effort to resolve this litigation, on January 26, 2001, the Company entered into an agreement with the former shareholders of Model Home to sell all of the capital stock of Model Home to the former shareholders. The purchase price consists of approximately $2,400,000 in cash for the repayment of outstanding Foothill borrowings and the forgiveness of $2,400,000 of Intercompany receivables. In addition, 4,842,003 Class A Shares will be returned to the Company. Pursuant to the agreement the Company has retained a call on the shares of Model Home for approximately $3.0 million until October 24, 2001; provided that the contemporaneously with exercising the call, the Company assigns the right to acquire Model Home to an unaffiliated third party. The entire proceeds from this transaction will be used to reduce outstanding debt owed to Foothill and the Company does not expect to receive any net proceeds. The sale is expected to close in March 2001.

Item 2. Changes In Securities.

      On October 11, 2000, the Company issued to Limeridge LLC 1,747,565 Class A Shares upon conversion of $550,000 principal amount of the Limeridge Note.

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

      On November 2, 2000, due to a decrease in the price of the Class A Shares, the Company deposited an additional 2,454,123 Class A Shares into an escrow account established to secure future purchase price and earnout obligations in connection with the Company's acquisition of Concepts 4. As of December 31, 2000, there were 9,999,999 Class A Shares held in this escrow account.

      On November 3, 2000, due to a decrease in the price of the Class A Shares, the Company deposited an additional 2,419,100 Class A Shares into an escrow account established to secure future earnout obligations in connection with the Company's acquisition of Model Home. As of December 31, 2000, there were 2,419,100 Class A Shares held in this escrow account.

      On December 7, 2000, the Company issued 2,000,000 Class A Shares valued at $300,000 to Sovereign Partners, Dominion Capital Fund and Dominion Investment Fund as partial payment of the amount owed to the purchasers of the Class A Shares originally issued in connection with the Troy acquisition.

      On January 11, 2001, the Board of Directors authorized the creation of 2,000 shares of a new class of preferred stock designated Series E Convertible Preferred Stock ("Series E Preferred Shares"). Each Series E Preferred Share has a liquidation value of $1,000, is entitled to receive a 9% quarterly dividend and convertible into 3,333 Class B Shares if such shares are available for issuance. Until such time as the Company pays all accrued dividends on the Series E Preferred Shares, each Series E Preferred Share is entitled to five votes for each Class B Share into which it could have been converted if such shares were available for issuance.

      On January 16, 2000, the Company issued 1,000 Series E Preferred Shares to Laurie Munn, wife of Max Munn, the Company's Chief Executive Officer, in exchange for $500,000 cash and a promissory note in the amount of $500,000 (the "Series E Note"). The Series E Note is secured by the 1,000 Series E Preferred Shares, accrues interest at 11% per annum, which is payable at maturity, and matures on January 16, 2004. In addition, Mr. and Mrs. Munn agreed to guarantee up to $3.0 million of accounts payable owed by one of the Company's subsidiaries, Stylecraft Lamps, Inc. ("Stylecraft") The Company also agreed to subordinate its security interest in the 1,000 Series E Preferred Shares behind a security interest securing a $250,000 promissory note of Mrs. Munn executed in favor of Jimmy Webster, the Chief Executive Officer of Stylecraft. The Company also subordinated to Jimmy Webster its security interest in 2,445,000 Class B Shares owned by Mrs. Munn, which shares secure the Consolidated Promissory Note due November 1, 2005 in favor of the Company in the principal amount of $2,504,000 and accrued interest at 6.5% of $458,000, is payable at maturity (the "Munn Consolidated Note"). The Company has stopped accruing interest on this note.

Item 3. Defaults Upon Senior Securities.

      As of December 31, 2000, the Company had $0.625 of accrued and unpaid dividends per share on its Series A Preferred Shares for $512,000.

      As of December 31, 2000, the Company was in default in the amount of $445,000 of interest and other fees with respect to its 29% Secured Convertible Note due September 29, 2004 in favor of Limeridge LLC with a current principal amount of $12,990,626 (the "Limeridge Note"). As of December 31, 2000, the Company was in default in the amount of $61,000 of interest and other fees with respect to its 29% Secured Convertible Note due September 29, 2004 in favor of The Endeavour Capital Investment Fund S.A. with a principal amount of $1,744,518 (the "Endeavour Note"). The Limeridge Note and the Endeavour Note are secured by the capital stock of Petals, Inc., a wholly owned subsidiary of the Company ("Petals"). In addition, the Company had occurred $917,000 as of December 31, 2000 representing the default penalty of 2% per month on the Limeridge Note for $812,000 and the Endeavor Note for $105,000.

      On February 5, 2001, Limeridge formally notified the Company of its default and requested acceleration of the repayment obligations with respect to the Limeridge Note. As a consequence of this default, the Company is accruing a liquidated penalty in the amount of 2% of the outstanding principal amount per month. The Company is attempting to negotiate a waiver with respect to this debt obligation.

      As of December 31, 2000, the Company was in default with respect to financial covenants contained in its credit facility with Foothill. Accordingly, the debt incurred under this instrument is included in current liabilities in the accompanying financial statements because Foothill has the right to accelerate this debt in the event of a default.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting on December 15, 2000. At the meeting, Max Munn, Richard Josephberg, Roger Lourie and James Bloise were elected to serve on the Company's Board of Directors. Mr. Bloise resigned as a director and officer of the Company on December 26, 2000, however, he continues to provide management services to the Company on a consulting basis. The appointment of Arthur Andersen LLP to serve as independent auditors of the Company for the fiscal year ended June 30, 2001 was also ratified. The Company's proposal for a ten-for-one reverse stock split was withdrawn from consideration by the Board and not voted on by stockholders at the meeting. Set forth below are the results of those items voted on at the annual meeting.

Election of Directors

        Nominee                     Class A Votes         Class B Votes                Total
        -------                     -------------         -------------                -----
        Max Munn                       21,946,983            12,275,000           34,221,983
        Roger Lourie                   22,036,432            12,275,000           34,311,432
        Richard Josephberg             22,032,432            12,275,000           34,307,432
        James Bloise                   22,074,748            12,275,000           34,349,748
        Kinsey Craichy                 18,441,245                     0           18,441,245
        Charles Egan                   18,435,845                     0           18,435,845
        Carl McWilliams                18,441,245                     0           18,441,245

Ratification of Independent Auditors

        Vote              Class A Votes     Class B Votes          Total
        ----              -------------     -------------          -----
        For                  27,825,337        12,275,000     40,100,337
        Against               8,981,947                 0      8,981,947
        Abstain               4,479,058                 0      4,479,058

Item 5. Other Information.

      As a result of the issuance of 6,343,062 Class A Shares to Seaside on October 13, 2000, Seaside became the beneficial owner of more than 10% of the Company's outstanding Class A Shares and, accordingly, an inadvertent Acquiring Person as such term is defined in the Rights Agreement dated October 18, 1999. On November 6, 2000, the Board of Directors determined that as long as Seaside is required to vote in support of the election of the nominees of Board of Directors or as otherwise determined by the Board, Seaside shall not be considered an Acquiring Person.

      On December 4, 2000, the Board of Directors adopted a severance and retention program in an effort to retain its senior executive officers. Pursuant to this program, upon a change of control of the Company or the sale of certain businesses, executive officers of the Company may cancel all of their existing unexercised stock options in exchange for up to approximately three times their base salary. Generally, the aggregate amount shall not exceed three times an executives base salary. If an executive's employment is terminated without cause or for good reason, the executive shall also be entitled to eighteen months severance. The Company is currently completing written agreements necessary to implement this program with certain key executives.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.                          Description
----------                           -----------

2.1 Second Amendment to Stock Purchase Agreement among Interiors, Inc. and Concepts 4, Inc., et al.*
3.1   Certificate of Designation for Series E Preferred Stock
10.1  Conversion Agreement between Seaside Partners L.P. and Interiors, Inc.*
10.2 Consolidated Promissory Note dated November 1, 2000 in the principal amount of $2,504,000 executed by Laurie Munn in favor of Interiors, Inc.
10.3 Pledge Agreement dated November 1, 2000 executed by Laurie Munn in favor of Interiors, Inc.
10.4 Promissory Note dated January 16, 2001 in the principal amount of $500,000 executed by Laurie Munn in favor of Interiors, Inc.
10.5 Subordinated Pledge Agreement dated January 16, 2001 executed by Laurie Munn in favor of Interiors, Inc.
27    Financial Data Schedule

* Incorporated by reference to the Form 10Q for the quarter ended September 30, 2000 of Interiors filed November 14, 2000.

(b) Reports on Form 8-K

None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated:                      INTERIORS, INC.


      February 20, 2001           By: /s/  Max Munn
                                  ----------------------------------------------
                                           Max Munn
                                           President and Chief Executive Officer


      February 20, 2001           By: /s/  Robert J. Conologue
                                  ----------------------------------------------
                                           Robert J Conologue
                                           Executive Vice President and
                                           Chief Financial Officer