Form 10-Q
period 2001-03-31
INTERIORS INC
filed 2001-05-18
CIK 921563

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

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

                                 (914) 665-5400
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 2001, the registrant had 58,453,474 and 2,455,000 outstanding shares of Class A Common Stock and Class B Common Stock, respectively.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                 INTERIORS, INC.

                                Table Of Contents

PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                              Pages
                                                                         -------

        Consolidated Balance Sheets as of March 31, 2001 and June 30,
          2000 .........................................................     1

        Consolidated Statements of Operations for the Three Months
          Ended March 31, 2001 and 2000 ................................     2

        Consolidated Statements of Operations for the Nine Months
          Ended March 31, 2001 and 2000 ................................     3

        Consolidated Statement of Stockholders' Equity for the Nine
          Months Ended March 31, 2001 ..................................     4

        Consolidated Statements of Cash Flows for the Nine Months
          Ended March 31, 2001 and 2000 ................................     5

        Notes to Consolidated Financial Statements .....................  6-14

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .................................... 15-20

PART II OTHER INFORMATION

Item 1. Legal Proceedings ..............................................    21

Item 2. Changes in Securities ..........................................    21

Item 3. Defaults Upon Senior Securities ................................    22

Item 5. Other Information ..............................................    22

Item 6. Exhibits and Reports on Form 8-K ...............................    23

Signatures .............................................................    24

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                 Interiors, Inc.
                           Consolidated Balance Sheets
                    (amounts in thousands, except share data)


                                                                  (Unaudited)
                                                                    March 31,   June 30,
                                                                      2001        2000
                                                                  -----------   --------
                                            Assets
Current Assets:
  Cash and cash equivalents .....................................   $    948    $    152
  Accounts receivable, net of reserves of $807 and $35 at March
    31 and June 30, respectively ................................      1,203       1,385
  Inventories ...................................................      1,757       2,923
  Other current assets ..........................................        605         598
  Assets held for disposition, net ..............................     23,366      30,426
                                                                    --------    --------
      Total current assets ......................................     27,879      35,484
                                                                    --------    --------

Property and Equipment, net .....................................        681         842

Other Assets, net ...............................................        422         748
                                                                    --------    --------
      Total assets ..............................................   $ 28,982    $ 37,074
                                                                    ========    ========

                             Liabilities and Stockholders' Equity

Current Liabilities:
  Notes payable and current maturities of long-term debt ........   $  6,668    $  6,085
  Accounts payable ..............................................      2,097       1,376
  Accrued liabilities ...........................................      4,142       4,247
                                                                    --------    --------
      Total current liabilities .................................     12,907      11,708
                                                                    --------    --------

Long-Term Debt ..................................................         --       1,635

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,300,000 shares authorized:
    Series A Redeemable Convertible Preferred Stock, $.01 par
      value, 2,870,000 shares authorized, 804,937 and 850,802
      shares issued and outstanding at March 31 and at June 30,
      respectively ..............................................          8           9
    Series B Redeemable Convertible Preferred Stock, $.01 par
      value, 200,000 shares authorized, 200,000 shares issued and
      outstanding at June 30 ....................................         --           2
    Series E Redeemable Convertible Preferred Stock, $1,000
      liquidation value, 2,000 shares authorized, 1,000 shares
      issued and outstanding at March 31 ........................      1,000          --
    Class A common stock, $.001 par value, 60,000,000 shares
      authorized, 48,549,678 and 37,271,457 shares issued and
      outstanding at March 31 and June 30, respectively .........         48          37
    Class B common stock, $.001 par value, 2,500,000 shares
      authorized, 2,455,000 shares issued and outstanding at
      March 31 and at June 30, respectively .....................          2           2
  Treasury stock, at cost, 45,400 shares at March 31 and June 30,
    respectively ................................................        (41)        (41)
  Accreted Dividends on Series B Redeemable Convertible Preferred
    Stock .......................................................         --       2,000
  Additional paid-in-capital ....................................     65,004      63,343
  Accumulated deficit ...........................................    (46,484)    (38,659)
  Notes receivable ..............................................     (3,462)     (2,962)
                                                                    --------    --------
      Total stockholders' equity ................................     16,075      23,731
                                                                    --------    --------
      Total liabilities and
        stockholders' equity ....................................   $ 28,982    $ 37,074
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

                                 Interiors, Inc.
                      Consolidated Statements of Operations
                  (amounts in thousands except per share data)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             --------------------
                                                                                2001        2000
                                                                             ---------   ---------

 Net Sales ...............................................................   $  2,080    $  2,299

 Cost of Goods Sold ......................................................      1,479       1,163
                                                                             --------    --------

 Gross Profit ............................................................        601       1,136

 Selling, General, and Administrative Expenses ...........................      2,405       2,046
                                                                             --------    --------

 (Loss) From Continuing Operations .......................................     (1,804)       (910)

 Interest Expense ........................................................        562         552
                                                                             --------    --------

(Loss) From Continuing Operations Before Provision For Income Taxes ......     (2,366)     (1,462)

 Provision for Income Taxes ..............................................         --          --
                                                                             --------    --------

 (Loss) From Continuing Operations .......................................     (2,366)     (1,462)

 (Loss) Discontinued Operations:
     (Loss) from discontinued operations, net of provision for income
     taxes of $62 ........................................................         --        (237)
                                                                             --------    --------

 Net (Loss) ..............................................................   $ (2,366)   $ (1,699)
                                                                             ========    ========

 (Loss) Per Common Share:
     Basic and Diluted:
         Continuing ......................................................   $   (.05)   $   (.05)
         Discontinued ....................................................         --        (.01)
                                                                             --------    --------
                                                                             $   (.05)   $   (.06)
                                                                             ========    ========
Weighted Average Number Of Shares Used In Computation Of (Loss) Per Share:
     Basic and Diluted ...................................................     50,956      35,186

   The accompanying notes are an integral part of these consolidated financial statements.

                                 Interiors, Inc.
                      Consolidated Statements of Operations
                  (amounts in thousands except per share data)
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                             ---------------------
                                                                                2001       2000
                                                                             ---------  ----------
 Net Sales ...............................................................   $  7,158    $  6,001

 Cost of Goods Sold ......................................................      5,611       3,311
                                                                             --------    --------

 Gross Profit ............................................................      1,547       2,690

 Selling, General, and Administrative Expenses ...........................      8,645       6,097
                                                                             --------    --------

 (Loss) From Continuing Operations .......................................     (7,098)     (3,407)

 Interest Expense ........................................................      1,866       1,212
                                                                             --------    --------

(Loss) From Continuing Operations Before Provision For Income Taxes ......     (8,964)     (4,619)

 Provision for Income Taxes ..............................................          7          --
                                                                             --------    --------

 (Loss) From Continuing Operations .......................................     (8,971)     (4,619)

 Discontinued Operations:
     (Loss) income from discontinued operations, net of provision for
     income taxes of $169 and $143, respectively .........................      1,422       1,275
                                                                             --------    --------

 Net (Loss) ..............................................................   $ (7,549)   $ (3,344)
                                                                             ========    ========

 Earning (Loss) Per Common Share:
     Basic and Diluted:
         Continuing ......................................................   $   (.20)   $   (.18)
         Discontinued ....................................................        .03         .04
                                                                             --------    --------
                                                                             $   (.17)   $   (.14)
                                                                             ========    ========
Weighted Average Number of Shares Used In Computation Of Income (Loss) Per
  Share:
     Basic and Diluted ...................................................     46,514      34,261

  The accompanying notes are an integral part of these consolidated financial statements.

                                 Interiors, Inc.
                 Consolidated Statement of Stockholders' Equity
                    For the Nine Months Ended March 31, 2001
                             (amounts in thousands)
                                   (Unaudited)

                                            Series A                 Series B                  Series E
                                        Preferred Stock          Preferred Stock           Preferred Stock
                                   ------------------------  -----------------------   -----------------------
                                      Shares       Amount       Shares      Amount       Shares       Amount
                                   -----------  -----------  -----------  ----------   ----------   ----------
Balance June 30, 2000                     851   $        9          200   $        2           --   $       --

   Conversion of preferred stock
   to common stock                        (46)          (1)

  Additional shares issued
  regarding Model Home
  acquisition and earnout for
  calendar 2000

  Additional shares issued
  regarding Concepts 4
  acquisition

  Return of shares issued for
  Concepts 4 purchase price
  obligation paid in Dec. 2000

  Seaside Partners exercise
  of warrants, conversion of
  Series B Preferred Shares
  and Conversion of debt                                           (200)          (2)

  Partial conversions of
  Limeridge debt

  Shares issued in partial
  settlement of liability for
  shares issued for Troy
  acquisition

  Sale of Series E Redeemable
  Convertible Preferred stock                                                                   1        1,000

  Dividends declared on
  Series A and Series E
  Preferred Stock

  Net loss through 03/31/01

                                   ---------------------------------------------------------------------------
Balance March 31, 2001                    819   $        8           --                         1   $    1,000
                                   ===========================================================================

                                           Series A                    Series B
                                         Common Stock                Common Stock        Additional*
                                   -------------------------   -----------------------     Paid In     Accumulated   Treasury
                                     Shares         Amount       Shares       Amount       Capital      (Deficit)      Stock
                                   -----------   -----------   ----------   ----------   -----------   -----------   -----------
Balance June 30, 2000                  37,271    $       37         2,455   $        2   $   65,343    $  (38,659)   $      (41)

  Conversion of preferred stock
  to common stock                         138             1

  Additional shares issued
  regarding Model Home
  acquisition and earnout for
  calendar 2000                         5,431             5                                     320

  Additional shares issued
  regarding Concepts 4
  acquisition                           3,165             3                                      (3)

  Return of shares issued for
  Concepts 4 purchase price
  obligation paid in Dec. 2000         (7,545)           (8)                                 (2,721)

  Seaside Partners exercise
  of warrants, conversion of
  Series B Preferred Shares
  and Conversion of debt                6,343             6                                   1,219

  Partial conversions of
  Limeridge debt                        1,747             2                                     548

  Shares issued in partial
  settlement of liability for
  shares issued for Troy
  acquisition                           2,000             2                                     298

  Sale of Series E Redeemable
  Convertible Preferred stock

  Dividends declared on
  Series A and Series E
  Preferred Stock                                                                                            (276)

  Net loss through 03/31/01                                                                                (7,549)

                                   --------------------------------------------------------------------------------------------
Balance March 31, 2001                 48,550    $       48         2,455   $        2   $   65,004    $  (46,484)   $      (41)
                                   ============================================================================================

                                      Notes
                                   Receivable      Total
                                   -----------  -----------
Balance June 30, 2000              $   (2,962)  $   23,731

  Conversion of preferred stock
  to common stock

  Additional shares issued
  regarding Model Home
  acquisition and earnout for
  calendar 2000                                        325

  Additional shares issued
  regarding Concepts 4
  acquisition

  Return of shares issued for
  Concepts 4 purchase price
  obligation paid in Dec. 2000                      (2,729)

  Seaside Partners exercise
  of warrants, conversion of
  Series B Preferred Shares
  and Conversion of debt                             1,223

  Partial conversions of
  Limeridge debt                                       550

  Shares issued in partial
  settlement of liability for
  shares issued for Troy
  acquisition                                          300

  Sale of Series E Redeemable
  Convertible Preferred stock            (500)         500

  Dividends declared on
  Series A and Series E
  Preferred Stock                                     (276)

  Net loss through 03/31/01                         (7,549)

                                   -----------------------
Balance March 31, 2001             $   (3,462)  $   16,075
                                   =======================

* Amounts reported in Additional Paid in Capital column include the amounts reported in accreted dividends on Series B Redeemable Convertible Preferred Stock and Additional Paid in Capital on the accompanying Consolidated Balance Sheets. See Note 3

  The accompanying notes are an integral part of these consolidated statements.

                                 Interiors, Inc.
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                          March 31,
                                                                                     -------------------
                                                                                       2001       2000
                                                                                     --------   --------
Cash Flow From Operating Activities:
   (Loss) from continuing operations .............................................   $(8,971)   $(4,619)
Adjustments to reconcile (loss) income from continuing operations to net cash used in continuing operating activities:
   Depreciation and amortization .................................................       303        507
   Provisions for accounts receivable and inventory ..............................     1,467         --
   Non-cash financing charge .....................................................       243        150
   Provision for issuance of stock ...............................................        --         75
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable .................................      (590)        24
      Decrease (increase) in inventories .........................................        46       (535)
      Decrease in prepaid expenses and other assets ..............................       463      1,019
      (Decrease) increase in accounts payable and accrued expenses ...............       955     (3,658)
                                                                                     -------    -------
   Net cash (used in) continuing operating activities ............................    (6,084)    (7,037)
   Net cash provided by discontinued activities ..................................     7,593      8,798
                                                                                     -------    -------
   Net cash provided by operations ...............................................     1,509      1,761
                                                                                     -------    -------
Cash Flow From Investing Activities:
   Capital expenditures ..........................................................      (242)      (748)
                                                                                     -------    -------
   Net cash (used in) investing activities .......................................      (242)      (748)
                                                                                     -------    -------
Cash Flow From Financing Activities:
        Borrowing from Foothill under revolving loans ............................     1,413         --
        Loan from Petals from proceeds from Senior Subordinated Secured Note .....       450         --
        Return of common shares ..................................................    (2,721)       (42)
        Repayment of note receivable .............................................        --        250
        Proceeds from sale of Series E Redeemable Convertible Preferred Stock ....       500         --
        Repayments of debt and capitalized lease obligations .....................      (113)    (1,612)
                                                                                     -------    -------
        Net cash (used in) provided by financing activities ......................      (471)    (1,404)
                                                                                     -------    -------
        Net increase (decrease) in cash ..........................................       796       (391)
        Cash, beginning of period ................................................       152        685
                                                                                     -------    -------
        Cash, end of period ......................................................   $   948    $   294
                                                                                     =======    =======

   The accompanying notes are an integral part of these consolidated financial statements.

                                 Interiors, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001

1. Basis of Presentation.

General

      The financial statements included herein are unaudited and have been prepared by Interiors, Inc., a Delaware corporation ("Interiors"), in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of Interiors and its subsidiaries (the "Company"), as of March 31, 2001 and the results of operations of the Company for the three and nine months ended March 31, 2001 and 2000.

      The Company's results of operations during the three and nine months ended March 31, 2001 are not necessarily indicative of any future results. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. In addition, see
Note 2 regarding discontinued operations.

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

      At March 31, 2001, including the borrowings of discontinued operations, the Company had $28,915,000 of long term debt classified as current liabilities because the Company was not in compliance with certain requirements governing its debt instruments. Included in these amounts are the 29% Secured Convertible Note due September 29, 2004 in favor of Limeridge LLC with a current principal amount of $12,990,626 (the "Limeridge Note") and the 29% Secured Convertible Note due September 29, 2004 in favor of The Endeavour Capital Investment Fund S.A. with a principal amount of $1,744,518 (the "Endeavour Note"). Also included is the Company's senior revolving credit facility in the amount of $12,923,000 and bank term loans of $1,257,000 with Foothill Capital Corporation ("Foothill"). The nature of the defaults under the Foothill agreements relate to financial covenants, repayment of over-advances and cross defaults under the Limeridge Note and the Endeavour Note. The nature of the defaults under the Limeridge Note and the Endeavour Note relate to registration rights, the de-listing of the Company's securities from the Nasdaq SmallCap Market and the failure to pay approximately $5,064,000 in accrued interest as of March 31, 2001.

      As of March 19, 2001, the Company entered into Amendment No. 3 to Loan Documents and Forbearance Agreement with Foothill (the "Foothill Forbearance Agreement") pursuant to which Foothill agreed to forbear from taking any action to collect the amounts owed to them until June 30, 2001 or a default under the Foothill Forbearance Agreement. The fee charged by Foothill for such forbearance was $150,000. The Company's interest rate was also increased to 2.5% per annum over the prime rate and its maximum borrowing under its credit facility was reduced from $25,000,000 to $17,000,000.

      On February 5, 2001, Limeridge LLC ("Limeridge"), formally notified the Company of its default and requested acceleration with respect to the Limeridge Note, plus accrued interest and penalties. In April 2001, the Company negotiated a forbearance agreement with Limeridge and Endeavour. See Note 9 - "Subsequent Events."

2. Discontinued Operations

      In an effort to generate cash needed to reduce the Company's high interest rate debt and maximize shareholder value, during the second quarter of fiscal 2001, the Company's Board of Directors adopted a formal plan to sell various businesses including, without limitation, Petals, Inc. ("Petals"), Stylecraft Lamps, Inc. ("Stylecraft"), Habitat Solutions, Inc. ("Habitat Solutions") and the West Coast operations. Following the contemplated transactions, the Company's business will primarily consist of its APF Master Framemakers division located in Mt. Vernon, New York. The Company retained DN Partners, an investment-banking firm, to assist in the sale of the various businesses. The West Coast is comprised of the operations of Troy and CSL, which were sold in February 2001, Windsor Art, Inc. ("Windsor"), Vanguard Studios, Inc. ("Vanguard"), which was merged into Windsor in June 2000, and Artisan House, Inc. ("Artisan House"), a wholly owned subsidiary of Decor Group, Inc. ("Decor"). Habitat Solutions is comprised of Concepts 4, Inc. ("Concepts 4") and Model Home Interiors, Inc. ("Model Home"). The Company's lighting products are sold by Stylecraft, its silk floral and tree products are sold by Petals, its architectural and design services are provided by Habitat Solutions and its wall decor products are sold by Windsor and Artisan.

      On February 2, 2001, the Company completed the sales of certain net assets of Troy and CSL. The aggregate purchase prices consisted of $1,200,000 in cash and the assumption of approximately $1,700,000 of liabilities. The entire proceeds from these transactions were used to reduce outstanding debt owed to Foothill.

      The components of the Troy and CSL assets, less liabilities assumed and the write off of other net assets, primarily goodwill, was comprised of the following:

                                                       (amounts in thousands)
                                                       ----------------------
Accounts receivable, net ...........................           $ 1,792
Inventory ..........................................             2,626
Fixed assets, net ..................................               442
Goodwill, net ......................................             3,049
Other assets .......................................             1,370
Accounts payable and accrued expenses ..............            (3,979)
                                                               -------
  Net assets disposed ..............................             5,300
Cash received ......................................            (1,200)
                                                               -------
Loss on sale of net assets .........................           $ 4,100
                                                               =======

      Cash received of $1,200,000 was used to repay outstanding borrowings under the Foothill revolving loans.

      As discussed further below, in accordance with EITF 85-36 - "Discontinued Operations With Expected Gain and Interim Losses", the above loss on sale of net assets has been deferred and is included in assets held for disposition, in the accompanying consolidated balance sheet.

      On April 12, 2001, the Company sold all of the capital stock of Model Home to the former shareholders of Model Home. See Note 9 - "Subsequent Events".

      The sales of Petals, Stylecraft, Concepts 4 and the West Coast operations are expected to be completed by the end of fiscal 2001 or the early part of fiscal 2002. The disposal of these businesses are currently anticipated to result in an aggregate net gain and net proceeds will be used, in part, to repay outstanding borrowings. The Company is currently evaluating the effects of its net operating loss carryforwards and limitations, if any, on the utilization thereof and, accordingly, no effect of such tax asset was considered in calculating the expected net gain from the disposal of these businesses. Therefore, in accordance with EITF 85-36 the anticipated losses incurred on the sales of certain businesses and the results of operations since December 31, 2000, when the discussion was made to discontinue the businesses will be deferred and recorded when the net gains on the sales of other businesses are realized. The results of operations through December 31, 2000 for the businesses to be disposed of have been shown as discontinued operations in the consolidated statement of operations and are summarized as follows:

                                               (amount in thousands)
                                    --------------------------------------------
                                    3 Months Ended March   9 Months Ended March
                                    --------------------   ---------------------
                                     2001        2000        2001         2000
                                    ------    ----------   --------     --------
Net sales ......................       --     $ 46,273     $ 85,848     $121,892
Gross profit ...................       --       16,725       36,150       47,837
Interest expense ...............       --        1,938        5,065        4,048
Depreciation/amortization ......       --        1,182        2,071        2,826
Amortization of goodwill .......       --          205          416          613

      Interest expense and default penalties due under the Limeridge Note and the Endeavor Note, as well as the depreciation expense on a computer system that was being implemented by the discontinued operations are reported in discontinued operations.

      Depreciation and amortization assigned to the businesses reported as discontinued operation represents the amounts applicable to fixed assets and other intangible assets, excluding goodwill, which is presented separately.

      Net assets of discontinued operations in the accompanying consolidated balance sheets as of March 31, 2001 and June 30, 2000 are comprised of the following:

                                                          (amounts in thousands)
                                                          ----------------------
                                                           3/31/01      6/30/00
                                                          ---------    ---------
Current assets .........................................  $ 38,948     $ 45,923
Property, plant and equipment, net .....................    11,504       12,667
Goodwill, net ..........................................    35,835       37,748
Other assets ...........................................     7,643        2,241
Notes payable and current maturities of long-term debt .   (38,872)     (32,433)
Other current liabilities ..............................   (28,373)     (28,420)
Long-term debt .........................................      (783)      (3,326)
Other non current liabilities ..........................    (2,536)      (3,974)
                                                          --------     --------
Net assets of discontinued operations held for sale ....  $ 23,366     $ 30,426
                                                          ========     ========

      Included in other assets as of March 31, 2001 is the loss on the sale of CSL and Troy as well as the net loss from discontinued operations since December 31, 2000 when the decision was made to dispose of the various businesses.

      Included in notes payable and current maturities of long term debt is borrowings as of March 31, 2001 and June 30, 2000 applicable to discontinued operations, under the Foothill Agreement totaling $13,727,000 and $16,395,000, respectively; the Limeridge Note and the Endeavor Note aggregating $14,735,000 and $15,285,000, respectively; and $2,258,000, as of March 31, 2001 of 8.97%
Bank of America mortgage loan, which matures in September 30, 2001; and the current portion of capital leases and other loans. As included in notes payable and current maturities is the $5,000,000 Investors Note entered into during March 2001. See Note 3 - "Debt".

      The borrowings under the Foothill Agreement of $13,727,000 and $16,395,000 as of March 31, 2001 and June 30, 2000, respectively, are comprised of borrowings under a revolving credit facility of $11,098,000 and $12,736,000, respectively, and bank term loans of $2,629,000 and $3,659,000, respectively. These borrowings and the Limeridge Note and the Endeavor Note are classified as current because the Company is not in compliance with certain requirements governing these agreements. See Note 1 "Basis of Presentation - Going Concern Matters".

      The Limeridge Note and the Endeavor Note represent funds that the Company had originally received from the issuance of Series C Preferred Shares (as defined below). The funds were used in the acquisitions of Stylecraft and CSL. The Series C Preferred Shares were subsequently exchanged for the Limeridge Note and the Endeavor Note. At the time of exchange, an additional $7,200,000 principal amount was also issued. These additional funds were used for the financing of the West Coast operations and in the Concepts 4 acquisition.

      Included in long term debt of $783,000 and $3,326,000 as of March 31, 2001 and June 30, 2000, respectively, is the 8.97% Bank of America mortgage loan of $2,300,000 as of June 30, 2000 and capital lease and other obligations. As of March 31, 2001, the Bank of America mortgage loan maturity date has been accelerated to September 30, 2001 and is classified as a current liability.

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

      In June 2000, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement (the "Foothill Agreement") pursuant to which Foothill agreed to make revolving credit loans and advances based on agreed upon percentages of eligible accounts receivable and inventory of Artisan House, Inc., CSL, Model Home, Petals, Stylecraft, Troy, Vanguard and Windsor (collectively with Interiors, the "Borrowers"). The credit facility is a combination of revolving loans and two thirty-two (32) month term loans. With the sale of Troy and CSL, Foothill debt of $1,200,000 was repaid. As of March 31, 2001 and June 30, 2000, total borrowings were $15,552,000 and $16,859,000, respectively, of which $12,923,000 and $13,200,000, respectively, represented borrowings under the revolving loans and $2,629,000 and $3,659,000, respectively, represented the borrowing under the term loans. The interest rates on the revolving loans were prime plus 1.25% and prime plus 1.50% on the term loans. As of March 1, 2001, the interest rates were increased to prime plus 2.50% on both the revolving and term loans. At March 31, 2001 and June 30, 2000, the prime rate was 8.0% and 9.50%, respectively, announced by Wells Fargo Bank. Borrowings under the credit facility are secured by substantially all the assets of the Company, including accounts receivable and inventory. The credit facility contains financial and other covenants, including minimum net worth, and earnings before interest, income taxes and depreciation and amortization. The Foothill Agreement is in default and related borrowings are included in current liabilities in the accompanying financial statements because Foothill has the right to accelerate these obligations. In March 2001, Foothill agreed to forebear from taking any action to accelerate the collection of the amounts owed under the Foothill Agreement. See Note 1 "Basis of Presentation - Going Concern Matters".

      On March 19, 2001, Petals and Stylecraft, wholly owned subsidiaries of the Company, executed a Senior Subordinated Secured Note due March 14, 2002 (the "Investors Note") in favor of Interiors Investors, LLC, a Delaware limited liability company ("Interiors Investors") in the original principal amount of $5,000,000. The Investors Note is subordinated to the Company's obligations owed to Foothill, secured by substantially all of the Company's assets and guaranteed by Interiors and the Company's Chairman, President and Chief Executive Officer and his spouse. The Investors Note accrues interest at 16% per annum until September 30, 2001 and 18% thereafter and is payable monthly commencing May 31, 2001. From time to time, the Company is required to prepay the Investors Note out of the proceeds of the sale of the assets or capital stock of the Company's subsidiaries. Interiors Investors is owned by Robert Berman, who controls Berman Industries, Inc., Stylecraft's largest vendor ("Berman Industries"), and Jimmy Webster, Stylecraft's Chief Executive Officer. The Company received net proceeds of $4,941,000, of which $2,000,000 was loaned to Stylecraft to pay accounts payable owed to Berman Industries, $2,941,000 was loaned to Petals for working capital requirements, of which $450,000 was paid to Foothill on behalf of Interiors to pay down the revolving loan.

      On March 19, 2001, Petals, Stylecraft and Interiors Investors entered into a letter agreement (the "Investors Letter Agreement") pursuant to which upon the sale of the assets or capital stock of Petals and/or Stylecraft, the Company is obligated to pay Interiors Investors $2,200,000 plus $125,000 for each calendar month after October 1, 2001 until such event occurs. The Investors Letter Agreement expires on March 19, 2004. The amount was considered in the estimated net gain on the disposal of the discontinued operations.

4. Stockholders' Equity.

      On January 11, 2001, the Board of Directors authorized the creation of 2,000 shares of a new class of preferred stock designated Series E Convertible Preferred Stock ("Series E Preferred Shares"). Each Series E Preferred Share has a liquidation value of $1,000, is entitled to receive a 9% quarterly dividend and convertible into 3,333 Class B Shares if such shares are available for issuance. Until such time as the Company pays all accrued dividends on the Series E Preferred Shares, each Series E Preferred Share is entitled to five votes for each Class B Share into which it could have been converted if such shares were available for issuance. Currently, the Company has 45,000 Class B Shares authorized and available for issuance.

      On January 16, 2001, the Company issued 1,000 Series E Preferred Shares to Laurie Munn, wife of Max Munn, the Company's Chief Executive Officer, in exchange for $500,000 cash and a promissory note in the amount of $500,000 (the "Series E Note"). The Series E Note is secured by the 1,000 Series E Preferred Shares, accrues interest at 11% per annum, which is payable at maturity, and matures on January 16, 2004. In addition, Mr. and Mrs. Munn agreed to guarantee up to $3.0 million of accounts payable owed by Stylecraft. The Company also agreed to subordinate its security interest in the

1,000 Series E Preferred Shares behind a security interest securing a $250,000 promissory note of Mrs. Munn executed in favor of Jimmy Webster, the Chief Executive Officer of Stylecraft. The Company also subordinated to Jimmy Webster its security interest in 2,445,000 Class B Shares owned by Mrs. Munn, which shares secure the Consolidated Promissory Note due November 1, 2005 in favor of the Company in the principal amount of $2,504,000 and accruing interest at 6.5%, which is payable at maturity (the "Munn Consolidated Note"). The 9% Series E Preferred Shares dividends are reduced by the 11% interest on the $500,000 note receivable received as partial payment for the stock.

      In January 2001, the Company released from escrow 2,515,368 Class A Shares to the former owners of Model Home, valued at $322,000, representing the earnout for calendar year 2000 in accordance with the original acquisition agreement. The amount was recorded as additional goodwill related to the acquisition. In April 2001, these shares were returned to the Company when Model Home was sold by the Company to the former owners of Model Home. See "Subsequent Events".

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

      On October 12, 2000, the Company and the former shareholders of Concepts 4 amended the terms of the purchase agreement pursuant to which the Company acquired all of the common stock of Concepts 4. Pursuant to the amended terms, the Company paid the former shareholders $3,388,000 during the second quarter of 2000. The Company also has purchase price obligations consisting of (a) a payment of $770,000 on December 15, 2000, which was satisfied by delivery of a note discussed below, (b) a payment of $1,218,000 on December 15, 2001, (c) a payment of $1,218,000 on December 15, 2002 and (d) a payment of $1,007,289 on March 10, 2003. Pursuant to the transaction, the Company also agreed to pay the former shareholders up to $4,500,000 upon the attainment of certain earnings goals by the Company. The amount, if any, will be determined by the earnings of Concepts 4 for the calendar years 2000, 2001 and 2002. For calendar year 2000, the earnout was $1,289,000 which was recorded as additional goodwill. All purchase price obligations of the Company can be satisfied by the delivery of twelve month promissory notes bearing interest at 8% per annum and all earnout obligations can be satisfied by the delivery of eighteen month promissory notes bearing interest at 8% per annum. The December 15, 2000 payment of $770,000 and the earnout of $1,289,000 were satisfied by the issuance of promissory notes. During the third quarter of fiscal 2001, $256,000 was paid on the $770,000 promissory note.

      Due to a decrease in the price of the Class A Shares, during the first quarter and second quarter of fiscal 2001, the Company deposited an additional 3,164,321 and 2,454,123 Class A Shares, respectively, into an escrow account established to secure future purchase price and earnout obligations in connection with the Company's acquisition of Concepts 4. During the second quarter of fiscal 2001, 7,545,886 shares were returned to the escrow by the former owners of Concepts 4 as part of the original purchase price for $3,388,000. As of March 31, 2001, there were 9,999,999 Class A Shares held in this escrow account as collateral for future obligations that would be payable under the original acquisition agreement.

      Due to a decrease in the price of the Class A Shares, during the first quarter and second quarter of fiscal 2001, the Company deposited an additional 2,915,951 and 2,419,100 Class A Shares, respectively, into an escrow account established to secure purchase price and future earnout obligations in connection with the Company's acquisition of Model Homes Interiors, Inc. ("Model Home"). In January 2001, the Company released from escrow 2,515,368 Class A Shares valued at $322,000 or $0.128 per share representing the payment for the calendar year 2000 earnout. Such amount was recorded as additional goodwill related to the acquisition of Model Home. In April 2001, these shares were returned to the Company when Model Home was sold by the Company to the former owners of Model Home. See "Subsequent Events".

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

5. Earnings (Loss) Per Share.

      Set forth below is reconciliation between the numerators and denominators of the basic and diluted earning per share computations for the Company's net earnings for the three and nine-month periods ended March 31, 2001 and 2000, respectively.

                                                         (amounts in thousands except per share data)
                                                        ---------------------------------------------
                                                         Three Months Ended       Nine Months Ended
                                                              March 31,               March 31,
                                                        ---------------------   ---------------------
                                                           2001        2000       2001        2000
                                                        ---------   ---------   ---------   ---------
Numerator for basic and diluted earnings per share:
(Loss) from continuing operations ...................   $ (2,366)   $ (1,462)   $ (8,971)   $ (4,619)
Less:
Dividends on non-convertible preferred stock ........       (101)       (107)       (276)       (399)
Accreted preferred dividends ........................         --        (168)         --      (1,168)
                                                        --------    --------    --------    --------
(Loss) from continued operations applicable to common
  stock .............................................     (2,467)     (1,737)     (9,247)     (6,186)
(Loss) income from discontinued operations ..........         --        (237)      1,422       1,275
                                                        --------    --------    --------    --------
                                                        $ (2,467)   $ (1,974)   $ (7,825)   $ (4,911)
                                                        ========    ========    ========    ========
Denominator for basic and diluted earnings per share:
Weighted average shares common shares outstanding
used in the computation of per share earnings .......     50,956      35,186      46,514      34,261
                                                        --------    --------    --------    --------
Weighted Average shares outstanding .................     50,956      35,186      46,514      34,261
                                                        ========    ========    ========    ========
Earnings (loss) income per share:
Basic and diluted:
  Continuing ........................................   $   (.05)   $   (.05)   $   (.20)   $   (.18)
  Discontinued ......................................         --        (.01)        .03         .04
                                                        --------    --------    --------    --------
    Net .............................................   $   (.05)   $   (.06)   $   (.17)   $   (.14)
                                                        ========    ========    ========    ========

      The conversion of 804,937 Series A Preferred Shares and 1,000 Series E Preferred Shares were not included for computation purposes because the effect of such conversions would be antidilutive. In addition, the conversion and exercise of 200,000 Series B Preferred Shares, which were converted in Class A Shares during the second quarter of fiscal 2001, and options on approximately 4,500,000 Class A Shares, were not included for computation purposes because the effect of such conversion and exercise would be antidilutive

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings per share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. For purposes of this calculation, common shares include both Class A Common Stock, par value $.001 per share ("Class A Shares"), and Class B Common Stock, par value $.001 per share, of the Company. Net earnings per diluted share amounts ("diluted EPS") were computed assuming there was no potential dilution from the exercise of outstanding stock options, warrants and other securities since the exercise price was higher than the market price. All periods presented include a deduction for the dividend requirement of the Company's 10% Series A Cumulative Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Shares"), 8% Series B Preferred Stock, par value $.01 per share ("Series B Preferred Shares"), 7% Series C Preferred Stock, par value $.01 per share ("Series C Preferred Shares"), and 9% Series E Cumulative Convertible Preferred Stock, liquidation value of $1,000. The dividends on the 9% Series E Cumulative Convertible Preferred Stock have been reduced by the 11% interest on the $500,000 notes receivable received as partial payment for the stock. All of the Series C Preferred Shares were redeemed by June 30, 2000. All of the Series B Preferred Shares were converted into Class A Shares during the second quarter of fiscal 2001.

6. Supplemental Cash Flow Information.

      Supplemental cash flow information relating to continuing operations, is as follows:

                                                                             (amounts in thousands)
                                                                                -----------------
                                                                                Nine Months Ended
                                                                                    March 31,
                                                                                -----------------
                                                                                  2001      2000
                                                                                -------   -------
Cash paid during the period for:
    Interest .................................................................   $  746   $  724
    Taxes ....................................................................        7       --
Non-Cash Financial Activities:
    Conversion of Series A Preferred Stock to Class A Common Stock ...........        1        1
    Dividend accrual and accretion of dividends on preferred shares ..........      276    1,567
    Promissory note conversion ...............................................       --      250
    Stock issuance per employment agreement ..................................       --       75
    Common Stock issued for preferred dividends ..............................       --      192
Supplemental disclosure of non cash items from investing and financing activities:
    Issuance of additional Class A common stock in connection with the
        Concepts 4 and MHI acquisitions and earnout for calendar year 2000 ...      325       --
    Return of common stock in connection with Concepts 4 amended agreement ...    2,729       --
    Seaside partners exercise of warrants, conversion of Series B Preferred
       shares and conversion of debt .........................................    1,223       --
    Issuance of warrant in connection with convertible debentures ............       --      278
    Partial conversion of Limeridge debt into Class A Shares .................      550       --
    Class A common shares issued in partial settlement of liability for shares
       issued in Troy acquisition ............................................      300       --
    Note receivable for partial proceeds for sale of Series E Redeemable
       Convertible Preferred Stock ...........................................      500       --

      Cash flow information related to discontinued operations, is as follows:

                                                                             (amounts in thousands)
                                                                                -----------------
                                                                                Nine Months Ended
                                                                                    March 31,
                                                                                -----------------
                                                                                  2001      2000
                                                                                -------   -------
Net cash used in discontinued operations:
   Net income from discontinued operations ...................................   $1,422   $1,275
Adjustments to reconcile net income from discontinuing operations to net cash used in discontinuing operating activities:
   Depreciation and amortization .............................................    2,487    3,841
   Net book value of property disposed .......................................      686    1,113
   Reserve for restructuring .................................................       --     (481)
   Reserve for Inventory .....................................................       --      151
   Provision for losses on accounts receivable ...............................    1,730      118
Changes in Assets and Liabilities:
   Increase in accounts receivable ...........................................     (128)  (2,819)
   Increase in inventories ...................................................    2,742   (2,101)
   Decrease in prepaid expense and other assets ..............................    3,413    3,434
   Increase (decrease) in accounts payable and accrued expenses ..............      356    3,455
   Capital expenditures ......................................................   (2,571)  (3,543)
   Repayment of Foothill revolving loans .....................................   (1,703)      --
   Repayment of Foothill term loans ..........................................   (1,030)      --
   Repayment of debt and capital lease obligations ...........................     (564)  (1,461)
   Net proceeds from sale of assets ..........................................    1,200       --
   Borrowings under Senior Subordinated Secured Note .........................    4,941       --
   Loan to Interiors, Inc. from proceeds from Senior Subordinated Secured Note..   (450)      --
   Payment on 8% promissory note related to Concepts 4 .......................     (256)      --
   Acquisition of Concepts 4 .................................................       --   (4,820)
   Net proceeds from issuance of debt ........................................       --   10,636
                                                                                 ------   ------
Net cash provided by discontinued activities: ................................   $7,593   $8,798
                                                                                 ======   ======

                                                                             (amounts in thousands)
                                                                                -----------------
                                                                                Nine Months Ended
                                                                                    March 31,
                                                                                -----------------
                                                                                  2001      2000
                                                                                -------   -------
Non-Cash Financial Activities:
    Conversion of Series C Preferred stock to Limeridge and Endeavor
      convertible notes ......................................................       --   $6,527
    Partial conversion of Limeridge Convertible Note to Class A Common Stock .      550       --
Supplemental Disclosure of Cash Flows Related to Acquisition:
    Issuance of 8% promissory notes to former Concepts 4 owners in payment of deferred purchase price ($770,000) and calendar year 2000
      earnout ($1,289,000) ...................................................    2,059       --
    Fair value of assets acquired, excluding cash ............................       --    2,839
    Issuance of Class A Common shares for Model Home calendar year earnout ...      322       --
    Issuance of additional Limeridge convertible notes payable ...............       --   (7,036)
    Payments in connection with acquisitions, net of cash acquired ...........       --    1,174
    Liabilities assumed ......................................................       --    6,668
Supplemental disclosure of non cash items from investing and financing activities:
    Issuance of debt in connection with acquisitions .........................       --    7,036

7. Other Matters.

      During the quarter ended December 31, 2000, the Company recorded a charge of $2,530,000 related to the estimated cost of liquidating two of the Company's brands. The charge is comprised of the Company's write-down of accounts receivable of $634,000, a write-down of inventory of $733,000, a write-down of leasehold improvements of $100,000 and an estimated accrual for other costs in winding down the operations of $1,063,000. The write down of inventory of $733,000 was recorded in cost of goods sold and the other charges totaling $1,797,000 was recorded in selling, general and administrative expenses.

8. Restatement.

      As reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, the operating results for the three and nine-month periods ended March 31, 2000 were restated and reduced by approximately $712,000 and $1,693,000, respectively, from the amounts previously reported for these periods. Of these amounts, $543,000 and $979,000, respectively, were related to continuing operations and $169,000 and $714,000, respectively, were related to discontinued operations. The restatements increased costs and expenses related to higher expense accruals, accounts receivable reserves and acquisition related adjustments.

9. Subsequent Events.

      On April 12, 2001, the Company sold all of the capital stock of Model Home to the former shareholders of Model Home. The purchase price consisted of approximately $2,350,000 in cash for the repayment of outstanding Foothill borrowings and the forgiveness of approximately $2,400,000 of inter-company receivables due from Interiors and other consolidated operations. In addition, 7,357,371 Class A Shares, including the 2,515,368 shares issued in payment for the calendar year 2000 earnout, were returned to the Company at the current market price of $0.08. Pursuant to the agreement, the Company has also retained a call on the shares of Model Home for approximately $3,000,000 until October 24, 2001; provided that contemporaneously with exercising the call, the Company assigns the right to acquire Model Home to an unaffiliated third party. The anticipated loss on this transaction is currently estimated to be approximately $700,000, which in accordance with EITF 85-36 will be deferred.

      The Company entered into a Forbearance and Acknowledgement Agreement dated April 26, 2001 with Limeridge and Endeavour (the "Limeridge/Endeavour Forbearance Agreement") pursuant to which Limeridge and Endeavour agreed not to take any action to collect any amounts owed to them until the earlier of (i) July 31, 2001, (ii) the date upon which the proceeds from the sale of the assets or capital stock of the Company's subsidiaries are sufficient to satisfy the Limeridge Note and the Endeavour Note or (iii) a default under the Limeridge/Endeavour Forbearance Agreement. From time to time, the Company is required to prepay the Limeridge Note and the Endeavour Note out of the proceeds of the sale of the assets or capital stock of the Company's subsidiaries. The Company is also required to pay to Limeridge and Endeavour fifty percent (50%) of the Company's excess cash flow, if any, for each quarter. Under certain circumstances, the term of the Limeridge/Endeavour Forbearance Agreement may be extended until September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

      The Company is a designer, manufacturer and marketer of museum-quality traditional and contemporary picture frames, framed wall mirrors, oil paintings and prints under glass for the residential, commercial, institutional and contract markets. Interiors primarily markets its products to retailers in the home furnishings industry, including furniture stores, home furnishings centers, catalog retailers and department stores.

Discontinued Operations

      In an effort to generate cash needed to reduce the Company's high interest rate debt and maximize shareholder value, during the second quarter of fiscal 2001, the Company's Board of Directors adopted a formal plan to sell substantially all its businesses including, Petals, Stylecraft, Habitat Solutions and the West Coast operations, to reduce its high interest rate debt and maximize shareholder value. Following the contemplated transactions, the Company's business will primarily consist of its APF Master Framemakers division and rug and accessories business, which is being wound down, located in Mt. Vernon, New York. The Company retained DN Partners, an investment banking firm, to assist in the sale of the various businesses. The West Coast is comprised of the operations of Troy, CSL, Windsor Art, Inc. ("Windsor"), Vanguard Studios, Inc. ("Vanguard"), which was merged into Windsor during the quarter ended December 31, 2000, and Decor. Habitat Solutions is comprised of Concepts 4 and Model Home. The Company's lighting products are sold by CSL, Troy and Stylecraft, its silk floral and tree products are sold by Petals, its architectural and design services are provided by Habitat Solutions and its wall decor products are sold by Windsor and Decor.

      On February 2, 2001, the Company completed the sales of assets of Troy and CSL. The aggregate purchase prices consisted of $1,200,000 in cash and the assumption of approximately $1,700,000 of liabilities. The entire proceeds from these transactions were used to reduce outstanding debt owed to Foothill. The loss recorded on this transaction is approximately $4,100,000, and included in discontinued operations.

      On April 12, 2001, the Company sold all of the capital stock of Model Home to the former shareholders of Model Home. The purchase price consisted of approximately $2,350,000 in cash for the repayment of outstanding Foothill borrowings and the forgiveness of approximately $2,400,000 of inter-company receivables due to Interiors and other consolidated operations. In addition, 7,357,371 Class A Shares including the 2,515,368 shares issued in payment for the calendar year 2000 earnout were returned to the Company. Pursuant to the agreement, the Company has also retained a call on the shares of Model Home for approximately $3,000,000 until October 24, 2001; provided that the contemporaneously with exercising the call, the Company assigns the right to acquire Model Home to an unaffiliated third party. The anticipated loss in this transaction is estimated to be approximately $700,000, which will be included in discontinued operations.

      The sales of Petals, Stylecraft, Concepts 4 and the West Coast operations are expected to be completed by the end of fiscal 2001 or the early part of fiscal 2002. The disposal of these businesses are currently anticipated to result in an aggregate net gain and net proceeds, which will be used, in part, to repay outstanding borrowings. Therefore, in accordance with EITF 85-36 "Discontinued Operations with Expected Gain and Interim Losses," the anticipated losses incurred on the sales of certain businesses will be deferred and recorded when the net gains on the sales of other businesses are realized. The results of operations, through December 31, 2000, for the businesses to be disposed of have been shown as discontinued operations in the accompanying financial statements and are summarized as follows:

                                                                         (amounts in thousands)
                                        -----------------------------------------------------------------------------------
                                                                       West            Habitat
3 Months Ended 3/31/00                  Stylecraft       Petals        Coast          Solutions        Other         Total
                                        ----------       ------        -----          ---------        -----         -----
Net sales.......................          $11,273       $13,849       $12,678           $8,756      $   (283)     $  46,273
Gross profit....................            2,941         8,037         2,644            3,103            --         16,725
Interest expense................              136           (13)          270               18         1,527          1,938
Depreciation/amortization.......               80           308           376              318           100          1,182
Amortization of goodwill........               25            38            68               74            --            205

                                                                       West           Habitat
9 Months Ended 3/31/01                  Stylecraft       Petals        Coast          Solutions        Other         Total
                                        ----------       ------        -----          ---------        -----         -----
Net sales.......................        $  25,782       $27,657       $ 18,823        $ 14,003      $   (417)     $  85,848
Gross profit....................            6,608        16,757          6,405           6,380            --         36,150
Interest expense................              354            74            556              97         3,984          5,065
Depreciation/amortization.......               96           307            421             941           306          2,071
Amortization of goodwill........               60            73            183             100            --            416

                                                                       West            Habitat
9 Months Ended 3/31/00                  Stylecraft       Petals        Coast          Solutions        Other         Total
                                        ----------       ------        -----          ---------        -----         -----
Net sales.......................         $ 31,494       $38,607       $36,794         $15,280       $   (283)      $121,892
Gross profit....................            8,282        23,231         9,861           6,463             --         47,837
Interest expense................              354            35           805             135          2,719          4,048
Depreciation/amortization.......              128           584           500           1,200            414          2,826
Amortization of goodwill........               91           104           328              90             --            613

      Revenues for the businesses presented above are from external sales. Inter-segment sales totaled $417,000 for the nine months ended March 31, 2001 and for the three and nine months ended March 31, 2000 were $283,000 for both periods; and is reported under the other category. Inter-segment sales were not significant for any business.

      Also reported under the other category is the interest expense and default penalty under the Limeridge Note and the Endeavor Note as well as the depreciation expense on a computer system that was being implemented.

      Depreciation and amortization assigned to the business units represents amounts applicable to fixed assets and other intangible assets excluding goodwill which is presented separately.

Results of Operations

      The Company's continuing operations consist of its APF Master Framemakers division and the rug and accessories business located in Mt. Vernon, New York. The rug and accessories businesses are being wound down. The results of continuing operations presented below exclude the performance of Petals, Stylecraft, Habitat Solutions and the West Coast operations because these businesses are being presented as discontinued operations in the accompanying financial statements.

Comparison of Three Months Ended March 31, 2001 and 2000

      Net sales for the three months ended March 31, 2001 were $2,080,000 as compared to $2,299,000 for the same period in fiscal 2000, a decrease of $219,000 primarily due to lower sales in the rug and accessory business. The Company has made the decision to wind down the rug and accessory business.

      Cost of goods sold for the three months ended March 31, 2001 increased to $1,479,000 from $1,163,000 for the same period in fiscal 2000, an increase of $316,000. Cost of goods sold includes the costs directly related to the recognition of the Company's net sales. The increase in cost of goods sold was primarily due to the rugs and accessory business. As a percentage of net sales, cost of goods sold for the three months ended March 31, 2001 increased to 71.1% from 50.6% for the same period of the prior year. The decrease in profit margin resulted primarily from the decision to wind down the lower margin rug and accessory business.

      Selling, general and administrative expenses for the three months ended March 31, 2001 was $2,405,000 which includes $616,000 for sample products primarily the new vision mirrors and picture frame corner samples compared to $2,046,000 for the comparable period of fiscal 2000. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales. Excluding the $616,000 sample expense, the decline in expenses of $257,000 primarily represents lower expenses in the rug and accessory business which is being shut down.

      Interest expense applicable to continuing operations increased to $562,000 for the three months ended March 31, 2001 from $552,000 for the same period in fiscal 2000 principally due to the higher average borrowings.

Comparison of Nine Months Ended March 31, 2001 and 2000

      Net sales for the nine months ended March 31, 2001 were $7,158,000 as compared to $6,001,000 for the same period in fiscal 2000, an increase of $1,157,000. This increase in net sales was primarily due to the fact that the nine months ended March 31, 2001 included sales of rugs and accessories of $2,017,000 compared with $558,000 in the comparable period of the prior year. The rug and accessory business began during the third quarter of fiscal 2000. This increase was partially offset by lower sales in the frame making business, primarily due to lower sales to department stores as a result of delayed store openings.

      Cost of goods sold for the nine months ended March 31, 2001 increased to $5,611,000 from $3,311,000 for the same period in 2000, an increase of $2,300,000, which includes $733,000 related to the write down of the rug and accessory inventory. The increase in cost of goods sold was primarily due to the rugs and accessory business. As a percentage of net sales, excluding the $733,000 inventory write down charge, cost of goods sold for the nine months ended March 31, 2001 increased to 68.1% from 55.2% for the same period of the prior year. The higher costs were primarily due to the higher costs of the rug and accessory business.

      Selling, general and administrative expenses for the nine months ended March 31, 2001 was $8,645,000, which includes $1,797,000 representing the estimated write off to liquidate the rug and accessory business and $616,000 for sample products principally the new vision mirrors and picture frame corner samples, compared to $6,097,000 for the comparable period of the prior year. For the nine months ended March 31, 2000, a charge of $205,000 related to an asset impairment was recorded. Excluding these non-recurring charges, selling, general and administrative expense increased to $6,232,000 for the nine months ended March 31, 2001 as compared to $5,892,000 for the same period in 2000, an increase of $340,000. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales. The increase in general and administrative expenses was primarily due to the higher expense incurred as a result of the rug and accessory business.

      Interest expense increased to $1,866,000 for the nine months ended March 31, 2001 from $1,212,000 for the same period in 2000 principally due to increased borrowings and higher interest rates. The increased borrowings were primarily related to the funding of corporate expenses and the rug and accessory businesses.

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

      At March 31, 2001, including the borrowings of discontinued operations, the Company had $28,915,000 of long term debt classified as current liabilities because the Company was not in compliance with certain requirements governing its debt instruments. Included in these amounts are the 29% Secured Convertible Note due September 29, 2004 in favor of Limeridge LLC with a current principal amount of $12,990,626 (the "Limeridge Note") and the 29% Secured Convertible Note due September 29, 2004 in favor of The Endeavour Capital Investment Fund S.A. with a principal amount of $1,744,518 (the "Endeavour Note"). Also included is the Company's senior revolving credit facility in the amount of $12,923,000 and bank term loans of $1,257,000 with Foothill Capital Corporation ("Foothill"). The nature of the defaults under the Foothill agreements relate to financial covenants, repayment of over-advances and cross defaults under the Limeridge Note and the Endeavour Note. The nature of the defaults under the Limeridge Note and the Endeavour Note relate to registration rights, the de-listing of the Company's securities from the Nasdaq SmallCap Market and the failure to pay approximately $5,064,000 in accrued interest as of March 31, 2001.

      As of March 19, 2001, the Company entered into Amendment No. 3 to Loan Documents and Forbearance Agreement with Foothill (the "Foothill Forbearance Agreement") pursuant to which Foothill agreed to forbear from taking any action to collect the amounts owed to them until June 30, 2001 or (ii) a default under the Foothill Forbearance Agreement. The fee charged by Foothill for such forbearance was $150,000. The Company's interest rate was also increased to 2.5% per annum over the prime rate and its maximum borrowing under its credit facility was reduced from $25,000,000 to $17,000,000.

      In April 2001, the Company entered into a Forbearance and Acknowledgement Agreement with Limeridge and Endeavour (the "Limeridge/Endeavour Forbearance Agreement") pursuant to which Limeridge and Endeavour agreed not to take any action to collect any amounts owed to them until the earlier of (i) July 31, 2001, (ii) the date upon which the proceeds from the sale of the assets or capital stock of the Company's subsidiaries are sufficient to satisfy the Limeridge Note and the Endeavour Note or (iii) a default under the Limeridge/Endeavour Forbearance Agreement. From time to time, the Company is required to prepay the Limeridge Note and the Endeavour Note out of the proceeds of the sale of the assets or capital stock of the Company's subsidiaries. The Company is also required to pay to Limeridge and Endeavour fifty percent (50%) of the Company's excess cash flow, if any, for each quarter. Under certain circumstances, the term of the Limeridge/Endeavour Forbearance Agreement may be extended until September 30, 2001.

      In an effort to generate cash needed to cure the Company's defaults, reduce its high interest rate debt and maximize shareholder value, the Company hired DN Partners, an investment banking firm, to act as a financial advisor to assist the Board of Directors in the implementation of a formal plan to divest the Company of substantially all of its businesses, except for its APF Master Framemakers division ("APF") and its rug and accessories business, which is being wound down. See Note 2 "Discontinued Operations" to the accompanying financial statements. The Company's ability to generate cash proceeds will be materially effected by the order and timing of the sales of its businesses.

      On March 19, 2001, Petals and Stylecraft, wholly owned subsidiaries of the Company, executed a Senior Subordinated Secured Note due March 14, 2002 (the "Investors Note") in favor of Interiors Investors, LLC, a Delaware limited liability company ("Interiors Investors") in the original principal amount of $5,000,000. The Investors Note is subordinated to the Company's obligations owed to Foothill, secured by substantially all of the Company's assets and guaranteed by Interiors and the Company's Chairman, President and Chief Executive Officer and his spouse. The Investors Note accrues interest at 16% per annum until September 30, 2001 and 18% thereafter and is payable monthly commencing May 31, 2001. From time to time, the Company is required to prepay the Investors Note out of the proceeds of the sale of the assets or capital stock of the Company's subsidiaries. Interiors Investors is owned by Robert Berman, who controls Berman Industries, Inc., Stylecraft's largest vendor ("Berman Industries"), and Jimmy Webster, Stylecraft's Chief Executive Officer. The Company received net proceeds of $4,941,000, of which $2,000,000 was loaned to Stylecraft to pay accounts payable owed to Berman Industries, $2,941,000 was loaned to Petals for working capital requirements, of which $450,000 was paid to Foothill on behalf of Interiors to pay down the revolving loan.

      On March 19, 2001, Petals, Stylecraft and Interiors Investors entered into a letter agreement (the "Investors Letter Agreement") pursuant to which upon the sale of the assets or capital stock of Petals and/or Stylecraft, the Company is obligated to pay Interiors Investors $2,200,000 plus $125,000 for each calendar month after October 1, 2001 until such event occurs. The Investors Letter Agreement expires on March 19, 2004. The amount will be included as part of the calculation of a gain or loss on discontinued operations.

      Since the beginning of the fiscal year, the Company has primarily used its cash to support operating activities and to a lesser extent for capital expenditures. The Company's primary sources of cash during this period have been borrowings under the Foothill revolving loan agreement, the Investors Note and from operations. At March 31, 2001, the Company had working capital of $14,972,000. Included in current assets as of March 31, 2001 of $27,879,000 is net assets held for disposition of $23,366,000. Excluding the net assets held for disposition, the Company had a working capital deficit of $8,394,000.

      Net cash used in continuing operating activities during the nine months ended March 31, 2001 and 2000 was $6,084,000 and $7,037,000, respectively. The lower net cash usage during the nine months ended March 31, 2001 compared to the same period of 2000, is principally due to a decrease in accounts payable and an increase in accounts receivable. Partially offsetting these cash usages was an increase in the net loss. The nine months ended March 31, 2001 had a net loss of $8,971,000 compared to net loss of $4,619,000 for the comparable period of 2000. The net loss for the nine months ended March 31, 2001 included a non-cash charge of $1,467,000 related to the write down of the rug and accessory businesses.

      Net cash used in continuing investing activities during the nine months ended March 31, 2001 and 2000 was $242,000 and $748,000, respectively, for capital expenditures.

      Net cash used in continuing financing activities during the nine months ended March 31, 2001 was $471,000 primarily representing the return of shares to the escrow by the former owners of Concepts 4 and debt repayment. During the nine months ended March 31, 2001 funds provided under the Foothill agreement were $1,413,000, net funds were provided to Interiors under the Investors Note of $450,000 and funds provided from the sale of Series E Preferred Shares was $500,000.

      On October 12, 2000, the Company and the former shareholders of Concepts 4 amended the terms of the purchase agreement pursuant to which the Company acquired all of the common stock of Concepts 4. Pursuant to the amended terms, the Company paid the former shareholders $3,388,000 during the second quarter of 2000. The Company also has purchase price obligations consisting of (a) a cash payment of $770,000 payable on December 15, 2000, which was satisfied by the delivery of a note as discussed below, (b) a cash payment of $1,218,000 payable on December 15, 2001, (c) a cash payment of $1,218,000 payable on December 15, 2002, and (e) a cash payment of $1,007,289 payable on March 10, 2003. Pursuant to the transaction, the Company also agreed to pay the former shareholders up to $4,500,000 upon the attainment of certain earnings goals by the Company. The amount, if any, will be determined by the earnings of Concepts 4 for the fiscal years 2000, 2001 and 2002. For the calendar year 2000, the earnout was $1,289,000 which was recorded as additional goodwill. All purchase price obligations of the Company can be satisfied by the delivery of twelve month promissory notes bearing interest at 8% per annum and all earnout obligations can be satisfied by the delivery of eighteen month promissory notes bearing interest at 8% per annum. The December 15, 2000 payment of $770,000 and the earnout of $1,289,000 were satisfied by the issuance of promissory notes to the former shareholders of Concepts 4. During the third quarter of fiscal 2001, $256,000 has been paid on the $770,000 promissory note.

      The Company has also agreed to maintain an escrow account containing Class A Shares in an amount sufficient to satisfy all purchase price and earnout obligations relating to Concepts 4 as they become due under the terms of the transaction. The former shareholders have agreed to vote such shares in support of the election of the nominees of Board of Directors as long as the Company is not in default under the amended purchase agreements. As of March 31, 2001, there was an aggregate of 9,999,999 Class A Shares held in the escrow account. The former shareholders have the option of removing Class A Shares from the escrow account in an amount necessary to satisfy any outstanding purchase price obligations or promissory notes delivered in connection therewith.

      On October 11, 2000, the Company issued to Limeridge LLC 1,747,565 Class A Shares upon conversion of $550,000 principal amount of the Limeridge Note.

      Due to a decrease in the price of the Class A Shares, during the first quarter and second quarter of fiscal 2001, the Company deposited an additional 2,915,951 and 2,419,100 Class A Shares, respectively, into an escrow account established to secure purchase price and future earnout obligations in connection with the Company's acquisition of Model Homes Interiors, Inc. ("Model Home"). In January 2001, the Company released from escrow 2,515,368 Class A Shares to the former owners of Model Home, valued at $322,000, representing the earnout for calendar year 2000 in accordance with the original acquisition agreement. The amount was recorded as additional goodwill related to the acquisition. In April 2001, these shares were returned to the Company when Model Home was sold by the Company to the former owners of Model Home. See "Subsequent Events".

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

      On January 11, 2001, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the former shareholders of Model Home Interiors, Inc. ("Model Home"), a wholly owned subsidiary of the Company acquired in February 1999. The complaint alleged that the Company breached the purchase agreement related to the acquisition of Model Home by failing to deliver Class A Shares to the former shareholders in a timely fashion. In connection with the sale of Model Home to the former shareholders, the litigation was dismissed with prejudice in April 2001.

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

      Due to a decrease in the price of the Class A Shares, during the first quarter and second quarter of fiscal 2001, the Company deposited an additional 2,915,951 and 2,419,100 Class A Shares, respectively, into an escrow account established to secure purchase price and future earnout obligations in connection with the Company's acquisition of Model Homes Interiors, Inc. ("Model Home"). In January 2001, the Company released from escrow 2,515,368 Class A Shares to the former owners of Model Home, valued at $322,000, representing the earnout for calendar year 2000 in accordance with the original acquisition agreement. The amount was recorded as additional goodwill related to the acquisition. In April 2001, these shares were returned to the Company when Model Home was sold by the Company to the former owners of Model Home.

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

      On January 16, 2001, the Company issued 1,000 Series E Preferred Shares to Laurie Munn, wife of Max Munn, the Company's Chief Executive Officer, in exchange for $500,000 cash and a promissory note in the amount of $500,000 (the "Series E Note"). The Series E Note is secured by the 1,000 Series E Preferred Shares, accrues interest at 11% per annum, which is payable at maturity, and matures on January 16, 2004. In addition, Mr. and Mrs. Munn agreed to guarantee up to $3.0 million of accounts payable owed by one of the Company's subsidiaries, Stylecraft Lamps, Inc. ("Stylecraft"). The Company also agreed to subordinate its security interest in the 1,000 Series E Preferred Shares behind a security interest securing a $250,000 promissory note of Mrs. Munn executed in favor of Jimmy Webster, the Chief Executive Officer of Stylecraft. The Company also subordinated to Jimmy Webster its security interest in 2,445,000 Class B Shares owned by Mrs. Munn, which shares secure the Consolidated Promissory Note due November 1, 2005 in favor of the Company in the principal amount of $2,504,000 and accrued interest at 6.5% of $458,000, is payable at maturity (the "Munn Consolidated Note"). The Company does not accrue interest on this note.

Item 3. Defaults Upon Senior Securities.

      As of March 31, 2001, the Company had $0.75 of accrued and unpaid dividends per share on its Series A Preferred Shares for $604,000 and $9,000 on its Series E Preferred shares.

      Including the borrowings of discontinued operations, at March 31, 2001 and June 30, 2000, the Company had $28,915,000 and $30,772,000, respectively, of long term debt classified as current liabilities because the Company was not in compliance with certain requirements governing its debt instruments. Included in these amounts are the Limeridge Note and the Endeavour Note in the aggregate of $14,735,000 and $15,285,000, respectively, the Company's senior revolving credit facility with Foothill (as defined below) of $12,923,000 and $13,200,000, respectively, and bank term loans with Foothill of $1,257,000 and $2,287,000, respectively. The nature of the defaults under the Foothill agreements relate to financial covenants, repayment of over-advances and cross defaults under the Limeridge Note and the Endeavour Note. The nature of the defaults under the Limeridge Note and the Endeavour Note relate to registration rights, the de-listing of the Company's securities from the Nasdaq SmallCap Market and the failure to pay approximately $5,064,000 in accrued interest as of March 31, 2001. The Company has recorded $1,768,000 as of March 31, 2001 representing the default penalty of 2% per month on the Limeridge Note for $1,559,000 and the Endeavor Note for $209,000, which has been recorded as interest expense in discontinued operations. Limeridge and Endeavor have agreed the default penalty will be waived if payment of principal and interest are paid in accordance with the Forbearance Agreement.

      The Company entered into Amendment No. 3 to Loan Documents and Forbearance Agreement dated as of March 19, 2001 with Foothill (the "Foothill Forbearance Agreement") pursuant to which Foothill agreed not to take any action to collect any amounts owed to them until June 30, 2001 or (ii) a default under the Foothill Forbearance Agreement. The fee charged by Foothill for such forbearance was $150,000. The Company's interest rate was also increased to 2.5% per annum over the prime rate and its maximum borrowing under its credit facility was reduced from $25,000,000 to $17,000,000.

      On February 5, 2001, Limeridge LLC ("Limeridge"), formally notified the Company of its default and requested acceleration with respect to approximately $12,990,626 principal amount of secured convertible notes, plus accrued interest and penalties. The Company entered into a Forbearance and Acknowledgement Agreement dated April 26, 2001 with Limeridge and Endeavour (the "Limeridge/Endeavour Forbearance Agreement") pursuant to which Limeridge and Endeavour agreed not to take any action to collect any amounts owed to them until the earlier of (i) July 31, 2001, (ii) the date upon which the proceeds from the sale of the assets or capital stock of the Company's subsidiaries are sufficient to satisfy the Limeridge Note and the Endeavour Note or (iii) a default under the Limeridge/Endeavour Forbearance Agreement. From time to time, the Company is required to prepay the Limeridge Note and the Endeavour Note out of the proceeds of the sale of the assets or capital stock of the Company's subsidiaries. The Company is also required to pay to Limeridge and Endeavour fifty percent (50%) of the Company's excess cash flow, if any, for each quarter. Under certain circumstances, the term of the Limeridge/Endeavour Forbearance Agreement may be extended until September 30, 2001.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.                            Description
-----------                            -----------

       2.1 Second Amendment to Stock Purchase Agreement among Interiors, Inc. and Concepts 4, Inc., et al.*
       3.1  Certificate of Designation for Series E Preferred Stock**
      10.1  Conversion Agreement between Seaside Partners L.P. and Interiors,
            Inc.*
      10.2 Consolidated Promissory Note dated November 1, 2000 in the principal amount of $2,504,000 executed by Laurie Munn in favor of Interiors, Inc.**
      10.3 Pledge Agreement dated November 1, 2000 executed by Laurie Munn in favor of Interiors, Inc.**
      10.4 Promissory Note dated January 16, 2001 in the principal amount of $500,000 executed by Laurie Munn in favor of Interiors, Inc.**
      10.5 Subordinated Pledge Agreement dated January 16, 2001 executed by Laurie Munn in favor of Interiors, Inc.**
      10.6 Promissory Note dated as of March 19, 2001 issued by Stylecraft Lamps, Inc. and Petals, Inc. in favor of Interiors Investors, LLC
      10.7 Security Agreement dated as of March 19, 2001 executed by Petals, Inc. in favor of Interiors Investors, LLC
      10.8 Security Agreement dated as of March 19, 2001 executed by Stylecraft Lamps, Inc. in favor of Interiors Investors, LLC
      10.9 Security Agreement dated as of March 19, 2001 executed by Interiors, Inc., et al in favor of Interiors Investors, LLC
      10.10 Guaranty dated as of March 19, 2001 executed by Interiors, Inc. in favor of Interiors Investors, LLC
      10.11 Guaranty dated as of March 19, 2001 executed by affiliates of Interiors, Inc. in favor of Interiors Investors, LLC
      10.12 Personal Guaranty dated March 19, 2001 executed by Max Munn and Laurie Munn in favor of Interiors Investors, LLC
      10.13 Letter Agreement dated March 19, 2001 by and among Interiors Investors, LLC, Stylecraft Lamps, Inc. and Petals, Inc.
      10.14 Forbearance and Acknowledgement Agreement dated as of April 26, 2001 by and among Interiors, Inc., Petals, Inc., Stylecraft Lamps, Inc., Habitat Solutions, Inc., Limeridge LLC, The Endeavour Capital Fund, S.A. and The Endeavour Capital Investment Fund, S.A.
      10.15 Guaranty of Obligations dated as of April 26, 2001 by and between Max Munn, Laurie Munn, Limeridge LLC, The Endeavour Capital Fund, S.A. and The Endeavour Capital Investment Fund, S.A.
      10.16 Amendment No. 3 to Loan Documents and Forbearance Agreement dated as of March 19, 2001 by and among Interiors, Inc., et al and Foothill Capital Corporation

* Incorporated by reference to the Form 10Q for the quarter ended September 30, 2000 of Interiors filed November 14, 2000.

** Incorporated by reference to the Form 10Q for the quarter ended December 31, 2000 of Interiors filed February 20, 2001.

(b)  Reports on Form 8-K

None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:                      INTERIORS, INC.


May 18, 2001                By: /s/  Max Munn
                            ----------------------------------------------
                                     Max Munn
                                     President and Chief Executive Officer


May 18, 2001                By: /s/  Robert J. Conologue
                            ----------------------------------------------
                                     Robert J Conologue
                                     Executive Vice President and
                                     Chief Financial Officer