Form 10-K
period 2001-06-30
INTERIORS INC
filed 2001-10-15
CIK 921563

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

                         Commission file number 0-24352

                                 INTERIORS, INC.
                                 ---------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                             13-3590047
        --------------------------------       -----------------------------
         (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)             Identification No.)

             320 Washington Street
             Mt. Vernon, New York                         10553
        --------------------------------       -----------------------------
             (Address of Principal                      (Zip Code)
              Executive Offices)

Registrant's telephone number, including area code:  (914) 665-5400

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on October 11, 2000, was approximately $2,327,893.

      As of October 7, 2001, the registrant had outstanding 58,453,474 shares of Class A Common Stock, $.001 par value per share ("Class A Shares"), and 2,455,000 shares of Class B Common Stock, $.001 par value per share ("Class B Shares").

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the definitive proxy statement of the registrant, which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                 INTERIORS, INC.
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1. Description of Business ...........................................    1
Item 2. Properties ........................................................    9
Item 3. Legal Proceedings .................................................    9
Item 4. Submission of Matters to a Vote of Security Holders ...............   10

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters ...........................................................   11
Item 6. Selected Financial Data ...........................................   13
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................   14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......   22
Item 8. Financial Statements and Supplementary Data .......................   22
Item 9. Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure ..............................................   22

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............   23
Item 11. Executive Compensation ...........................................   23
Item 12. Security Ownership of Certain Beneficial Owners and Management ...   23
Item 13. Certain Relationships and Related Transactions ...................   23

                                    PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K ...........   23

                                     PART I

Item 1. Description of Business

Overview

      Interiors, Inc., a Delaware corporation ("Interiors" or the "Company"), is a designer, manufacturer and marketer of museum-quality traditional and contemporary picture frames, framed wall mirrors, oil paintings and prints under glass for the residential, commercial, institutional and contract markets. The Company primarily markets its products to museums, art galleries, designers, interior decorators and custom frame retailers. The Company's principal operations are located in Mount Vernon, New York.

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

      The Company's principal executive offices are located at 320 Washington Street, Mount Vernon, New York 10553; its telephone number is (914) 665-5400.

Ability to Continue as a Going Concern

      The report of the Company's independent public accountants in connection with the Company's financial statements as of and for the years ended June 30, 2001 and 2000 contain an explanatory paragraph as to Company's ability to continue as a going concern. See "Additional Factors to Consider - Ability to Continue as a Going Concern."

Discontinued Operations

      During the fiscal year ended June 30, 2001 the Company completed the sales of certain assets of Troy Lighting, Inc. ("Troy"), CSL Lighting Manufacturing, Inc. ("CSL"), Windsor Art, Inc. ("Windsor") and sold all of the capital stock of Model Home Interiors, Inc. ("Model Home"). The Company completed the sale of stock of Artisan House, Inc. ("Artisan House") in August 2001 and the sale of certain assets of Stylecraft Lamps, Inc. ("Stylecraft") in October 2001.

      As of October 8, 2001, the Company's wholly owned subsidiaries, Petals, Inc. ("Petals") and Concepts 4, Inc. ("Concepts"), which remain to be sold, are also considered discontinued operations. Unless otherwise described herein, the information in this annual report relates to the Company's continuing operations, which consist primarily of its APF Master Framemakers division. See
Note 3 "Discontinued Operations" to the accompanying financial statements filed with this Annual Report on Form 10-K.

Acquisition History

      From 1994 through early 1998, Interiors' principal operating division was A.P.F. Master Framemakers, a manufacturer of antique and contemporary picture and mirror frames for museums, art galleries, interior designers, collectors, frame retailers, and upscale furniture and department stores. Starting in 1998, the Company embarked on an aggressive acquisition strategy in an attempt to become the premier, national single-source provider of decorative accessories to the home furnishings industry.

      From March 1998 until December 1999, the Company acquired several businesses that design, manufacture and distribute decorative accessories throughout the United States. During such time, the Company acquired Vanguard Studios, Inc. ("Vanguard"), a manufacturer of framed mirrors, paintings and prints, lighting products, sculptures and tabletop accessories, which was merged during the first quarter of fiscal 2001 into Windsor, a manufacturer of framed painting and prints and framed mirrors. The Company also acquired Troy, a manufacturer of fixed lighting products, Model Home, a company that provides design, merchandising and leasing services to the homebuilding industry, Stylecraft, a manufacturer of portable lighting products, CSL , a publicly traded manufacturer of fixed lighting products, Petals, a manufacturer and retailer of permanent botanicals and decorative accessories, and Concepts, an interior and architectural design company which distributes products to the hospitality industry. As a result of these transactions, the Company's business included the design, manufacture and distribution of a broad range or decorative accessories.

Sales of Businesses

      Throughout 1999 and 2000, the Company had difficulty integrating many of the businesses it had recently acquired. The Company also defaulted on high interest rate debt obligations undertaken to finance its acquisition strategy. Therefore, in an effort to generate cash needed to reduce the Company's debt and maximize shareholder value, the Board of Directors abandoned the Company's acquisition strategy and adopted a formal plan during the second half of 2000 to sell substantially all of the acquired businesses. The Company retained DN Partners, an investment-banking firm, to assist in the sale of the various businesses. As described below, as of October 8, 2001, the Company had completed the sales of all of these businesses with the exception of Petals and Concepts. Following these transactions, the Company's business will primarily consist of its APF Master Framemakers division located in Mount Vernon, New York.

      On February 2, 2001, the Company completed the sales of substantially all the assets of Troy and CSL to Troy-CSL Lighting, Inc. The purchase prices consisted of $1,200,000 in cash, the assumption of approximately $1,700,000 of liabilities. The cash proceeds of the sale were used to pay down debt obligations owed to the Company's secured lender, Foothill Capital Corporation ("Foothill"). The loss on the disposal of these operations was approximately $3,500,000.

      On April 12, 2001, the Company sold all of the capital stock of Model Home to the former shareholders of Model Home. The purchase price consisted of $2,350,000 in cash, 7,358,000 Class A Common stock of the Company valued at $588,000 and the forgiveness of approximately $2,400,000 of intercompany receivables due from Interiors and other consolidated operations. The cash proceeds of the sale were used to pay down debt obligations owed to Foothill. The loss on this transaction was approximately $2,800,000.

      On June 29, 2001, the Company completed the sale of substantially all the assets of Windsor (including those formerly held by Vanguard) to AFDASI, dba Aesthetic Frame and Art Services. The purchase price consisted of $2,126,750 in cash, a 10% promissory note in the amount of $304,500 and the assumption of approximately $362,800 of liabilities. The cash proceeds of the sale were used to pay down debt obligations owed to Foothill. The loss on this transaction was approximately $22,700,000.

      On August 29, 2001, Decor Group, Inc., ("Decor"), a consolidated affiliate of the Company, completed the sale of stock of its wholly owned subsidiary Artisan House. The purchase price consisted of $605,000 in cash plus an 8% note for $35,000. The cash proceeds of the sale were used to pay down debt obligations owed to Foothill. The loss on this transaction was approximately $1,100,000.

      On October 1, 2001, the Company completed the sale of substantially all of the assets of Stylecraft to Stylecraft Acquisition, Inc. for $24,700,000 in cash. The cash proceeds were used to repay debt owed to Foothill in the amount of $9,900,000, the Investors Note (as defined below) in the amount of $5,200,000, the Limeridge Note and the Endeavour Note (both as defined below) in the aggregate amount of $2,800,000, a real estate mortgage owed to Bank of America in the amount of $2,200,000 and the Landis Note (as defined below) in the amount of $500,000. As part of the transaction, a personal loan of Max Munn, the Company's Chief Executive Officer, in the amount of $250,000 plus interest, owed to Jimmy Webster, the Chief Executive of Stylecraft, was transferred to the Company and the Company set up a corresponding receivable from Mr. Munn. The Company also paid an aggregate of approximately $1,200,000 out of $2,400,000 of retention incentives owed to its executive officers. The Company paid approximately $600,000 in fees and expenses. The remaining balance of approximately $2,300,000 was used for general working capital purposes of the Company. The gain on this transaction was approximately $16,200,000.

      In connection with the sale of the above businesses, the Company is required to indemnify the purchasers for certain liabilities relating to the businesses that were sold. The term of these obligations typically survive after the consummation of the transaction for a period of twelve to eighteen months. The obligations relate to potential breaches of representations and warranties for such matters as title to the assets, employee benefits issues, environmental liabilities, litigations and other known and unknown liabilities. If a material amount of indemnification obligations were to materialize, this would have a material adverse effect on the Company.

Defaults on Senior Securities

      At June 30, 2001, including borrowings of discontinued operations, the Company had $27,070,000 of long term debt classified as current liabilities because the Company had defaulted on certain requirements set forth in its debt instruments. Included in these amounts are the 29% Secured Convertible Note due September 29, 2004 in favor of Limeridge LLC with a current principal amount of $12,990,626 (the "Limeridge Note") and the 29% Secured Convertible Note due September 29, 2004 in favor of The Endeavour Capital Investment Fund S.A. with a principal amount of $1,744,518 (the "Endeavour Note"). Also included is the Company's senior revolving credit facility in the amount of $11,835,000 and bank term loans of $500,000 with Foothill Capital Corporation ("Foothill"). The nature of the defaults under the Foothill agreements relate to financial covenants, repayment of over-advances and cross defaults under the Limeridge Note and the Endeavour Note. The nature of the defaults under the Limeridge Note and the Endeavour Note relate to registration rights, the de-listing of the Company's securities from the Nasdaq SmallCap Market and the failure to pay approximately $6,133,000 in accrued interest as of June 30, 2001. The Company has recorded $2,652,000 as of June 30, 2001 representing the default penalty of 2% per month on the Limeridge Note for $2,338,000 and the Endeavor Note for $314,000, which has been recorded as interest expense in discontinued operations.

      On February 5, 2001, Limeridge LLC ("Limeridge"), formally notified the Company of its default and requested acceleration with respect to approximately $12,990,626 principal amount of secured convertible notes, plus accrued interest and penalties. The Company entered into a Forbearance and Acknowledgement Agreement dated April 26, 2001 with Limeridge and Endeavour (the "Limeridge/Endeavour Forbearance Agreement") pursuant to which Limeridge and Endeavour agreed not to take any action to collect any amounts owed to them until the earlier of (i) July 31, 2001, (ii) the date upon which the proceeds from the sale of the assets or capital stock of the Company's subsidiaries are sufficient to satisfy the Limeridge Note and the Endeavour Note or (iii) a default under the Limeridge/Endeavour Forbearance Agreement. From time to time, the Company is required to prepay the Limeridge Note and the Endeavour Note out of the proceeds of the sale of the assets or capital stock of the Company's subsidiaries. The Company is also required to pay to Limeridge and Endeavour fifty percent (50%) of the Company's excess cash flow, if any, for each quarter. The Limeridge/Endeavour Forbearance Agreement expired by its terms on July 31, 2001.

      As part of the Stylecraft transaction, the Company entered into the Comprehensive Amendment, Guaranty and Security Agreement dated as of September 28, 2001, pursuant to which the Company granted Limeridge and Endeavour a security interest in substantially all of the Company's assets in exchange for such parties' forbearance from foreclosing on the Limeridge Note and the Endeavour Note until December 31, 2001 notwithstanding that the Company remains in default with respect to the Limeridge Note and the Endeavour Note. The security interest is subordinated to the security interests securing the Foothill debt, the Investors Note and the Landis Note.

      As of June 30, 2001, the Company had $704,000 and $18,000 of accrued and unpaid dividends that were required to be paid on its Series A Preferred Shares and Series E Preferred Shares, respectively. All of the Company's Series E Preferred Shares are held by the spouse of Max Munn, the Company's Chairman, President and Chief Executive Officer.

Industry

      Wall decor consists of three segments: framed art, framed mirrors and miscellaneous wall objects such as metal sculpture. The market for wall decor has been growing rapidly in recent years. According to the most recent bi-annual Universe Study conducted by Home Accents Today, domestic retail sales of wall decor, which were $3.8 billion in 1997, increased by 13% in 1998 to $4.3 billion. The bi-annual Home Accents Today Universe Study estimated growth for 1999 at 10%, resulting in anticipated total sales in excess of $4.8 billion in 1999. This represents a compound annual growth rate of 11.5% since 1997.

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

Products

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

Raw Materials and Suppliers

      The primary raw materials used by Interiors in manufacturing and distributing its products are wood, composite resins, paint, glass, plexiglass, corrugated packaging materials, matboards and gold leaf. The Company purchases its raw materials from a wide variety of domestic and foreign suppliers. Interiors has at least two, and often more, suppliers for each item used in its manufacturing process, and has chosen to limit the majority of its purchases to those vendors with whom it has developed long-term relationships. Interiors believes that there are a relatively large number of other suppliers of raw materials available, which enable Interiors to obtain competitive prices for its raw materials. Interiors does not anticipate, nor has it experienced, any difficulty in obtaining any of its raw materials, and is not dependent upon any one supplier. Interiors generally does not enter into long-term contracts with its suppliers. Significant increases in the costs of raw materials could have a negative effect on Interiors' gross margins for its products if Interiors were unable to build these costs into the prices of its products or to offset such raw material cost increases through cost reductions.

Manufacturing

      All of the Company's products are either manufactured directly by the Company or specifically on its behalf. The Company operates one manufacturing and distribution facility located in Mount Vernon, New York. Management estimates that approximately 85% of the Company's finished products are manufactured at its production facility. The balance of the Company's products and certain components and raw materials utilized by the Company are manufactured by third parties primarily in Mexico.

      The Company's manufacturing processes vary greatly among product lines, and include wood cutting and joining, finishing processes (including painting, polishing and etching) and hand painting. Certain of the Company's manufacturing processes utilize sophisticated computerized equipment, including mat cutting, acetate generation, and advanced primer and paint application systems.

      The Company's distribution facility is located adjacent to its manufacturing facility. The Company believes that coordination of the manufacturing, packaging and distribution functions allows for greater quality control and production efficiencies.

Sales and Marketing

      The Company's primary customers are museums, art galleries, designers, interior decorators and custom frame retailers. The Company's products are marketed and sold through a network of independent manufacturers' representatives, who are often agencies employing a number of sales personnel. These representatives are paid on a commission-only basis, which the Company believes makes them highly motivated. None of the Company's present manufacturers' representatives are exclusive to the Company, and any representative could terminate its relationship with the Company at any time for any reason. In addition, manufacturers' representatives typically represent and distribute other non-competing decorative accessories. Given the large number of accounts, the Company believes that the use of independent representatives is an effective and cost-efficient means to distribute its products. The Company's manufacturer's representatives are supported by an in-house team of sales and marketing personnel. In addition, the Company maintains an in-house support staff consisting of order entry personnel as well as pre-sale and post-sale customer service personnel. The Company believes that its relationships with its sales representatives taken as a whole are generally good.

      To supplement its sales efforts to the home furnishings industry and specialty account customers, the Company uses a variety of means to advertise and promote its products, including product brochures, trade shows and cooperative advertising with some of its accounts.

Competition

      The wall decor decorative industry is highly competitive, and includes a large number of domestic and foreign manufacturers, none of which dominate the market. A number of the companies, which compete directly with the Company, are well established and have financial and other resources greater than those of the Company. Interiors ability to develop a competitive advantage in this market due to its extensive collection of tools, dies, and molds developed over time from restoration of genuine antique frames. Interiors believes that it would be extremely difficult for a competitor to build a comparable collection of these elements. In addition, Interiors has a work force of skilled crafts people that would be difficult to replicate.

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

Employees

      As of June 30, 2001, the Company's continuing operations employed 123 full-time persons, 71 of whom were subject to a collective bargaining agreement, which expires in March 2003. None of the Company's employees have been on strike, or threatened to strike, since the Company's inception and the Company believes that its relations with its employees are generally good.

Directors, Executive Officers and Significant Employees

      The following table sets forth the directors, executive officers and significant employees of the Company and their respective ages and positions:

 Name                    Age    Position(s) Held with the Company
 ----                    ---    ---------------------------------
 Max Munn                57     President, Chief Executive Officer, Chairman of
                                the Board, and Director

 Robert J. Conologue     53     Chief Financial Officer and Executive Vice
                                President

 Richard P. Belenski     46     Executive Vice President, and President of
                                Petals, a subsidiary of the Company

 David A. Schwartz       34     General Counsel, Executive Vice President and
                                Secretary

 Roger Lourie            56     Director

 Richard Josephberg      54     Director

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

                         ADDITIONAL FACTORS TO CONSIDER

Ability to Continue as a Going Concern

      The report of the Company's independent public accountants in connection with the Company's financial statements as of and for the years ended June 30, 2001 and 2000 contain an explanatory paragraph as to Company's ability to continue as a going concern. Among the factors contributing to the substantial doubt about the Company's ability to continue as a going concern are recurring net losses and the Company's default with respect to significant debt obligations. For the years ended June 30, 2001, 2000 and 1999, the Company had net losses of $39,192,000, $18,581,000 and $8,771,000, respectively, see Note 3
- Discontinued Operations. The net loss for the year ended June 30, 2001 of $39,192,000 includes a charge of $28,600,000 for the estimated loss on the disposal of businesses. The Company had operating cash flow of $193,000 for the year ended June 30, 2001 but had negative operating cash flows of $920,000 and $31,540,000 (which was used primarily for acquisitions), for the years ended June 30, 2000 and 1999, respectively. As of June 30, 2001, the Company had classified $27,070,000 of its long term debt, including debt applicable to discontinued operations of $24,428,000, as current liabilities because of its failure to meet requirements contained in the instruments governing these debt obligations. Such amount can currently be accelerated by the holders of these instruments as a result of the defaults. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Limited Liquidity

      At June 30, 2001, the Company had negative working capital of approximately $16,818,000. The Company continues to experience working capital limitations which materially impair its ability to generate positive cash flow. The cash proceeds received from the sales of various business units were required to be used to repay debt. The Company's credit facility provides for availability based upon inventory and account receivable levels and, accordingly, the Company has experienced limitations on the availability under this facility. The sales of Petals and Concepts during fiscal 2002 will be required to repay outstanding debt obligations. If the Company continues to experience working capital limitations it will materially impact the Company's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Estimated Loss on Disposal of Businesses; Failure to Satisfy Obligations

      The Company currently estimates that as a result of the disposal of all discontinued operations the Company will incur a net loss. In addition, as of June 30, 2001, the Company's continuing operations had a working capital deficit of $8,110,000 and reported a net loss of $11,714,000. Accordingly, the Company does not expect that there will be sufficient proceeds from the sale of its remaining discontinued operations or results of continuing operations to satisfy all of its remaining obligations. The Company will be forced to seek additional financing alternatives or seek a liquidation of its remaining assets.

Significant Financing Costs

      The Company has incurred significant costs in the financing of its business operations and acquisition strategy. As of June 30, 2001, the Company, including debt applicable to discontinued operations of $38,119,000, had total debt in the aggregate principal amount of approximately $43,603,000. As a consequence of the Company's significant financing costs, a substantial portion of the Company's cash flow from operations and cash proceeds from the sales of business units is committed to the payment of debt service and is not available to the Company for other purposes. The Company is currently in default with respect to $28,599,000 of debt obligations. Substantial decreases in the proceeds from the businesses to be sold and in operating cash flow or an increase in expenses would make it even more difficult for the Company to meet its other debt service requirements and force it to modify its operations. If this event were to occur, it would have a material adverse effect on the Company's financial position and results of operations.

Delisting of Securities; Limited Trading Market

      In August 2000, the Company received a notice from the Nasdaq Stock Market of its intention to delist the Company's securities from the Nasdaq Small Cap Market because of the Company's failure to maintain at least $2.0 million in net tangible assets and a bid price of $1.00 per share. Marketplace Rule 4310(c)(2)(B) requires that an issuer have net tangible assets of at least $2,000,000 or a market capitalization of $35,000,000 or net income of $500,000. Marketplace Rule 4310(c)(4) requires that the Company's securities maintain a minimum bid price of $1.00 per share. The Company does not currently satisfy these criteria. On October 11, 2000, the Company received notice from Nasdaq that it had determined to delist the Company's securities. The Company securities are now traded on the OTC Bulletin Board. There can be no assurance that there will continue to be a market maker for the Company's securities or that an active market will develop on the OTC Bulletin Board.

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

Item 2. Properties

      Interiors' manufacturing, distribution and corporate offices are located in a 70,000 square ft. building located in Mount Vernon, New York under a five-year lease expiring at the end of 2006. The Company also leases showroom facilities in New York, New York, and Southport, Connecticut that are each approximately 1,500 square feet.

      The Company remains liable for a lease covering a facility in Vernon, California relating to its discontinued operations. The lease expires in 2008. The Company has vacated the premises and returned the property to the landlord. The landlord and the Company are currently negotiating to resolve this remaining liability. If the Company is unable to successfully reach a resolution of this matter, this liability will have a material adverse effect on the Company.

Item 3. Legal Proceedings

      Interiors, Inc. v. Gilliam et al. This matter was brought by the Company to enforce the conversion of debt obligations in the amount of approximately $675,000. It is in the Supreme Court of State of New York, County of New York. The defendants claim that they rescinded their conversion notices. The Company does not expect the amount of its liability to exceed the amount of the debt.

      Market Square LLC v. Interiors, Inc. This matter was brought by the plaintiff in the General Court of Justice, Superior Court Division in the State of North Carolina, County of Guilford and relates to alleged non-payment of rent. The Company has several defenses relating to an alleged breach of the lease by the landlord and will vigorously defend itself. The landlord is alleging approximately $228,000 in damages. At this time, the Company is unable to predict the amount of any liability.

      Matrix Funding Corporation v. Stylecraft Lamps, Interiors, Inc and Petals, Inc. This matter was brought by the plaintiff in the Third Judicial District Court of Salt Lake County, Salt Lake Department, State of Utah and relates to the non-payment of a computer equipment lease. The equipment covered by the lease is not integral to the Company's business. The plaintiff is seeking approximately $1,400,000 in damages. The plaintiff has offered to settle the matter for significantly less than the amount of the alleged damages. The Company is currently considering this offer.

      Following the sale of the assets of Windsor, several actions were filed in the state courts of California against Windsor and Interiors for unpaid accounts payable. The buyer of the assets is protected from these claims because the sale transaction was accomplished in accordance with the bulk sale statute of the State of California. Windsor does not have any additional assets to satisfy these claims because the entire cash proceeds were used to repay secured debt obligations owed to Foothill. Interiors believes that the creditors of Windsor must only look to the assets of Windsor and not Interiors to satisfy any claims they may have against Windsor. There can be no assurance, however, that a court will agree with the Company's analysis. If a court were to determine that Interiors is liable for a portion or all of these claims, it may have a material adverse effect on the Company.

      Interiors is subject to other claims and litigation arising in the ordinary course of its business. In management's opinion, Interiors is not presently a party to any such litigation or claims the outcome of which would have a material adverse effect on its financial position or its results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Class A Shares are currently traded on the OTC Bulletin Board. The Class A Shares had been traded on the Nasdaq Small Cap Market ("NASDAQ") under the symbol INTXA from June 23, 1994 until October 11, 2000. Prior to that date, there was no public market for the Company's Class A Shares. The Class B Shares are not traded on any public market. The high and low closing prices of the Class A Shares on NASDAQ set forth below represent interdealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions:

    Fiscal Year Ending June 30, 2001                           High      Low
                                                               ----      ---
         First Quarter ....................................    $ .75    $ .25
         Second Quarter ...................................    $ .44    $ .06
         Third Quarter ....................................    $ .23    $ .06
         Fourth Quarter ...................................    $ .09    $ .06

    Fiscal Year Ending June 30, 2000                           High      Low
                                                               ----      ---
         First Quarter.....................................    $1.75    $1.00
         Second Quarter....................................    $1.38    $0.72
         Third Quarter ....................................    $1.31    $0.75
         Fourth Quarter....................................    $1.06    $0.63

      As of October 7, 2001, there were 227 holders of record of the Company's Class A Shares and one holder of record of the Company's Class B Shares. On October 8, 2001, the last reported sale price on the OTC Bulletin Board for the Company's Class A Shares was $0.04 See "Additional Factors to Consider - Delisting of Securities; Limited Trading Market."

      The Company has never declared or paid cash dividends on its Class A Shares or Class B Shares. The Company's ability to pay dividends is limited by restrictions under various debt obligations and by factors the Board of Directors deems relevant, including results of operations, financial condition and capital and surplus requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, pursuant to the Company's Certificate of Designations Rights and Preferences, (a) the Company's Series A Preferred Shares are entitled to a dividend, prior to any payment of dividends on the Class A Shares, of $0.50 per share per annum payable in cash or Class A Shares in semi-annual installments of $0.25 per share and (b) the Company's Series E Preferred Shares, having a liquidation value of $1,000, are entitled to a dividend, prior to any payment of dividends on the Class A Shares, at a rate of 9% per year and are convertible into 3,333 Class B Shares if such shares are available for issuance. The Company had accrued but unpaid dividends of $722,000 on its Series A and Series E Preferred shares.

      As of June 30, 2001, the Company had accrued but unpaid dividends of $704,000 on its Series A Preferred Shares. The dividends on the Series A Preferred Shares are payable in cash or Class A Shares at the Company's option. The dividend payable on the Series E Preferred Shares of $18,000 is net of the interest on the $500,000 note received as partial proceeds from the sale of the stock.

Unregistered Offerings

      In August 2000, the Company issued 3,164,321 Class A Shares for deposit into the escrow established in connection with the acquisition of Concepts.

      In August, September and November 2000, the Company issued 2,162,837, 753,114 and 2,419,100 Class A Shares, respectively, for deposit into the escrow established in connection with the acquisition of Model Home. These shares were subsequently returned to the Company upon the sale of Model Home.

      In October 2000, the Company issued to Limeridge LLC 1,747,565 Class A Shares upon conversion of $550,000 principal amount of the Limeridge Note.

      In October 2000, Seaside Partners, L.P. exercised the Series B Warrant resulting in the issuance of 2,000,000 Class A Shares at $0.75 per share. The exercise price of $1,500,000 was paid by the return to the Company of 150,000 Series B Preferred Shares held by Seaside. Seaside also converted its remaining 50,000 Series B Preferred Shares having a liquidation value of $500,000 and $213,485 in accrued dividends through October 11, 2000 into 303,610 Class A Shares at $2.35 per share. In addition, the Seaside note in the amount of $1,000,000 principal amount and $9,863 in accrued interest through June 30, 2000 were converted into 4,039,452 Class A Shares at $0.25 per share. Seaside has agreed to vote such shares in support of the election of the nominees of Board of Directors as long as Seaside Partners holds these Class A Shares.

      In December 2000, the Company issued 2,000,000 Class A Shares to the Troy Purchasers in partial satisfaction a $517,000 obligation.

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

      On January 16, 2001, the Company issued 1,000 Series E Preferred Shares to Laurie Munn, wife of Max Munn, the Company's Chief Executive Officer, in exchange for $500,000 cash and a promissory note in the amount of $500,000 (the "Series E Note"). The Series E Note is secured by the 1,000 Series E Preferred Shares, accrues interest at 11% per annum, which is payable at maturity, and matures on January 16, 2005. In addition, Mr. and Mrs. Munn agreed to guarantee up to $3,000,000 of accounts payable owed by one of the Company's subsidiaries, Stylecraft Lamps, Inc. ("Stylecraft"). The Company also agreed to subordinate its security interest in the 1,000 Series E Preferred Shares behind a security interest securing a $250,000 promissory note of Mrs. Munn executed in favor of Jimmy Webster, the Chief Executive Officer of Stylecraft. The Company also subordinated to Jimmy Webster its security interest in 2,445,000 Class B Shares owned by Mrs. Munn, which shares secure the Consolidated Promissory Note due November 1, 2005 in favor of the Company in the principal amount of $2,504,000 and accrued interest at 6.5% of $458,000, is payable at maturity (the "Munn Consolidated Note"). The Company does not accrue interest on this note. As part of the sale of Stylecraft, the $250,000 promissory note owed by Mr. Munn to Mr. Webster was transferred to the Company and Mr. Munn's personal guarantees were discharged. The Company set up a corresponding receivable from Mr. Munn. See "Sales of Businesses."

      These issuances were exempt from registration under Section 4(2) of the Securities Act as transactions by the issuer not involving any public offering because of one or more of the following factors: (i) the offering was limited to a small number of persons, (ii) such persons had a pre-existing relationship with the Company and access to information that would be required in a registration statement, (iii) the offering was made through direct negotiations and did not include general advertising or solicitation, or (iv) such persons had sophisticated representatives.

      No underwriters were engaged by the Company in connection with any of the issuances described above and, accordingly, no underwriting discounts or commissions were paid.

Item 6. Selected Financial Data.

      The following table presents consolidated financial data, derived from the Company's audited financial statements, as restated for discontinued operations, for the five-year period ended June 30, 2001.

Selected Financial Data
  (in thousands, except per share data)

                                                Fiscal Year Ended June 30,
                                 ------------------------------------------------------------
                                   2001        2000         1999*        1998*         1997
                                 --------    --------     --------     --------      --------
Income Statement Data:
Net Sales from Continuing
  Operations                     $  9,021    $  8,235     $  6,401     $  7,317      $  4,652
(Loss) Income from Continuing
  Operations                      (11,714)    (11,060)      (5,545)        (378)       (1,235)
Income (Loss) from
  Discontinued Operations, Net
  of Income Taxes                   1,122      (7,521)      (4,096)         644         1,341
(Loss) on Disposal of
  Businesses                      (28,600)         --           --           --            --
Extraordinary Item                     --          --          870           --            --
Per Share - Basic and Diluted
  Continuing                     $   (.25)   $   (.38)    $   (.31)    $   (.10)     $   (.39)
Per Share - Basic and Diluted
  Discontinued:
  Income (loss) from
   Operations                         .02        (.21)        (.19)         .09           .30
  (Loss) from Disposal of
   Business                          (.60)         --           --           --            --
  Extraordinary Item                   --          --          .04           --            --
                                 --------    --------     --------     --------      --------
Net (Loss) Per Share             $   (.83)      (0.59)       (0.46)        (.01)         (.09)
                                 ========    ========     ========     ========      ========
Weighted Average Shares            47,842      35,124       22,036        7,251**       4,527

Balance Sheet Data:
Assets-Continuing Operations     $  3,657    $  6,337     $  6,283     $  8,677      $  4,785
Net (Liabilities) Assets of
  Businesses Held for Sale         (8,708)     27,260       45,202       17,665         3,977
Debt-Continuing Operations          5,484       4,243        3,079        2,222         1,618
Mandatory Redeemable
  Preferred Stock                      --          --        1,000           --            --
Stockholder's (Deficit) Equity    (16,264)     23,731       43,997       12,257         4,118

* As restated, see Note 2 of the notes to the consolidated financial statements.
** For fiscal year ended June 30, 1998, weighted average shares for diluted earnings per share purposes was 8,154,000 which would not change the per share amount.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto, and the other financial information included elsewhere in this Form 10-K.

Overview

      Interiors, Inc., a Delaware corporation ("Interiors" or the "Company"), is a designer, manufacturer and marketer of museum-quality traditional and contemporary picture frames, framed wall mirrors, oil paintings and prints under glass for the residential, commercial, institutional and contract markets. The Company primarily markets its products to museums, art galleries, designers, interior decorators and custom frame retailers. The Company's principal operations are located in Mount Vernon, New York.

Ability to Continue as a Going Concern

      The report of the Company's independent public accountants in connection with the Company's financial statements as of and for the years ended June 30, 2001 and 2000 contain an explanatory paragraph as to Company's ability to continue as a going concern. See "Additional Factors to Consider - Ability to Continue as a Going Concern."

Discontinued Operations

      During the fiscal year ended June 30, 2001, the Company sold the net assets of CSL, Troy and Windsor. In addition, the Company sold the stock of Model Home. As of June 30, 2001, the Company's wholly owned subsidiaries, Stylecraft, Petals, and Concepts, as well as its consolidated affiliate, Artisan House are considered discontinued operations. In August 2001, the Company sold the stock of Artisan House and on October 1 2001, the Company completed the sale of certain net assets of Stylecraft. Unless otherwise described herein, the information in this annual report relates to the Company's continuing operations, which consist primarily of its APF Master Framemakers division. See
Note 3 "Discontinued Operations" to the accompanying financial statements filed with this Annual Report on Form 10-K.

      As of June 30, 2001, the losses incurred on the sales of businesses which occurred as of such date and the anticipated sales of the other businesses were estimated to result in a net loss. During the first quarter of fiscal 2002, the Company sold the stock of Artisan House and, on October 1, 2001, it sold the assets of Stylecraft. The Company will attempt to complete the sales of Petals and Concepts in the second quarter of fiscal 2002. The estimated loss of $28,600,000 on the disposal of all businesses was recorded in the fourth quarter of fiscal 2001. This estimated loss includes losses on businesses sold during the third quarter of fiscal 2001, which had been previously deferred in accordance with EITF 85-36 since, at that time, it was anticipated that the sales of all the businesses would result in a net gain. The change to an estimated net loss is due to actual sale prices of businesses sold during the fourth quarter of fiscal 2001 and in early fiscal 2002 being lower than previously estimated. The sales prices have decreased because of poor operating results and deteriorating general economic conditions since the decision was made to sell these businesses. The results of operations of discontinued operations since December 31, 2000 were deferred and included in the loss on disposal of the businesses.

      The estimated loss of $28,600,000 is comprised of the following: (a) actual losses of approximately $29,000,000 on businesses sold prior to June 30, 2001, (b) actual losses of $5,900,000 for the results of operations of discontinued operations from December 31, 2000 until the date of disposition if prior to June 30, 2001, (c) estimated losses of approximately $15,500,000 for the results of operations (including interest on debt obligations, estimated investment fees and retention incentives) from June 30, 2001 until the actual or anticipated date of disposition of businesses not disposed of as of June 30, 2001 and (d) estimated net gains of approximately $21,800,000 on the sales of businesses not disposed of as of June 30, 2001.

      The results of operations for the fiscal years ended June 30, 2001 (through December 31, 2000), 2000 and 1999, are summarized as follows:

                                                                 (amounts in thousands)
                                       ----------------------------------------------------------------------------
                                                                    West        Habitat
Fiscal Year Ended June 30, 2001        Stylecraft      Petals       Coast      Solutions      Other         Total
                                       ----------      ------       -----      ---------      -----         -----
Net sales .........................      $25,782      $27,657      $18,823      $14,003      $  (417)      $85,848
Gross profit ......................        6,608       16,457        6,405        6,380           --        35,850
Interest expense ..................          354           74          556           97        3,984         5,065
Depreciation/amortization .........           96          307          421          941          306         2,071
Amortization of goodwill ..........           60           73          183          100           --           416

                                                                     West      Habitat
Fiscal Year Ended June 30, 2000        Stylecraft      Petals       Coast      Solutions      Other         Total
                                       ----------      ------       -----      ---------      -----         -----
Net sales .........................      $42,562      $48,479      $47,986      $23,648      $  (635)     $162,040
Gross profit ......................       11,389       28,824       10,086        9,963           --        60,262
Interest expense ..................        1,013           55        1,098          190        5,187         7,543
Depreciation/amortization .........          148          550          965        1,882          842         4,387
Amortization of goodwill ..........          135          136          624          164           --         1,059

                                                                    West        Habitat
Fiscal Year Ended June 30, 1999        Stylecraft      Petals       Coast      Solutions      Other         Total
                                       ----------      ------       -----      ---------      -----         -----
Net sales .........................      $13,946      $11,371      $43,347      $ 5,368          $--       $74,032
Gross profit ......................        4,709        6,734       13,210        2,646           --        27,299
Interest expense ..................          180           (3)       1,093           79        3,329         4,678
Depreciation/amortization .........           30           50          300           10        1,004         1,394
Amortization of goodwill ..........           45           33          440           11           --           529

      West Coast is comprised of the operations of Troy, CSL, Windsor and Decor.

      Revenues for the business segments are from external sales. Inter-segment sales totaled $417,000 and $635,000 in the fiscal years 2001 and 2000, respectively, and are reported under Other. There were no inter-segment sales for fiscal year 1999. Inter-segment sales were not significant for any business segment.

      Depreciation and amortization assigned to the business units represents amounts applicable to fixed assets and other intangible assets, excluding goodwill which is presented separately.

      Also reported under the Other category is the interest expense and default penalty under the Limeridge Note and the Endeavor Note, interest expense on acquisition debt instruments as well as the depreciation expense on a computer system that is no longer being implemented.

Results of Operations

      The Company's continuing operations consist of its APF Master Framemakers division and the rug and accessories business located in Mount Vernon, New York. The rug and accessories businesses was commenced during the third quarter of fiscal 2000 and has been wound down. The results of continuing operations presented below exclude the performance of Petals, Stylecraft, Habitat Solutions and the West Coast operations because these businesses are being presented as discontinued operations in the accompanying financial statements.

Comparison of Fiscal Years ended June 30, 2001 and 2000.

      Net sales for the fiscal year ended June 30, 2001 were $9,021,000 as compared to $8,235,000 for the same period in fiscal 2000, an increase of $786,000 primarily due to higher sales in the rug and accessory business. The Company has made the decision to wind down the rug and accessory business. As of June 30, 2001, the Company is winding up this business.

      Cost of goods sold for the fiscal year ended June 30, 2001 increased to $7,448,000 from $6,282,000 for the same period in fiscal 2000, an increase of $1,116,000, which includes $733,000 related to the write down of the rug and accessory inventory. Cost of goods sold for the fiscal year end June 30, 2000 includes $800,000 of start up related costs. Cost of goods sold includes the costs directly related to the recognition of the Company's net sales. The increase in costs of good sold was primarily due to the rugs and accessory business. As percentage of net sales, cost of goods sold for the fiscal year ended June 30, 2001 increased to 82.6% from 76.3% for the same period of the prior year. The decrease in profit margin resulted primarily from the decision to wind down the lower margin rug and accessory business.

      Selling, general and administrative expenses for the fiscal year ended June 30, 2001 was $11,155,000, which includes $616,000 for sample products primarily the new vision mirrors and picture frame corner samples and $1,797,000 representing the estimated write off to liquidate the rug and accessory business, compared to $11,978,000 for the comparable period of fiscal 2000, which includes $2,500,000 of start up expenses for the rug and accessory businesses. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales. The higher selling, general and administrative expenses is due to the higher expenses in the rug and accessory businesses and higher administrative expenses were also incurred as a result of higher costs incurred in the management of the various operations, which are reported in discontinued operations.

      Interest expense applicable to continuing operations increased to $2,132,000 for the fiscal year ended June 30, 2001 from $1,035,000 for the same period in fiscal 2000 principally due to the higher average borrowings, including the funding of the rug and accessory businesses and higher administrative expenses.

Comparison of Fiscal Years Ended June 30, 2000 and 1999

      Net sales for the fiscal year ended June 30, 2000 were $8,235,000 as compared to $6,401,000 for the 1999 fiscal year, an increase of $1,834,000 primarily due to the commencement of the rug and accessory businesses.

      Cost of goods sold for the fiscal year ended June 30, 2000 increased to $6,282,000 from $3,717,000 for the same period in 1999, an increase of $2,565,000. Costs of goods sold for the fiscal year ended June 30, 2000 includes $800,000 of start up related costs. Cost of goods sold includes the costs directly related to net sales. As a percentage of net sales, cost of goods sold for the fiscal year ended June 30, 2000 increased slightly to 76.3% from the 58.1% for the prior year due to the lower margin rug and accessory business.

      Selling, general and administrative expenses increased to $11,978,000 for the fiscal year ended June 30, 2000 as compared to $7,147,000 for the 1999 fiscal year, an increase of $4,831,000, which includes $2,500,000 of start up expenses for the rug and accessory businesses. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to the cost of products sold. The increase in general and administrative expenses was, in part, due to the Company's $2,500,000 of start up expenses for two new brands were incurred in the current fiscal year. In addition, higher expenses associated with the rug and accessory businesses and increased administrative expenses, incurred in the management of the various businesses.

      Interest expense decreased to $1,035,000 for the fiscal year ended June 30, 2000 from $1,082,000 for the same period in fiscal 1999 principally due to lower deferred financing fees partially off set by higher borrowings resulting from the commencement of rug and accessory business and the higher administrative expenses.

Liquidity and Capital Resources

      The consolidated financial statements that accompany this Form 10-K have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities as discussed below and in Note 3 - "Discontinued Operations."

      In an effort to generate the cash needed to cure the Company's defaults, reduce its high interest rate debt and maximize shareholder value, the Company hired DN Partners, an investment banking firm, to act as a financial advisor to assist the Board of Directors in the implementation of a formal plan to divest the Company of substantially all of its businesses, except for its APF Master Framemakers division ("APF"). See Item 1 "Business -- Acquisition History" and "-- Sales of Businesses." The Company's ability to generate the necessary cash proceeds will be materially effected by the order and timing of the sales of its businesses, as well as the amount of sale proceeds.

      For the fiscal years ended June 30, 2001, 2000 and 1999, the Company had losses from continuing operations of $11,714,000, $11,060,000 and $5,545,000, respectively. The Company had positive cash flow from operations of $193,000, for the year ended June 30, 2001, but had negative operating cash flows of $920,000 and $31,540,000 (which were primarily used for acquisitions) for the years ended June 30, 2000 and 1999, respectively. In addition, the Company classified a significant portion of its long-term debt as current liabilities because of its failure to meet certain requirements contained in the agreements governing its debt instruments. These factors, as well as those discussed elsewhere herein, raise substantial doubt about the Company's ability to continue as a going concern. See "Additional Factors to Consider."

      The Company's primary sources of cash during this period have been borrowings under the Foothill revolving loan agreement, the Investors Note, the sale of Series E Preferred Shares and from operations. At June 30, 2001, the Company had working capital deficit of $16,818,000. Included in current liabilities of $19,921,000 as of June 30, 2001 is net liabilities of business held for disposition of $8,708,000. Excluding the net liabilities of business held for disposition, the Company had a working capital deficit of $8,110,000.

      Net cash used in continuing operating activities during the year ended June 30, 2001 and 2000 was $8,054,000 and $11,473,000, respectively. The lower net cash usage during the year ended June 30, 2001 compared to the same period of 2000, is principally due to a decrease in inventories, a smaller increase in accounts payable and an increase in accounts receivable. Partially offsetting these lower cash usages was an increase in the loss from continuing operations. The year ended June 30, 2001 had a net loss from continuing operations of $11,714,000 compared to the net loss from continuing operations of $11,060,000 for the comparable period of 2000. The loss from continuing operations for the year ended June 30, 2000 included a non-cash charge of $1,467,000 related to the write down of the rug and accessory businesses.

      Net cash used in investing activities during the year ended June 30, 2001 and 2000 was $335,000 and $209,000, respectively, for capital expenditures.

      Net cash provided by financing activities during the year ended June 30, 2001 was $440,000 primarily from funds provided under the Foothill agreement of $2,230,000, the Investors Note of $450,000 and the sale of Series E Preferred Shares of $500,000. Cash in the amount of $2,729,000 was used for the repurchase of shares from the former owners of Concepts 4.

      At June 30, 2001, including the borrowings of discontinued operations, the Company had $27,070,000 of long term debt classified as current liabilities because the Company had defaulted on certain requirements governing its debt instruments. Included in these amounts are the 29% Secured Convertible Note due September 29, 2004 in favor of Limeridge LLC with a current principal amount of $12,990,626 (the "Limeridge Note") and the 29% Secured Convertible Note due September 29, 2004 in favor of The Endeavour Capital Investment Fund S.A. with a principal amount of $1,744,518 (the "Endeavour Note"). Also included is the Company's senior revolving credit facility in the amount of $11,835,000 and bank term loans of $500,000 with Foothill Capital Corporation ("Foothill"). The nature of the defaults under the Foothill agreements relate to financial covenants, repayment of over-advances and cross defaults under the Limeridge Note and the Endeavour Note. The nature of the defaults under the Limeridge Note and the Endeavour Note relate to registration rights, the de-listing of the Company's securities from the Nasdaq SmallCap Market and the failure to pay approximately $6,133,000 in accrued interest as of June 30, 2001.

      As of August 15, 2000, the Company entered into Amendment No. 1 to Loan Documents with Foothill (the "Foothill Amendment No. 1") pursuant to which Foothill agreed to extend the Company an overadvance of $500,000 until September 1, 2000 and forbear from taking any action to collect the amounts owed to them until the earlier to occur of (i) June 30, 2001 or (ii) a default under the Foothill Amendment No. 1.

      As of October 13, 2000, the Company entered into Amendment No. 2 to Loan Documents and Waiver with Foothill (the "Foothill Amendment No. 2") pursuant to which Foothill agreed to amend certain financial covenants and to waive cross defaults under the Limeridge Note and Endeavour Note until the earlier to occur of (i) October 1, 2000 or (ii) a default under the Foothill Amendment No. 2. The fee charged by Foothill for such amendment was $15,000.

      As of March 19, 2001, the Company entered into Amendment No. 3 to Loan Documents and Forbearance Agreement with Foothill (the "Foothill Amendment No. 3") pursuant to which Foothill agreed to forbear from taking any action to collect the amounts owed to them until June 30, 2001 or (ii) a default under the Foothill Amendment No. 3. The fee charged by Foothill for such amendment was $150,000. The Company's interest rate was also increased to 2.5% per annum over the prime rate and its maximum borrowing under its credit facility was reduced from $25,000,000 to $17,000,000.

      As of June 29, 2001, the Company entered into Amendment No. 4 to Loan Documents and Extended Forbearance Agreement with Foothill (the "Foothill Amendment No. 4") pursuant to which Foothill agreed to extend the Company an overadvance of $650,000 until August 24, 2001, amend certain financial covenants and forbear from taking any action to collect the amounts owed to them until August 31, 2001 or (ii) a default under the Foothill Amendment No. 4. The fee charged by Foothill for such amendment was $50,000. The Company's interest rate was also increased to 2.5% per annum over the prime rate and its maximum borrowing under its credit facility was reduced from $17,000,000 to $16,500,000. In addition, the Company was charged an early termination fee of $600,000, which is payable upon termination of the credit facility.

      As of August 31, 2001, the Company entered into Amendment No. 5 to Loan Documents and Second Extended Forbearance Agreement with Foothill (the "Foothill Amendment No. 5") pursuant to which Foothill agreed to forbear from taking any action to collect the amounts owed to them until September 28, 2001 or (ii) a default under the Foothill Amendment No. 5. The fee charged by Foothill for such forbearance was $65,000. The Company's maximum borrowing under its credit facility was reduced from $16,500,000 to $13,500,000.

      As of October 1, 2001, the Company entered into Amendment No. 6 to Loan Documents and Third Extended Forbearance Agreement with Foothill (the "Foothill Amendment No. 6") pursuant to which Foothill agreed to forbear from taking any action to collect the amounts owed to them until December 14, 2001 or (ii) a default under the Foothill Amendment No. 6. The fee charged by Foothill for such forbearance was $300,000. The Company's maximum borrowing under its credit facility was reduced from $13,500,000 to $2,335,000.

      In April 2001, the Company entered into a Forbearance and Acknowledgement Agreement with Limeridge and Endeavour (the "Limeridge/Endeavour Forbearance Agreement") pursuant to which Limeridge and Endeavour agreed not to take any action to collect any amounts owed to them until the earlier of (i) July 31, 2001, (ii) the date upon which the proceeds from the sale of the assets or capital stock of the Company's subsidiaries are sufficient to satisfy the Limeridge Note and the Endeavour Note or (iii) a default under the Limeridge/Endeavour Forbearance Agreement. The Limeridge/Endeavour Forbearance expired by its terms on July 31, 2001.

      As part of the Stylecraft transaction, the Company entered into the Comprehensive Amendment, Guaranty and Security Agreement dated as of September 28, 2001, pursuant to which the Company granted Limeridge and Endeavour a security interest in substantially all of the Company's assets in exchange for such parties' forbearance from foreclosing on the Limeridge Note and the Endeavour Note until December 31, 2001 notwithstanding that the Company remains in default with respect to the Limeridge Note and the Endeavour Note. The security interest is subordinated to the security interests securing the Foothill debt, the Investors Note and the Landis Note.

      On March 19, 2001, Petals and Stylecraft, wholly owned subsidiaries of the Company, executed a Senior Subordinated Secured Note due March 14, 2002 (the "Investors Note") in favor of Interiors Investors, LLC, a Delaware limited liability company ("Interiors Investors") in the original principal amount of $5,000,000. The Investors Note is subordinated to the Company's obligations owed to Foothill, secured by substantially all of the Company's assets and guaranteed by Interiors and the Company's Chairman, President and Chief Executive Officer and his spouse. The Investors Note accrues interest at 16% per annum until September 30, 2001 and 18% thereafter and is payable monthly commencing May 31, 2001. From time to time, the Company is required to prepay the Investors Note out of the proceeds of the sale of the assets or capital stock of the Company's subsidiaries. Interiors Investors is owned by Robert Berman, who controls Berman Industries, Inc., Stylecraft's largest vendor ("Berman Industries"), and Jimmy Webster, Stylecraft's Chief Executive Officer. The Company received net proceeds of $4,941,000, of which $2,000,000 was loaned to Stylecraft to pay accounts payable owed to Berman Industries, $2,941,000 was loaned to Petals for working capital requirements, of which $450,000 was paid to Foothill on behalf of Interiors to pay down the revolving loan. In connection with the sale of Stylecraft, the Company repaid $3.0 million principal amount of the Investors Note and the interest rate was increased to 20.0%

      On March 19, 2001, Petals, Stylecraft and Interiors Investors entered into a letter agreement (the "Investors Letter Agreement") pursuant to which upon the sale of the assets or capital stock of Petals and/or Stylecraft, the Company is obligated to pay Interiors Investors $2,200,000 plus $125,000 for each calendar month after October 1, 2001 until such event occurs. The Investors Letter Agreement expires on March 19, 2004. The amount is included as part of the calculation of a gain or loss on discontinued operations. In connection with the Stylecraft transaction, the Company paid Interiors Investors $2,200,000 to satisfy its obligations under the Investors Letter Agreement.

      As part of the sale of Stylecraft, on September 28, 2001, Petals, Stylecraft and Interiors Investors entered into a letter agreement (the "Second Investors Letter Agreement") pursuant to which upon the sale of the assets or capital stock of Petals, the Company is obligated to pay Interiors Investors $200,000 plus $30,000 for each calendar month after April 1, 2002 until such event occurs. The Second Investors Letter Agreement expires on September 28, 2004. The amount will be included as part of the calculation of a gain or loss on discontinued operations. In addition, Petals issued a promissory note due March 31, 2002 in the amount of $224,894 in favor of Berman Industries, Inc., Stylecraft's largest vendor.

      On October 12, 2000, the Company and the former shareholders of Concepts amended the terms of the purchase agreement pursuant to which the Company acquired all of the common stock of Concepts. Pursuant to the amended terms, the Company paid the former shareholders $3,388,000 during the second quarter of 2000. The Company also has purchase price obligations consisting of (a) a cash payment of $770,000 payable on December 15, 2000, which was satisfied by the delivery of a note as discussed below, (b) a cash payment of $1,218,000 payable on December 15, 2001, (c) a cash payment of $1,218,000 payable on December 15, 2002, and (e) a cash payment of $1,007,289 payable on March 10, 2003. Pursuant to the transaction, the Company also agreed to pay the former shareholders up to $4,500,000 upon the attainment of certain earnings goals by the Company. The amount, if any, will be determined by the earnings of Concepts for the fiscal years 2000, 2001 and 2002. For the calendar year 2000, the earnout was $1,289,000 which was recorded as additional goodwill. All purchase price obligations of the Company can be satisfied by the delivery of twelve month promissory notes bearing interest at 8% per annum and all earnout obligations can be satisfied by the delivery of eighteen month promissory notes bearing interest at 8% per annum. The December 15, 2000 payment of $770,000 and the earnout of $1,289,000 were satisfied by the issuance of promissory notes to the former shareholders of Concepts. During the third and fourth quarters of fiscal 2001, $351,000 has been paid on the $770,000 promissory note.

      The Company has also agreed to maintain an escrow account containing Class A Shares in an amount sufficient to satisfy all purchase price and earnout obligations relating to Concepts as they become due under the terms of the transaction. The former shareholders have agreed to vote such shares in support of the election of the nominees of Board of Directors as long as the Company is not in default under the amended purchase agreements. As of June 30, 2001, there was an aggregate of 9,999,999 Class A Shares held in the escrow account. The former shareholders have the option of removing Class A Shares from the escrow account in an amount necessary to satisfy any outstanding purchase price obligations or promissory notes delivered in connection therewith. The Company does not expect the shareholders to exercise this option given the current trading price of the Class A Shares.

      On October 11, 2000, the Company issued to Limeridge 1,747,565 Class A Shares upon conversion of $550,000 principal amount of the Limeridge Note.

      Due to a decrease in the price of the Class A Shares, during the first quarter and second quarter of fiscal 2001, the Company deposited an additional 2,915,951 and 2,419,100 Class A Shares, respectively, into an escrow account established to secure purchase price and future earnout obligations in connection with the Company's acquisition of Model Homes Interiors, Inc. ("Model Home"). In January 2001, the Company released from escrow 2,515,368 Class A Shares to the former owners of Model Home, valued at $325,000, representing the earnout for calendar year 2000 in accordance with the original acquisition agreement. The amount was recorded as additional goodwill related to the acquisition. In April 2001, these shares were returned to the Company when Model Home was sold by the Company to the former owners of Model Home. See Item 1 - "Sales of Businesses."

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

      The Company will attempt to complete its plan to discontinue certain of its operations within one year. The completion of such plan is dependent on numerous factors beyond the control of the Company, including without limitation, the marketability of the Company's subsidiaries and divisions, other comparable assets being offered by other sellers, interest rates, the Company's ability to find willing buyers, the capital markets, the continued performance of the Company's subsidiaries and divisions, and the Company's defaults under senior debt instruments and lack of capital resources needed to accomplish such sales. Notwithstanding the Company's ability to complete the sale of its discontinued obligations, it will not have sufficient proceeds to satisfy all of its obligations. The Company will be forced to seek additional financing alternatives or seek a liquidation of its remaining assets. See "Additional Factors to Consider - Estimated Loss on Disposal of Business; Failure to Satisfy Obligations."

Impact of Inflation

      The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplied and other operating costs could adversely effect the Company's operations, however, the Company believes that it should be able to increase prices to offset increases in cost of goods sold or other operating costs.

Sales Variations

      The Company's net sales are not generally subject to seasonal fluctuations experienced by certain retailers, however, the Company does experience some minor variations in the level of sales during the year. The first quarter of the Company's fiscal year (July through September) is generally the Company's slowest sales period due to the fact that the summer is typically when retailers are in their slowest purchasing period. During this time, the Company's warehouse and factory close for three to five days to take annual physical inventories and to consolidate vacation periods for certain of the Company's employees.

Additional Disclosure

      In fiscal 1998, the Company issued to Laurie Munn, wife of the Company's Chief Executive Officer, 1,350,000 options purchase Class B Shares at $1.19 per share. The options were exercised in fiscal 1999. The Company has recorded compensation expense of $896,000 for the fair value of the options. The Company has amortized $149,000 of such expense in fiscal 1998 and the balance of $747,000 in fiscal 1999. The financial statements accompanying this Form 10-K has been restated to reflect these items.

      In fiscal 1998, the Company issued to Mrs. Munn 730,000 Class B Shares at $0.70 per share while the Class A Shares were trading at $1.00 per share. The Company has determined to record a compensation expense of $219,000 in fiscal year 1998 for the $0.30 discount from the Class A Shares on January 9, 1998, the date that the Board approved the issuance. The financial statements accompanying this Form 10-K has been restated to reflect these items.

      As a result of a transaction in July 1998, the Company recorded an extraordinary gain in the amount of $1,370,500. The Company's gain was determined by allocating the cash and other assets that were paid by the Company in the transaction ($2,634,000) equally between the 1,500,000 Class A Shares returned to the Company and the obligations of the Company that were extinguished. The Company then deducted the book value of the assets that it transferred and its costs in the transaction from these amounts to determine the amount of its extraordinary gain.

      During the first three quarters and part of the fourth quarter of fiscal year 2000, Mr. Munn, the Company Chairman, President and Chief Executive Officer, managed the Company's west coast operations from the Company's headquarters in Mt Vernon, NY. Mr. Munn attempted to directly supervise lower level west coast personnel in integrating several acquired businesses while also attempting to grow the businesses' revenues. During June 2000, the Company hired a consultant to take a lead role in continuing Mr. Munn's plans for the west coast businesses. Upon a thorough review of the operations of these businesses conducted by the consultant, however, the consultant subsequently informed the Company that due to limitations in west coast personnel, existing business models and the need for additional capital infusions by the Company, the future prospects or these businesses were not as promising as previously anticipated. Therefore, the Company determined to (a) sell its lighting businesses located on the west coast, (b) significantly reduce the number of SKUs, including lighting products, that would be sold by its decorative accessories businesses, (c) outsource the bulk of its manufacturing processes located on the west coast and (d) reduce the number of employees on the west coast to an appropriate amount given the above changes to its businesses. As a result of these decisions, the Company dramatically changed the direction of its west coast decorative accessories businesses, thereby reducing the scale and related cash-flow of these business, making it impossible to recover the related assets. See Note 18 "Operations Quarterly Financial Data Unaudited" to the financial statements accompanying this Form 10-K.

      In the fourth quarter of fiscal year 2001, the Company recorded an estimated loss on the disposal of business of $28,600,000. During the fourth quarter the Company disposed of Model Home and Windsor operations. The Company had also received indications of interest for the other businesses to be disposed of, i.e. Petals, Stylecraft, Artisan House and Concepts. These indications of interest have been lower than previous estimates the Company believed the businesses could be sold for, in part due to the recent economic environment. The Company is continuing to evaluate the indications of interest for Petals and Concepts. During the first quarter of fiscal 2002, the Company sold the stock of Artisan House and on October 1, 2001 the Company sold certain net assets of Stylecraft. Based on the losses realized on the sale of businesses sold during the second and third quarters of fiscal 2001, which had been deferred in accordance with EITF 85-36 - "Discontinued Operations with Expected Gain and Interim Losses", in anticipation of a net gain on the disposal of all businesses, as well as lower earnings for the business to be disposed of, the Company recognized an estimated loss on the disposal of businesses.

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

      In particular, the Company has adopted a formal plan to sell substantially all of its assets and anticipates that such transactions in the aggregate will result in a net loss to the Company. The ability of the Company to complete these sales are dependent on numerous factors beyond the control of the Company, including without limitation, the marketability of the Company's subsidiaries and divisions, other comparable assets being offered by other sellers, interest rates, the Company's ability to find willing buyers, the capital markets, the continued performance of the Company's subsidiaries and divisions, and the Company's defaults under senior debt instruments and lack of capital resources needed to accomplish such sales.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk related to changes in interest rates based primarily on its financing activities. As of June 30, 2001, approximately $13,085,000 of the Company's total liabilities was subject to floating rates of which $10,443,000 is applicable to discontinued operations and $2,642,000 is applicable to continuing operations. The Company does not enter into financial instruments for hedging, speculation or for trading purposes.

Item 8. Financial Statements and Supplementary Data

      Reference is made to the Index to Consolidated Financial Statements on page F-1 for the Company's consolidated financial statements and notes thereto. Supplementary schedules for the Company have been omitted as not required or not applicable because the information required to be presented is included in the consolidated financial statements and related notes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

       Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by Item. 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission within 120 days of the end of the fiscal year.

Item 11. Executive Compensation

      The information required by Item. 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission within 120 days of the end of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item. 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission within 120 days of the end of the fiscal year.

Item 13. Certain Relationships and Related Transactions

      The information required by Item. 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed by the Company with the Commission within 120 days of the end of the fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statements, Supplementary Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this Report:

      1.    Financial Statements:

                  The Financial Statements are incorporated herein as part of
            Item 8 of this Report.

      2.    Exhibits:

                  See Index on Page 24 of this Report.

(b)   Reports on Form 8-K:

            There were no reports on Form 8-K filed during the last quarter of fiscal year ended June 30, 2001.

                                  EXHIBIT INDEX

Exhibit
  No.             Description of Exhibit
  ---             ----------------------

2.1 Stock Purchase Agreement, dated as of March 1, 1999, by and between Interiors, Inc. ("Interiors") and CSL Lighting Manufacturing, Inc. ("CSL"). 1/
2.2 Agreement and Plan of Merger dated December 31, 1998 by and between MHI Acquisition Corp., Interiors and Model Home Interiors, Inc. 2/
2.3 Stock Purchase Agreement dated August 27, 1998 by and among Interiors, Jimmy D. Webster, Jr., Bettye Jo Webster and Henry L. Gray. 3/
2.4 Agreement and Plan of Merger, dated July 2, 1998, by and among Troy Acquisition Corp., Interiors, Troy, Barry R. Jackson, and Todd R. Langner ("Langner"). 4/
2.5 Stock Purchase Agreement dated July 7, 1998, by and between Interiors and Bentley. 5/
2.6 Purchase Agreement dated December 11, 1999 by and among Interiors, and Mark N. Sklar, Drew M. Brown, the Bennett Dorrance Trust, the Bennett Dorrance, Jr. Trust, the Ashley Dorrance Trust, the Dorrance 1995 Issue Trust and DMB Property Ventures Limited Partnership. 6/
2.7 Stock Purchase Agreement dated October 27, 1999 by and among Interiors, Inc., Jerry Howard, Dennis Darlington, and the Mamer Family Trust dated October 1, 1997 14/
2.8 First Amendment to Stock Purchase Agreement dated December 15, 1999 by and among Interiors, Inc., Jerry Howard, Dennis Darlington and the Mamer Family Trust dated October 1, 1997 14/
2.9 Second Amendment to Stock Purchase Agreement among Interiors, Inc and Concepts 4, Inc., et al 15/
3.1         Certificate of Incorporation of Interiors. 7/
3.2 Certificate of Ownership and Merger between Interiors, Inc. and A.P.F. Holdings, Inc. 7/
3.3         Certificate of Amendment of Certificate of Incorporation of
            Interiors. 8/
3.4 Certificate of Designations, Rights and Preferences of Series A Preferred Stock. 8/
3.5 Certificate for Restoration, Renewal and Revival of the Certificate of Incorporation. 9/
3.6         Certificate of Merger of Interiors, Inc. into Interiors Holdings,
            Inc. 9/
3.7         By-Laws of Interiors. 7/
3.8 Certificate of Designations, Rights and Preferences of Series B Preferred Stock. 10/
3.9 Certificate of Designations, Rights and Preferences of Series C Preferred Stock. 10/
3.10 Certificate of Designation, Rights and Preferences of Series E Preferred Stock 16/
4.1         Specimen Class A Preferred Stock Certificate. 8/
4.2         Specimen Class A Common Stock Certificate. 8/
4.3         Specimen Class B Common Stock Certificate. 8/
4.4 7% Convertible Debenture due July 26, 2001, dated July 27, 1998, in the amount of $500,000, issued by Interiors to Dominion Capital Fund, Ltd. ("Dominion"). 9/
4.5 7% Convertible Debenture due July 26, 2001, dated July 27, 1998, in the amount of $500,000, issued by Interiors to Sovereign Partners, L.P. ("Sovereign"). 9/
4.6 7% Convertible Debenture due July 29, 2001, dated July 30, 1998, in the amount of $1,250,000, issued by Interiors to RBB Bank AG ("RBB"). 9/
4.7 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Dominion. 9/
4.8 Common Stock Purchase Warrant A to Purchase 214,286 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Sovereign. 9/

4.9 Common Stock Purchase Warrant A to Purchase 535,714 Shares of Common Stock of Interiors, dated July 30, 1998, issued by Interiors to RBB. 9/
4.10 Common Stock Purchase Warrant B to Purchase 50,000 Shares of Common Stock of Interiors, dated July 27, 1998, issued by Interiors to Cardinal Capital Management Inc. ("Cardinal"). 9/
4.11 Common Stock Purchase Warrant B to Purchase 62,500 Shares of Common Stock of Interiors, dated July 30, 1998, issued by Interiors to Cardinal. 9/
4.12 Registration Rights Agreement, dated July 27, 1998, by the Holders listed therein and Interiors. 9/
4.13 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, issued by Interiors to Sovereign. 9/
4.14 Common Stock Purchase Warrant A to Purchase 187,500 Shares of Common Stock of Interiors, dated August 25, 1998, issued by Interiors to Dominion. 9/
4.15 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Sovereign. 9/
4.16 7% Convertible Debenture due August 24, 2001, in the amount of $375,000, issued by Interiors to Dominion. 9/
4.17 Registration Rights Agreement, dated August 25, 1998, by the Holders listed therein and Interiors. 9/
4.18 Escrow Agreement dated July 2, 1998 by and among Buyer, U.S. First Trust, a national association, and Barry R. Jackson. 10/
4.19 The Windsor Art, Inc. Voting Trust Agreement No. 1 dated July 30, 1998 by and among Lloyd R. Abrams and Max Munn, Buyer and Bentley. 10/
4.20 Series B Warrant to purchase up to 2,000,000 Class A Shares issued to Seaside Partners, L.P. 10/
4.21        Form of 12% Convertible Promissory Notes. 10/
4.22 Form of Registration Rights Agreement by and among Interiors and minority shareholders of Petals. 10/
4.23 Form of Warrant to Purchase Class A Shares issued to minority shareholders of Petals. 10/
4.24 10% Convertible Promissory Note dated March 23, 1999 in the amount of $2,000,000 issued to majority shareholder of Petals. 10/
4.25 Secured Convertible Note Purchase Agreement dated as of September 30, 1999 between Limeridge LLC and Interiors, Inc. 14/
4.26 Secured Convertible Note dated as of September 30, 1999 in favor of Limeridge LLC 14/
4.27 Common Stock Purchase Warrant dated as of September 30, 1999 in favor of Limeridge LLC. 14/
4.28 Convertible Note Exchange Agreement December 31, 1999, by and between Interiors, Inc. and Endeavour Capital Fund SA 14/
4.29 Secured Convertible Note due September 29, 2004 in favor of Endeavour Capital Fund, SA 14/
4.30 Common Stock Purchase Warrant dated as of December 31, 1999 and Endeavour Capital Fund, SA 14/
10.1 Security Agreement, dated November 13, 1990, between Interiors and United Credit Corporation and amendments thereto dated November 13, 1990, January 7, 1992, October 11, 1991, December 15, 1992 and June 23, 1993. 7/
10.2 Standstill Agreement, dated as of March 1, 1999, by and between Interiors, Inc. ("Interiors") and CSL Lighting Manufacturing, Inc. ("CSL"). 1/
10.3        1994 Stock Option and Appreciation Rights Plan. 11/
10.4        1994 Director Stock Option and Appreciation Rights Plan. 12/
10.5        Revised form of Warrant Exercise Fee Agreement. 11/
10.6 Consulting Agreement, dated October 1, 1993, between Morris Munn and Interiors. 11/

10.7        Employment Agreement, dated November 1, 1998, between Interiors and
            Max Munn.
10.8 Promissory Note, dated March 10, 1998, made by Interiors in favor of Michael H. Greeley ("Greeley"), in the principal sum of $794,379. 9/
10.9 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $3,300,300. 5/
10.10 Non-Negotiable Promissory Note, dated July 30, 1998, made by Interiors in favor of Bentley, in the principal sum of $2,000,000. 5/
10.18 Consulting Agreement, dated July 30, 1998, by and among Windsor, Lloyd R. Abrams, and Interiors. 5/
10.19 Securities Purchase and Registration Rights Agreement, dated July 30, 1998, by and among Max Munn, Bentley, and Interiors. 5/
10.20 Employment Agreement, dated March 10, 1998, by and between Greeley and Henlor. 13/
10.21 Employment Agreement, dated August 14, 1998, by and between Interiors and Langner. 4/
10.22 Stock Purchase Agreement dated as of July 30, 1999 by and among Interiors, Barry R. Jackson, U.S. Bank Trust and the entities listed on Schedule A annexed thereto.*
10.23 Letter Agreement dated August 2, 1999 by and among Interiors, Sovereign, Dominion and Dominion Investment Fund, LLC. 14/
10.24 Registration Rights Agreement dated as of September 30, 1999 between Limeridge LLC and Interiors, Inc. 14/
10.25 Security Agreement dated as of September 30, 1999 between Limeridge LLC, Interiors, Inc. and Petals, Inc. 14/
10.26 Registration Rights Agreement dated as of December 31, 1999 between Endeavour Capital Fund, SA and Interiors, Inc. 14/
10.27 Security Agreement dated as of December 31, 1999 between Endeavour Capital Fund, SA, Interiors, Inc. and Petals, Inc. 14/
10.28 Letter Agreement dated August 2, 1999 by and among Interiors, Sovereign, Dominion and Dominion Investment Fund, LLC. 14/
10.29       Conversion Agreement between Seaside Partners, L.P. and Interiors,
            Inc. 15/
10.30 Consolidated Promissory Note dated November 1, 2000 in the principal amount of $2,504,000 executed by Laurie Munn in favor of Interiors, Inc. 16/
10.31 Pledge Agreement dated November 1, 2000 executed by Laurie Munn in favor of Interiors, Inc. 16/
10.32 Promissory Note dated January 16, 2001 in the principal amount of $500,000 executed by Laurie Munn in favor of Interiors, Inc. 16/
10.33 Subordinated Pledge Agreement dated January 16, 2001 executed by Laurie Munn in favor of Interiors, Inc. 16/
10.34 Promissory Note dated as of March 19, 2001 issued by Stylecraft Lamps, Inc. and Petals, Inc. in favor of Interiors Investors,
            LLC 17/
10.35 Security Agreement dated as of March 19, 2001 executed by Petals, Inc. in favor of Interiors Investors, LLC 17/
10.36 Security Agreement dated as of March 19, 2001 executed by Stylecraft Lamps, Inc. in favor of Interiors Investors, LLC 17/
10.37 Security Agreement dated as of March 19, 2001 executed by Interiors, Inc., et al in favor of Interiors Investors, LLC 17/
10.40 Guaranty dated as of March 19, 2001 executed by Interiors, Inc. in favor of Interiors Investors, LLC 17/
10.41 Guaranty dated as of March 19, 2001 executed by affiliates of Interiors, Inc. in favor of Interiors Investors, LLC 17/
10.42 Personal Guaranty dated March 19, 2001 executed by Max Munn and Laurie Munn in favor of Interiors Investors, LLC 17/
10.43 Letter Agreement dated March 19, 2001 by and among Interiors Investors, LLC, Stylecraft Lamps, Inc. and Petals, Inc. 17/

10.44 Forbearance and Acknowledgement Agreement dated as of April 26, 2001 by and among Interiors, Inc., Petals, Inc., Stylecraft Lamps, Inc., Habitat Solutions, Inc., Limeridge LLC, The Endeavour Capital Fund, S.A. and The Endeavour Capital Investment Fund, S.A. 17/
10.45 Guaranty of Obligations dated as of April 26, 2001 by and between Max Munn, Laurie Munn, Limeridge LLC, The Endeavour Capital Fund, S.A. and The Endeavour Capital Investment Fund, S.A. 17/
10.46 Amendment No. 3 to Loan Documents and Forbearance Agreement dated as of March 19, 2001 by and among Interiors, Inc., et al and Foothill Capital Corporation 17/
11.1        Statement re: computation of per share earnings.
21.1        Subsidiaries of the Registrant. 14/
99.1        U.S. Patent and Trademark Office Trademark Reg. No. 1,736,623. 7/
99.2        U.S. Patent and Trademark Office Service Mark Reg. No. 1,783,694. 7/

*           Filed herewith.

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

14/ Previously filed as an exhibit to Annual Report on Form 10-K for fiscal year ended June 30, 2000 (File No. 0-24352), which exhibit is incorporated herein by this reference.

15/ Previously filed as an exhibit to Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2000 (File No. 0-24352), which exhibit is incorporated herein by this reference.

16/ Previously filed as an exhibit to Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2000 (File No. 0-24352), which exhibit is incorporated herein by this reference.

17/ Previously filed as an exhibit to Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2001 (File No. 0-24352), which exhibit is incorporated herein by this reference.

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

Signature                     Title                               Date
---------                     -----                               ----

/s/ MAX MUNN                  Chairman, President, Chief        October 15, 2001
---------------------------   Executive Officer, and Director
Max Munn

/s/ ROBERT J. CONOLOGUE       Chief Financial Officer,          October 15, 2001
---------------------------   Executive Vice President
Robert J. Conologue           and Principal Accounting
                              Officer

/s/ ROGER LOURIE              Director                          October 15, 2001
---------------------------
Roger Lourie

/s/ RICHARD JOSEPHBERG        Director                          October 15, 2001
----------------------------
Richard Josephberg

                                     PART IV

Item 14. Index to Consolidated Financial Statements of Interiors, Inc. and Subsidiaries

                                                                            Page
                                                                            ----

Report of Independent Public Accountants.....................................F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2001 and 2000.....................F-3

Consolidated Statements of Operations for the
Years Ended June 30, 2001, 2000 and 1999.....................................F-4

Consolidated Statements of Stockholders' (Deficit)
Equity for the Years Ended June 30, 2001, 2000 and 1999......................F-5

Consolidated Statements of Cash Flows for
the Years Ended June 30, 2001, 2000 and 1999.................................F-8

Notes to Consolidated Financial Statements...................................F-9

Financial Statement Schedule:

Schedule II. Valuation and Qualifying Accounts and Reserves..................S-1

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Interiors, Inc.:

We have audited the accompanying consolidated balance sheets of Interiors, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000 (as restated in Note 2), and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001, June 30, 2000 and June 30, 1999 (as restated in Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interiors, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring net losses and negative cash flows from continuing operations and at June 30, 2001, had a net working capital deficit and negative stockholders' equity. In addition, as discussed in Notes 1 and 3, the Company is discontinuing a majority of its operations and the ultimate amount of sale proceeds from such disposition is not currently expected to satisfy its liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 and
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


/s/ Arthur Andersen, LLP

New York, New York
October 11, 2001

                        INTERIORS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             June 30, 2001 and 2000
                    (amounts in thousands, except share data)

                                                                                                          2001            2000*
                                                                                                          ----            -----
                                            Assets
Current Assets:
  Cash and cash equivalents ......................................................................      $    450        $    152
  Accounts receivable, net of reserves of $433 and $35 in 2001 and 2000, respectively ............         1,021           1,385
  Inventories ....................................................................................         1,224           2,923
  Other current assets ...........................................................................           408             598
  Assets of businesses held for disposition, net .................................................            --          27,260
                                                                                                        --------        --------
         Total current assets ....................................................................         3,103          32,318
                                                                                                        --------        --------

Property and Equipment, net ......................................................................           402             531

Other Assets, net ................................................................................           152             748
                                                                                                        --------        --------
         Total assets ............................................................................      $  3,657        $ 33,597
                                                                                                        ========        ========

                             Liabilities and Stockholders' Equity

Current Liabilities:
  Notes payable and current maturities of long-term debt .........................................      $  5,484        $  4,243
  Accounts payable ...............................................................................         2,000           1,376
  Accrued liabilities ............................................................................         3,729           4,247
  Liabilities of businesses held for disposition, net ............................................         8,708              --
                                                                                                        --------        --------
         Total current liabilities ...............................................................        19,921           9,866
                                                                                                        --------        --------
Commitments and Contingencies  (Note 13)

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,300,000 shares authorized:
     Series A Redeemable Convertible Preferred Stock, $.01 par value, 2,870,000 shares authorized, 804,937 and 850,802 shares issued and outstanding in
       2001 and 2000, respectively ...............................................................             8               9
     Series B Redeemable Convertible Preferred Stock, $.01 par value, 200,000 shares
       authorized, issued and outstanding in 2000 ................................................            --               2
     Series E Redeemable Convertible Preferred Stock, $1,000 liquidation value, 2,000 shares
       authorized, 1000 shares issued and outstanding in 2001 ....................................         1,000              --
  Class A common stock, $.001 par value, 60,000,000 shares authorized, 48,549,743 and
       37,271,457 shares issued and outstanding in 2001 and 2000, respectively ...................            49              37
  Class B common stock, $.001 par value, 2,500,000 shares authorized, 2,455,000 shares issued
       and outstanding in 2001 and 2000 ..........................................................             2               2
  Treasury stock, at cost, 7,402,771 and 45,400 shares in 2001 and 2000, respectively ............          (629)            (41)
  Accreted Dividends on Series B Redeemable Convertible Preferred Stock ..........................            --           2,000
  Additional paid-in-capital .....................................................................        66,119          64,458
  Accumulated deficit ............................................................................       (79,351)        (39,774)
  Notes receivable ...............................................................................        (3,462)         (2,962)
                                                                                                        --------        --------
         Total stockholders' (deficit) equity ....................................................       (16,264)         23,731
                                                                                                        --------        --------
         Total liabilities and stockholders' equity ..............................................      $  3,657        $ 33,597
                                                                                                        ========        ========

*As restated, see Notes 2 and 3.

  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES

                      Consolidated Statements Of Operations
                For the Years Ended June 30, 2001, 2000 and 1999
                  (amounts in thousands, except per share data)

                                                                                       2001            2000*           1999*
                                                                                     --------        --------        --------
Net Sales .....................................................................      $  9,021        $  8,235        $  6,401

Cost of Goods Sold ............................................................         7,448           6,282           3,717
                                                                                     --------        --------        --------

Gross profit ..................................................................         1,573           1,953           2,684

Selling, General, and Administrative Expenses .................................        11,155          11,978           7,147
                                                                                     --------        --------        --------
(Loss) from operations ........................................................        (9,582)        (10,025)         (4,463)

Interest expense ..............................................................         2,132           1,035           1,082
                                                                                     --------        --------        --------
Loss) before provision (benefit) for income taxes, discontinued operations
 and extraordinary item .......................................................       (11,714)        (11,060)         (5,545)

Provision (Benefit) for Income Taxes ..........................................            --              --              --
                                                                                     --------        --------        --------

Income (Loss) before discontinued operations and extraordinary item ...........       (11,714)        (11,060)         (5,545)

Discontinued Operations:
Income (Loss) from discontinued operations, net of provision for income
taxes of $169, $308 and $200, respectively ....................................         1,122          (7,521)         (4,096)

(Loss) on disposal of businesses ..............................................       (28,600)             --              --

Extraordinary gain from early extinguishment of debt, net .....................            --              --             870
                                                                                     --------        --------        --------

Net (Loss) ....................................................................      $(39,192)       $(18,581)       $ (8,771)
                                                                                     ========        ========        ========

Earnings Per Common Share:
Basic and Diluted:
Continuing ....................................................................      $   (.25)       $   (.38)       $   (.31)
Discontinued:
  Income (loss) from operations ...............................................           .02            (.21)           (.19)
  (Loss) from disposal of businesses ..........................................          (.60)             --              --
  Extraordinary item ..........................................................            --              --             .04
                                                                                     --------        --------        --------
                                                                                     $   (.83)       $   (.59)       $   (.46)
                                                                                     ========        ========        ========
Weighted Average Number of Shares Used in Computation of (Loss) Income
  Per Share:
 Basic and diluted .............................................................       47,842          35,124          22,036
                                                                                     ========        ========        ========

 * As restated, see Notes 2 and 3

  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES

            Consolidated Statements of Stockholders' (Deficit) Equity
                For the Years Ended June 30, 2001, 2000 and 1999
                             (amounts in thousands)

                                                      Series A   Series B   Series E  Class A  Class B   Additional
                                                     Preferred  Preferred  Preferred  Common   Common      Paid in   Accumulated
                                                       Stock       Stock     Stock     Stock    Stock     Capital*    (Deficit)*
                                                       -----       -----     -----     -----    -----     --------    ----------
Balance, June 30, 1998                                   $7        $--       $--        $ 20      $2      $ 22,123      $(8,945)

   Class B Common shares issued...................                                                 1         2,004
   Series B Preferred shares issued, net of
     expenses.....................................                   1                                       1,004
   Series C Preferred shares issued, net of
     expenses.....................................                                                           4,480
   Conversion of Preferred to Class A Common......      (19)                               6                    13
   Escrow shares..................................                                         5                    (5)
   CSL acquisition................................                                                           1,927
   Troy Lighting acquisition......................                                         1                   974
   Windsor Art acquisition........................                                         2                 2,530
   MHI acquisition................................                                         1                 2,299
   Exercise of Class WA Warrants..................                                                             361
   Exercise of Class WB Warrants..................                                         3                 5,589
   Exercise of Class WC Warrants..................       23                                                 12,572
   Exercise of other warrants.....................                                         1                 1,150
   Warrants issued with convertible debentures....                                                           1,000
   Warrants issued in Petals acquisition..........                                                              50
   Shares issued for services rendered............                                                             343
   Shares issued in connection with settlement....                                                              42
   Escrow shares transferred to outside investor..                                         1      (1)        1,200
   Shares issued in connection with employment
     agreement....................................                                                             125
   Discount incurred with convertible notes.......                                                             728
   Class A shares issued, convertible notes.......                                         2                 1,933
   Stock dividend.................................                                                             448         (448)
   Windsor Art extinguishment of debt.............                                                                       (1,317)
   Retirement of treasury stock...................                                                          (1,317)        1,317
   Escrow shares transferred to outside investor..                                                           2,775
   Shares issued for Stylecraft finance charges...                                                              16
   Retirement of escrow and Windsor shares........                                       (12)                   12
   Accretion of Dividend-Warrants Series C
     Preferred Stock..............................                                                             832         (832)

                                                   Treasury     Note
                                                     Stock   Receivable  Total
                                                     -----   ----------  -----
Balance, June 30, 1998                                 $--     $(948)   $12,259

   Class B Common shares issued...................            (1,607)       398
   Series B Preferred shares issued, net of
     expenses.....................................                        1,005
   Series C Preferred shares issued, net of
     expenses.....................................                        4,480
   Conversion of Preferred to Class A Common......
   Escrow shares..................................
   CSL acquisition................................                        1,927
   Troy Lighting acquisition......................                          975
   Windsor Art acquisition........................                        2,532
   MHI acquisition................................                        2,300
   Exercise of Class WA Warrants..................                          361
   Exercise of Class WB Warrants..................                        5,592
   Exercise of Class WC Warrants..................              (382)    12,213
   Exercise of other warrants.....................                        1,151
   Warrants issued with convertible debentures....                        1,000
   Warrants issued in Petals acquisition..........                           50
   Shares issued for services rendered............                          343
   Shares issued in connection with settlement....                           42
   Escrow shares transferred to outside investor..                        1,200
   Shares issued in connection with employment
     agreement....................................                          125
   Discount incurred with convertible notes.......                          728
   Class A shares issued, convertible notes.......                        1,935
   Stock dividend.................................
   Windsor Art extinguishment of debt.............                       (1,317)
   Retirement of treasury stock...................                           -0-
   Escrow shares transferred to outside investor..              (275)     2,500
   Shares issued for Stylecraft finance charges...                           16
   Retirement of escrow and Windsor shares........
   Accretion of Dividend-Warrants Series C
     Preferred Stock................................

                        INTERIORS, INC. AND SUBSIDIARIES

                For the Years Ended June 30, 2001, 2000 and 1999
                             (amounts in thousands)

                                                      Series A    Series B   Series E  Class A  Class B   Additional
                                                     Preferred   Preferred  Preferred  Common   Common      Paid in   Accumulated
                                                       Stock       Stock      Stock     Stock    Stock     Capital*    (Deficit)*
                                                       -----       -----      -----     -----    -----     --------    ----------
   Finance charges connected with 12% promissory
     notes.......................................                                                               49
   Stock options issued to officer...............                                                               75
   Deferred financing expense....................                                                               82
   Net income (loss) through June 30, 1999.......                                                              747      (8,771)
                                                  ----------------------------------------------------------------------------------
Balance, June 30, 1999                                 11            1                    30        2       66,161     (18,996)

   Conversion of Series A Preferred stock to
     common stock................................      (2)                                 1                     1
   Shares issued in connection with employment
     agreement...................................                                                               75
   Additional shares issued regarding MHI
     acquisition.................................                                          2                   642
   Shares issued regarding Concepts 4 acquisition                                          4                 2,819
   Retirement of stock...........................                                                              (25)
   Reclassification of Mandatory Redeemable
     Preferred Series B to Equity................                    1                                         999
   Conversion of Preferred Series C shares to
     debt........................................                                                           (6,527)
   Conversion of debt to equity..................                                                              291
   Repurchase of common shares...................
   Payments received on notes receivables........
   Warrants issued in connection with debt.......                                                              662
   Accretion of Dividend - Warrants Stock Series
     C Preferred.................................                                                            1,168      (1,168)
   Preferred Series C dividend...................                                                                         (279)
   Dividends Preferred Series A and B, net of
     reversals...................................                                                              192        (750)
   Net loss through June 30, 2000................                                                                      (18,581)
                                                  ----------------------------------------------------------------------------------
Balance, June 30, 2000                                  9            2                    37        2       66,458     (39,774)

   Conversion of Preferred stock to common stock.      (1)                                 1
   Additional shares issued regarding Model Home
     acquisition and earnout for calendar 2000...                                          5                   320

                                                   Treasury     Note
                                                     Stock   Receivable  Total
                                                     -----   ----------  -----
   Finance charges connected with 12% promissory
     notes.......................................                            49
   Stock options issued to officer...............                            75
   Deferred financing expense....................                            82
   Net income (loss) through June 30, 1999.......                        (8,024)
                                                     ---------------------------
Balance, June 30, 1999                                         (3,212)   43,997

   Conversion of Series A Preferred stock to
     common stock................................
   Shares issued in connection with employment
     agreement...................................                            75
   Additional shares issued regarding MHI
     acquisition.................................                           644
   Shares issued regarding Concepts 4 acquisition                         2,823
   Retirement of stock...........................                           (25)
   Reclassification of Mandatory Redeemable
     Preferred Series B to Equity................                         1,000
   Conversion of Preferred Series C shares to
     debt........................................                        (6,527)
   Conversion of debt to equity..................                           291
   Repurchase of common shares...................      (41)                 (41)
   Payments received on notes receivables........                 250       250
   Warrants issued in connection with debt.......                           662
   Accretion of Dividend - Warrants Stock Series
     C Preferred.................................
   Preferred Series C dividend...................                          (279)
   Dividends Preferred Series A and B, net of
     reversals...................................                          (558)
   Net loss through June 30, 2000................                       (18,581)
                                                     ---------------------------
Balance, June 30, 2000                                 (41)    (2,962)   23,731

   Conversion of Preferred stock to common stock.
   Additional shares issued regarding Model Home
     acquisition and earnout for calendar 2000...                           325

                        INTERIORS, INC. AND SUBSIDIARIES

      Consolidated Statements of Stockholders' Deficit) Equity (Concluded)
                For the Years Ended June 30, 2001, 2000 and 1999
                             (amounts in thousands)

                                                      Series A    Series B   Series E  Class A  Class B   Additional
                                                     Preferred   Preferred  Preferred  Common   Common      Paid in   Accumulated
                                                       Stock       Stock      Stock     Stock    Stock     Capital*    (Deficit)*
                                                       -----       -----      -----     -----    -----     --------    ----------
   Additional shares issued regarding Concepts
     acquisition.................................                                        3                      (3)
   Return of shares issued for Concepts purchase
     price obligation paid in December 2000......                                       (8)                 (2,721)
   Seaside Partners exercise of warrants,
     conversion of Series B Preferred Shares and
     Conversion of debt..........................                   (2)                  6                   1,219
   Partial conversions of Limeridge debt.........                                        2                     548
   Return of Class A Common Stock from the sale
     of Model Homes, Inc.........................
   Shares issued in partial settlement of
     liability for shares issued for Troy
     acquisition.................................                                        2                     298
   Sale of Series E Redeemable Convertible
     Preferred stock.............................                             1,000
   Dividends declared on Series A and Series E
     Preferred Stock.............................                                                                         (385)
   Net loss through June 30, 2001................                                                                      (39,192)
                                                  --------------------------------------------------------------------------------
Balance, June 30, 2001                                  $8        --         $1,000    $49         $2      $66,119    $(79,351)
                                                  ================================================================================

                                                 Treasury     Note
                                                   Stock   Receivable   Total
                                                   -----   ----------   -----
   Additional shares issued regarding Concepts
     acquisition.................................
   Return of shares issued for Concepts purchase
     price obligation paid in December 2000......                        (2,729)
   Seaside Partners exercise of warrants,
     conversion of Series B Preferred Shares and
     Conversion of debt..........................                         1,223
   Partial conversions of Limeridge debt.........                           550
   Return of Class A Common Stock from the sale
     of Model Homes, Inc.........................    (588)                 (588)
   Shares issued in partial settlement of
     liability for shares issued for Troy
     acquisition.................................                           300
   Sale of Series E Redeemable Convertible
     Preferred stock.............................              (500)        500
   Dividends declared on Series A and Series E
     Preferred Stock.............................                          (385)
   Net loss through June 30, 2001................                       (39,192)
                                                   -----------------------------
Balance, June 30, 2001                              $(629)  $(3,462)   $(16,264)
                                                   =============================

*As restated, see Note 2. In addition, amounts reported in Additional Paid in Capital column include the amounts reported in accreted dividends on series B Redeemable convertible Preferred Stock and Additional Paid in Capital on the accompanying Consolidated Balance Sheets.

The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                For the Years Ended June 30, 2001, 2000 and 1999
                             (amounts in thousands)

                                                                                          2001            2000*           1999*
                                                                                        --------        --------        --------
Cash Flow From Operating Activities:
     (Loss) income from continuing operations ....................................      $(11,714)       $(11,060)       $ (5,545)
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization ...............................................           328             448             300
     Provision for losses on accounts receivable .................................           398              35              --
     Provision for inventory .....................................................           553             300              --
     Non-cash financing charge ...................................................           328             334             575
     Provision for issuance of stock and options .................................            --              75           1,257
     Changes In Assets and Liabilities:
        (Increase) decrease in accounts receivable ...............................           (34)           (400)            107
        Decrease (increase) in inventories .......................................         1,146          (1,464)           (395)
        Decrease (increase) in prepaid expenses and other current assets .........           190             715             623
        Decrease (increase) in other assets ......................................           268            (366)            412
        Increase (decrease) in accounts payable and accrued expenses .............           483             (90)          1,288
                                                                                        --------        --------        --------
     Net cash (used in) continuing operating activities ..........................        (8,054)        (11,473)         (1,378)
     Net cash provided by (used in) discontinued operations activities ...........         8,247          10,553         (30,162)
                                                                                        --------        --------        --------
     Net cash produced by (used) in operations ...................................           193            (920)        (31,540)
                                                                                        --------        --------        --------
Cash Flow From Investing Activities:
     Capital expenditures ........................................................          (335)           (209)           (386)
                                                                                        --------        --------        --------
     Net cash (used in) investing activities .....................................          (335)           (209)           (386)
                                                                                        --------        --------        --------
Cash Flow From Financing Activities:
     Borrowing from Foothill under revolving loans ...............................         2,230             412              --
     Loan from Petals from proceeds of Investors Note ............................           450              --              --
     Repurchases of stock ........................................................        (2,729)            (41)             --
     Repayments of debt and capitalized lease obligations ........................           (11)             --            (460)
     Net proceeds from exercise of common and preferred stock warrants ...........            --              --          19,320
     Net proceeds from sale of common and preferred stock and options ............           500              --          10,185
     Other, net ..................................................................            --             225              --
                                                                                        --------        --------        --------
     Net cash provided by financing activities ...................................           440             596          29,045
                                                                                        --------        --------        --------
     Net (decrease) increase in cash .............................................           298            (533)         (2,881)
     Cash, beginning of year .....................................................           152             685           3,566
                                                                                        --------        --------        --------
     Cash, end of year ...........................................................      $    450        $    152        $    685
                                                                                        ========        ========        ========

*As restated, see Notes 2 and 3

  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Going Concern Matters

Business

      Interiors, Inc., a Delaware corporation ("Interiors" or the "Company"), is a designer, manufacturer and marketer of museum-quality traditional and contemporary picture frames, framed wall mirrors, oil paintings and prints under glass for the residential, commercial, institutional and contract markets. The Company primarily markets its products to museums, art galleries, designers, interior decorators and custom frame retailers. The Company's operations are primarily located in Mount Vernon, New York.

      From 1994 through early 1998, Interiors' principal operating division was A.P.F. Master Framemakers, a manufacturer of antique and contemporary picture and mirror frames for museums, art galleries, interior designers, collectors, frame retailers, and upscale furniture and department stores.

      From March 1998 until December 1999, the Company rapidly acquired additional businesses in the decorative accessories industry. The Company acquired various different businesses.

      Throughout 1999 and 2000, the Company had difficulty integrating many of the businesses it had recently acquired. The Company also defaulted on the high interest rate debt obligations undertaken to finance its acquisition strategy. Therefore, in an effort to generate cash needed to reduce the Company's debt and maximize shareholder value, the Board of Directors adopted a formal plan during the second half of 2000 to sell substantially all of the recently acquired businesses. The Company retained DN Partners, an investment-banking firm, to assist in the sale of the various businesses. The proceeds from the sale of these businesses were used to repay Foothill debt. As of October 8, 2001, the Company had completed the sales of all of these businesses with the exception of Petals and Concepts. See Note 3 - Discontinued Operations. Following these transactions, the Company's business will once again primarily consist of its APF Master Framemakers division located in Mount Vernon, New York.

Going Concern Matters
General

      The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the years ended June 30, 2001 and 2000, the Company had net losses of $39,192,000 and $18,581,000, respectively. The net loss for the fiscal year 2001 includes $28,600,000 representing estimated loss on the disposal of businesses. See Note 3 - Discontinued Operations. The Company had operating cash flow of $193,000 in fiscal 2001 but had negative operating cash flows of $920,000 and $31,540,000 (which was used for acquisitions) for the years ended June 30, 2000 and 1999, respectively. In addition, as of June 30, 2001 and 2000, the Company classified $27,070,000 and $30,772,000 of its long term debt as current liabilities, including debt applicable to discontinued operations, because of its failure to meet certain requirements contained in the agreements governing these instruments. These factors and the items discussed below raise substantial doubt about the Company's ability to continue as a going concern.

Limited Liquidity

      At June 30, 2001, the Company had negative working capital of approximately $16,818,000. The Company continues to experience working capital limitations which materially impair its ability to generate positive cash flow. The cash proceeds received from the sales of various business units were required to be used to repay debt. The Company's credit facility provides for availability based upon inventory and account receivable levels and, accordingly, the Company has experienced limitations on the availability under this facility. The sales of Petals and Concepts during fiscal 2002 will be required to repay outstanding debt obligations. If the Company continues to experience working capital limitations it will materially impact the Company's financial condition and results of operations.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Loss on Disposal of Businesses; Failure to Satisfy Obligations

      The Company currently estimates that as a result of the disposal of all discontinued operations the Company will incur a net loss. In addition, as of June 30, 2001, the Company's continuing operations had a working capital deficit of $8,110,000 and reported a loss of $11,714,000. The Company will attempt to complete its plan to discontinue certain of its operations within one year. The completion of such plan is dependent on numerous factors beyond the control of the Company, including without limitation, the marketability of the Company's subsidiaries and divisions, other comparable assets being offered by other sellers, interest rates, the Company's ability to find willing buyers, the capital markets, the continued performance of the Company's subsidiaries and divisions, and the Company's defaults under senior debt instruments and lack of capital resources needed to accomplish such sales. Notwithstanding the Company's ability to complete the sale of its discontinued obligations, it will not have sufficient proceeds to satisfy all of its obligations. The Company will be forced to seek additional financing alternatives or seek a liquidation of its remaining assets.

2. Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of Interiors, Inc. and its wholly-owned and majority owned subsidiaries, which are presented as discontinued operations. Accordingly, significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Continuing operations in the consolidated financial statements represents Interiors, Inc. comprised of the framemaking, rug and accessory businesses and the corporate functions. See Note 3 - Discontinued Operations.

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

                                                                      YEARS
                                                                   ------------
    Machinery and equipment...................................        3 - 10
    Computer equipment and software...........................          5
    Furniture and fixtures....................................        7 - 10

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

Income Taxes

      The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes have been provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. A valuation allowance is recorded against deferred tax assets when it is more likely than not that such deferred tax asset will not be realized.

Goodwill and Other Long-Lived Assets

      In connection with acquisitions, amounts were paid in excess of the fair market value of the net identifiable assets acquired. These amounts have been recorded as goodwill and are being amortized over 40 years. As of June 30, 2001, all goodwill is reflected as part of discontinued operations, see Note 3. The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of assets by determining whether the amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. For the fiscal year ended June 30, 2000, the Company recognized a $3,000,000 asset impairment related to certain subsidiaries, which was reported in discontinued operations as a reduction to goodwill in the accompanying financial statements.

Deferred Financing Costs

      Debt financing costs are deferred and amortized over the term of the related debt. As of June 30, 2001 and 2000, unamortized deferred financing costs, which are included in Other Assets, were $106,000 and $383,000, respectively. The amortization expense for the years ended June 30, 2001, 2000 and 1999 was $328,000, 334,000 and $575,000, respectively.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the consolidated financial statements are the estimated loss on the disposal of businesses.

Fair Value of Financial Instruments

      The Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of these assets and liabilities represents the estimated fair market values at June 30, 2001 and 2000, respectively.

Earnings (Loss) Per Common Share

      Net earnings (loss) per share amounts ("basic EPS") were computed by dividing net earnings (loss) by the weighted average number of common shares outstanding, and excluding any potential dilution.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For purposes of this calculation, common shares of the Company include both Class A Common Stock, par value $.001 per share ("Class A Shares") and Class B Common Stock, par value $.001 per share ("Class B Shares"). Net earnings per diluted share amounts ("diluted EPS") were computed assuming potential dilution from the exercise of outstanding stock options, warrants and other securities. Where appropriate, the periods presented include a deduction for the dividend requirement of the Company's 10% Series A Cumulative Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Shares"), Series B Preferred Stock, par value $.01 per share ("Series B Preferred Shares"), Series C Preferred Stock, par value $.01 per share ("Series C Preferred Shares") and Series E Preferred Stock, $1,000 liquidation value ("Series E Preferred Shares"). The Series C Preferred Shares were exchanged for the Limeridge Note and the Endeavour Note (both as defined below) during fiscal year 2000 and, accordingly, there are no Series C Preferred Shares outstanding as of June 30, 2001 and 2000. The Series B Preferred shares were returned to the Company with 150,000 Series B Preferred Shares representing $1,500,000 as the exercise price paid by Seaside Partners on the exercise of Series B Warrant resulting in the issuance of 2,000,000 Class A Shares at $.75 per share. Seaside also converted its remaining 50,000 Series B Preferred Shares having a liquidation value of $500,000 and $213,485 in accrued dividends through October 11, 2000 into 303,610 Class A Shares at $2.35 per share. As of June 30, 2001, the Company had 4,095,000 shares covered by options which were not included in the diluted earnings per share calculation since the option exercise prices were higher than the average stock price during the year.

Recent Accounting Pronouncements

      In June 2000, the Financial Accounting Standards Board issued, SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities", which amends SFAS No. 133 as amended in SFAS No. 137 which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 did not have an impact on the Company's financial statements.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. Currently, all goodwill associated with the various acquisitions is recorded as part of the discontinued operations. See Note 3. SFAS No. 142 will have no effect on the Company's results of continuing operations and financial position.

Restatements

      In fiscal 1998, the Company issued to Laurie Munn, wife of the Company's Chief Executive Officer, 1,350,000 options purchase Class B Shares at $1.19 per share. The options were exercised in fiscal 1999. The Company has recorded compensation expense of $896,000 for the fair value of the options. The Company has amortized $149,000 of such expense in fiscal 1998 and the balance of $747,000 in fiscal 1999.

      In fiscal 1998, the Company issued to Mrs. Munn 730,000 Class B Shares at $0.70 per share while the Class A Shares were trading at $1.00 per share. The Company has determined to record a compensation expense of $219,000 in fiscal year 1998 for the $0.30 discount from the Class A Shares on January 9, 1998, the date that the Board approved the issuance.

      The income statement for the fiscal year 1999 has been restated to reflect the charge of $747,000, or $.03 per share, as additional selling, general and administrative expense. The accumulated deficit as of June 30, 1998 has been restated to reflect the charges totaling $368,000 applicable to the year ended June 30, 1998, with a corresponding increase to additional paid in capital.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

      Certain prior year amounts have been reclassified to conform to current year presentation.

3. Discontinued Operations

      In an effort to generate cash needed to reduce the Company's high interest rate debt and maximize shareholder value, during the second quarter of fiscal 2001, the Company's Board of Directors adopted a formal plan to sell various businesses including, without limitation, Petals, Inc. ("Petals"), Stylecraft Lamps, Inc. ("Stylecraft"), Habitat Solutions, Inc. ("Habitat Solutions") and the West Coast operations. Following the contemplated transactions, the Company's business will primarily consist of its APF Master Framemakers division located in Mt. Vernon, New York. The Company retained DN Partners, an investment-banking firm, to assist in the sale of the various businesses. The West Coast is comprised of the operations of Troy and CSL, which were sold in February 2001, Windsor Art, Inc. ("Windsor"), which was sold in June 2001, and Artisan House, Inc. ("Artisan House"), a wholly owned subsidiary of Decor Group, Inc. ("Decor"), which as sold in August 2001. Habitat Solutions is comprised of Concepts 4, Inc. ("Concepts") and Model Home Interiors, Inc. ("Model Home"), which was sold in April 2001. The Company's lighting products are sold by Stylecraft which was sold on October 1, 2001, its silk floral and tree products are sold by Petals, its architectural and design services are provided by Habitat Solutions and its wall decor products were sold by Windsor and Artisan. As of June 30, 2001, the Company's wholly owned subsidiaries, Petals and Concepts 4, which remain to be sold, were also considered discontinued operations. During the second quarter of fiscal 2001, the Company accounted for these business units as discontinued operations. The consolidated financial statements for the prior periods have been restated to reflect the discontinued operations.

      On February 2, 2001, the Company completed the sales of certain net assets of Troy and CSL. The aggregate purchase prices consisted of $1,200,000 in cash and the assumption of approximately $1,700,000 of liabilities. The entire proceeds from these transactions were used to reduce outstanding debt owed to Foothill. The loss on the disposal of these operations was approximately $3,500,000.

      On April 12, 2001, the Company sold all of the capital stock of Model Home to the former shareholders of Model Home. The purchase price of $2,938,000 consisted of approximately $2,350,000 in cash and $588,000 representing the fair market value of the 7,358,000 Class A shares returned to the Company. The 7,358,000 Class A Shares, including the 2,515,368 shares issued in payment for the calendar year 2000 earnout, were returned to the Company at the current market price of $0.08 valued at approximately $588,000. The cash of $2,350,000 was used for the repayment of outstanding Foothill borrowings. In addition, there was forgiveness of approximately $2,400,000 of intercompany receivables due from Interiors and other consolidated operations. The loss on this transaction was approximately $2,800,000.

      On June 29, 2001, the Company completed the sale of certain net assets of Windsor, including the assumption of $282,000 of liabilities by the purchaser. The aggregate purchase price was $2,431,000 comprised of cash of $2,126,000 and a 10% note for $305,000. The maturity date of the note is June 1, 2004. As of June 30, 2001, the cash was in escrow due to the late closing time on the sale. The cash became available in early July and was used to repay Foothill debt. As of June 30, 2001, the sale proceeds of $2,431,000 was reported in net liabilities held for sale in the accompanying consolidated balance sheet. The loss on the disposal of this business unit was approximately $22,700,000. The Company remains liable for a lease covering a facility in Vernon, California relating to this operation. The lease expires in 2008. The Company has vacated the premises and returned the property to the landlord. The landlord and the Company are currently negotiating to resolve this remaining liability. If the Company is unable to successfully reach a resolution of this matter, this liability will have a material adverse effect on the Company.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The components of the Troy, CSL, MHI, and Windsor assets, less liabilities assumed and the write-off of other net assets, primarily goodwill, were comprised of the following:

                                                          (amounts in thousands)
                                                          ----------------------
Accounts receivable, net ..........................................    $  4,066
Inventory .........................................................       5,837
Fixed assets, net .................................................       6,959
Goodwill, net .....................................................      18,091
Other assets ......................................................         888
Accounts payable and accrued expenses .............................      (6,977)
                                                                       --------
  Net assets disposed .............................................      28,864
                                                                       --------
Add: Debt assumed .................................................       6,705
Less: Cash received ...............................................      (5,676)
     Note receivable ..............................................        (305)
  Class A common shares valued at fair market value ...............        (588)
                                                                       --------
Proceeds, net of debt assumed .....................................        (136)
                                                                       --------
Loss on sale of net assets ........................................    $(29,000)
                                                                       ========

      Cash received of $5,676,000 was used to repay outstanding borrowings under the Foothill revolving loans of which $3,550,000 was used to repay Foothill revolving loans as of June 30, 2001 and $2,126,000 became available from escrow in early July 2001 and was also used to repay Foothill revolving loans.

      In August 2001, the Company completed the sale of stock of Artisan House, a wholly owned subsidiary of Decor, receiving net proceeds of $640,000 comprised of cash of $605,000 and an 8% note for $35,000. Decor retained $463,000 of Foothill debt, which was repaid with the proceeds from the sale. The loss on the disposal of this business unit was approximately $1,100,000.

      On October 1, 2001, the Company completed the sale of substantially all of the assets of Stylecraft to Stylecraft Acquisition, Inc. for $24,700,000 in cash. The cash proceeds were used to repay debt owed to Foothill in the amount of $9,900,000, the Investors Note (as defined below) in the amount of $5,200,000, the Limeridge Note and the Endeavour Note (both as defined below) in the aggregate amount of $2,800,000, a real estate mortgage owed to Bank of America in the amount of $2,200,000 and the Landis Note (as defined below) in the amount of $500,000. As part of the transaction, a personal loan of Max Munn, the Company's Chief Executive Officer, in the amount of $250,000, owed to Jimmy Webster, the Chief Executive of Stylecraft, was transferred to the Company and the Company set up a corresponding receivable from Mr. Munn. The Company also paid an aggregate of approximately $1,200,000 out of $2,400,000 of retention incentives owed to its executive officers. The Company paid approximately $600,000 in fees and expenses. The remaining balance of approximately $2,300,000 was used for general working capital purposes of the Company. The gain on the disposal of this business unit was approximately $16,200,000.

      As of June 30, 2001, the losses incurred on the sales of businesses which occurred as of such date and the anticipated sales of the other businesses were estimated to result in a net loss. During the first quarter of fiscal 2002, the Company sold the stock of Artisan House and, on October 1, 2001, it sold the assets of Stylecraft. The Company will attempt to complete the sales of Petals and Concepts in the second quarter of fiscal 2002. The estimated loss of $28,600,000 on the disposal of all businesses was recorded in the fourth quarter of fiscal 2001. This estimated loss includes losses on businesses sold during the third quarter of fiscal 2001, which had been previously deferred in accordance with EITF 85-36 - "Discontinued Operations With Expected Gain and Interim Losses" since, at that time, it was anticipated that the sales of all the businesses would result in a net gain. The change to an estimated net loss is due to actual sale prices of businesses sold during the fourth quarter of fiscal 2001 and in early fiscal 2002 being lower than previously estimated. The sales prices have decreased because of poor operating results and deteriorating general economic conditions since the decision was made to sell these businesses. The results of operations of discontinued operations since December 31, 2000 were deferred and included in the loss on disposal of the businesses.

         The estimated loss of $28,600,000 is comprised of the following: (a) actual losses of approximately $29,000,000 on businesses sold prior to June 30, 2001, (b) actual losses of $5,900,000 for the results of operations

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of discontinued operations from December 31, 2000 until the date of disposition if prior to June 30, 2001, (c) estimated losses of approximately $15,500,000 for the results of operations (including interest on debt obligations, estimated investment fees and retention incentives) from June 30, 2001 until the actual or anticipated date of disposition of businesses not disposed of as of June 30, 2001 and (d) estimated net gains of approximately $21,800,000 on the sales of businesses not disposed of as of June 30, 2001.

      The results of the discontinued operations for the fiscal years ended June 30, 2001 (through December 31, 2000), 2000 and 1999, are summarized as follows:

                                                  (amounts in thousands)
                                               ------------------------------
                                                     Year Ended June 30,
                                               ------------------------------
                                                 2001       2000       1999
                                               --------   --------   --------
Net sales ...................................  $ 85,848   $161,953   $ 74,032
Gross profit ................................    35,850     60,262     27,299
Interest expense ............................     5,065      7,543      4,678
Depreciation/amortization ...................     2,071      4,387      1,394
Amortization of goodwill ....................       416      1,059        529
Write down of goodwill ......................        --      3,000         --
Impairment loss on investment and
   non operating receivable .................        --         --      6,088
Extraordinary item gain on
   extinguishment of debt ...................        --         --        870

      Interest expense and default penalties due under the Limeridge Note and the Endeavor Note, as well as the depreciation expense on a computer system that is no longer being implemented by the discontinued operations are reported in discontinued operations.

      Depreciation and amortization assigned to the businesses reported as discontinued operations represents the amounts applicable to fixed assets and other intangible assets, excluding goodwill, which is presented separately.

      During the fiscal year ended June 30, 1999, the Company had an extraordinary gain from early extinguishment of debt in the amount of $870,000, which includes the gain of $1,371,000 resulting from repurchase of the Windsor Note and Windsor Shares, as discussed in Note 5. Offsetting the gain was $501,000, of net losses on other debt extinguishments including the write-off of unamortized deferred financing charges associated with the debt extinguishment.

      Net assets (liabilities) of discontinued operations in the accompanying consolidated balance sheets as of June 30, 2001 and 2000 are comprised of the following:

                                                                (amounts in thousands)
                                                                ---------------------
                                                                       June 30,
                                                                ---------------------
                                                                  2001        2000
                                                                --------    --------
Current assets ..............................................   $ 32,185    $ 45,923
Property, plant and equipment, net ..........................      5,871      12,978
Goodwill, net ...............................................     20,670      37,748
Other assets ................................................      2,373       2,241
Notes payable and current maturities of long-term debt ......    (38,119)    (34,275)
Accounts payable ............................................    (13,533)    (15,563)
Accrued expenses ............................................    (15,792)    (12,857)
Long-term debt ..............................................         --      (4,961)
Other non current liabilities ...............................     (2,363)     (3,974)
                                                                --------    --------
Net (liabilities) assets of discontinued  operations held
  for sale ..................................................   $ (8,708)   $ 27,260
                                                                ========    ========

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Amortization of goodwill was $416,000, $1,059,000 and $529,000 in fiscal year 2001, 2000 and 1999, respectively.

      Debt applicable to discontinued operations as of June 30, 2001 and 200, is as follows:

                                                                (amounts in thousands)
                                                                ---------------------
                                                                       June 30,
                                                                ---------------------
                                                                  2001        2000
                                                                --------    --------
Bank Revolving Loans (a) ....................................   $  9,193    $ 12,788
Bank Term Loans (a) .........................................      1,250       3,659
29% Notes - Limeridge and Endeavour (b) .....................     14,735      15,285
10% Convertible Debenture - Petals (c) ......................      2,000       2,000
Promissory Note - Bank of America (d) .......................      2,240       2,300
16% Senior subordinated Secured Note (e) ....................      5,000          --
8% Promissory Note - Vanguard (f) ...........................         --         125
8% Promissory Notes -Concepts Deferred Purchase Price (g) ...      1,708          --
Other notes payable (h) .....................................      1,993       3,079
                                                                --------    --------
         Total ..............................................     38,119      39,236
                                                                --------    --------
Less current portion comprised of:
   Limeridge and Endeavor Notes .............................    (14,735)    (15,285)
   Foothill revolving loans and term loans ..................    (10,443)    (16,447)
   Other ....................................................    (12,941)     (2,543)
                                                                --------    --------
         Total current portion ..............................    (38,119)    (34,275)
                                                                --------    --------
Long term portion ...........................................   $     --    $  4,961
                                                                ========    ========

(a) In June 2000, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement ("Foothill Agreement") pursuant to which Foothill agreed to make revolving credit loans and advances based on agreed upon percentages of eligible accounts receivable and inventory of Artisan House, Inc., CSL, Model Home, Petals, Stylecraft, Troy, Vanguard and Windsor (collectively with Interiors, the "Borrowers"). The credit facility is a combination of revolving loans and two thirty-two
      (32) month term loans. See Note 10 for information regarding the revolving loans applicable to continuing operations. The interest rates on the revolving loans and term loans were prime plus 1.25% and prime plus 1.50%, respectively. As of March 1, 2001, the interest rates were increased to prime plus 2.50% on both the revolving and term loans. At June 30, 2001 and 2000, the prime rate was 6.75% and 9.50%, respectively, announced by Wells Fargo Bank. Borrowings under the credit facility are secured by substantially all of the assets of the Company, including accounts receivable and inventory. The credit facility contains financial and other covenants, including minimum net worth, and earnings before interest, income taxes and depreciation and amortization. The Foothill Agreement is in default and related borrowings are included in current liabilities in the accompanying financial statements because Foothill has the right to accelerate these obligations.

      As of August 15, 2000, the Company entered into Amendment No. 1 to Loan Documents with Foothill (the "Foothill Amendment No. 1") pursuant to which Foothill agreed to extend the Company an overadvance of $500,000 until September 1, 2000 and forbear from taking any action to collect the amounts owed to them until the earlier to occur of (i) June 30, 2001 or
      (ii) a default under the Foothill Amendment No. 1.

      As of October 13, 2000, the Company entered into Amendment No. 2 to Loan Documents and Waiver with Foothill (the "Foothill Amendment No. 2") pursuant to which Foothill agreed to amend certain financial covenants and to waive cross defaults under the Limeridge Note and Endeavour Note until the earlier to occur of (i) October 1, 2000 or (ii) a default under the Foothill Amendment No. 2. The fee charged by Foothill for such amendment was $15,000.

      As of March 19, 2001, the Company entered into Amendment No. 3 to Loan Documents and Forbearance Agreement with Foothill (the "Foothill Amendment No. 3") pursuant to which Foothill agreed to forbear from taking any action to collect the amounts owed to them until June 30, 2001 or (ii) a default under the

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Foothill Amendment No. 3. The fee charged by Foothill for such amendment was $150,000. The Company's interest rate was also increased to 2.5% per annum over the prime rate and its maximum borrowing under its credit facility was reduced from $25,000,000 to $17,000,000.

      As of June 29, 2001, the Company entered into Amendment No. 4 to Loan Documents and Extended Forbearance Agreement with Foothill (the "Foothill Amendment No. 4") pursuant to which Foothill agreed to extend the Company an overadvance of $650,000 until August 24, 2001, amend certain financial covenants and forbear from taking any action to collect the amounts owed to them until August 31, 2001 or (ii) a default under the Foothill Amendment No. 4. The fee charged by Foothill for such amendment was $50,000. The Company's interest rate was also increased to 2.5% per annum over the prime rate and its maximum borrowing under its credit facility was reduced from $17,000,000 to $16,500,000. In addition, the Company was charged an early termination fee of $600,000, which is payable upon termination of the credit facility.

      As of August 31, 2001, the Company entered into Amendment No. 5 to Loan Documents and Second Extended Forbearance Agreement with Foothill (the "Foothill Amendment No. 5") pursuant to which Foothill agreed to forbear from taking any action to collect the amounts owed to them until September 28, 2001 or (ii) a default under the Foothill Amendment No. 5. The fee charged by Foothill for such forbearance was $65,000. The Company's maximum borrowing under its credit facility was reduced from $16,500,000 to $13,500,000.

      As of October 1, 2001, the Company entered into Amendment No. 6 to Loan Documents and Third Extended Forbearance Agreement with Foothill (the "Foothill Amendment No. 6") pursuant to which Foothill agreed to forbear from taking any action to collect the amounts owed to them until December 14, 2001 or (ii) a default under the Foothill Amendment No. 6. The fee charged by Foothill for such forbearance was $300,000. The Company's maximum borrowing under its credit facility was reduced from $13,500,000 to $2,335,000.

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

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In April 2001, the Company entered into a Forbearance and Acknowledgement Agreement with Limeridge and Endeavour (the "Limeridge/Endeavour Forbearance Agreement") pursuant to which Limeridge and Endeavour agreed not to take any action to collect any amounts owed to them until the earlier of (i) July 31, 2001, (ii) the date upon which the proceeds from the sale of the assets or capital stock of the Company's subsidiaries are sufficient to satisfy the Limeridge Note and the Endeavour Note or (iii) a default under the Limeridge/Endeavour Forbearance Agreement. The Limeridge/Endeavour Forbearance expired by its terms on July 31, 2001. Pursuant to the Limeridge/Endeavour Forbearance Agreement, Petals, Stylecraft and Habitat Solutions became primary obligors on these obligations. The proceeds from the sale of assets of these businesses are required to repay this debt.

      As part of the Stylecraft transaction, the Company entered into the Comprehensive Amendment, Guaranty and Security Agreement dated as of September 28, 2001, pursuant to which the Company granted Limeridge and Endeavour a security interest in substantially all of the Company's assets in exchange for such parties' forbearance from foreclosing on the Limeridge Note and the Endeavour Note until December 31, 2001 notwithstanding that the Company remains in default with respect to the Limeridge Note and the Endeavour Note. The security interest is subordinated to the security interests securing the Foothill debt, the Investors Note and the Landis Note.

      The Limeridge Note and the Endeavor Note represent funds that the Company had originally received from the issuance of Series C Preferred Shares (as defined below). The funds were used in the acquisitions of Stylecraft and CSL. The Series C Preferred Shares were subsequently exchanged for the Limeridge Note and the Endeavor Note. At the time of exchange, an additional $7,200,000 principal amount was also issued. These additional funds were used for the financing of the West Coast operations and in the Concepts acquisition.

(c) Issued to DMB Property Ventures LP in connection with the acquisition of Petals, Inc. The note was originally due March 23, 2001 and convertible into Class A Shares at $2.00 per share.

(d) In June 2000, the Company issued a $2,300,000 promissory note at 8.97% to Bank of America. The note is due July 1, 2005 and secured by the Company's real estate located in Mississippi. Foothill has a second mortgage on the property. The note is payable in 59 equal monthly payments of $23,000 and one last payment of $1,872,000. As of March 31, 2001 the Bank of America mortgage loan maturity date has been accelerated to September 30, 2001 and the monthly payments has been increased to $24,049 and the

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      interest rate was increased to 9.47%. On October 1, 2001, as part of the sale of Stylecraft, this loan was repaid out of the proceeds of the sale.

(e) On March 19, 2001, Petals and Stylecraft, wholly owned subsidiaries of the Company, executed a Senior Subordinated Secured Note due March 14, 2002 ("Investors Note") in favor of Interiors Investors, LLC, a Delaware limited liability company ("Interiors Investors") in the original principal amount of $5,000,000. The Investors Note is subordinated to the Company's obligations owed to Foothill, secured by substantially all of the Company's assets and guaranteed by Interiors and the Company's Chairman, President and Chief Executive Officer and his spouse. The Investors Note accrues interest at 16% per annum until September 30, 2001 and 18% thereafter and is payable monthly commencing May 31, 2001. From time to time, the Company is required to prepay the Investors Note out of the proceeds of the sale of the assets or capital stock of the Company's subsidiaries. Interiors Investors is owned by Robert Berman, who controls Berman Industries, Inc., Stylecraft's largest vendor ("Berman Industries"), and Jimmy Webster, Stylecraft's Chief Executive Officer. The Company received net proceeds of $4,941,000, of which $2,000,000 was loaned to Stylecraft to pay accounts payable owed to Berman Industries, $2,941,000 was loaned to Petals for wording capital requirements, of which $450,000 was paid to Foothill on behalf of Interiors to pay down the revolving loan. In connection with the sale of Stylecraft, the Company repaid $3,000,000 principal amount of the Investors Note and the interest rate was increased to 20.0%.

      As part of the sale of Stylecraft, on September 28, 2001, Petals, Stylecraft and Interiors Investors entered into a letter agreement (the "Second Investors Letter Agreement") pursuant to which upon the sale of the assets or capital stock of Petals, the Company is obligated to pay Interiors Investors $200,000 plus $30,000 for each calendar month after April 1, 2002 until such event occurs. The Second Investors Letter Agreement expires on September 28, 2004. The amount will be included as part of the calculation of a gain or loss on discontinued operations. In addition, Petals issued a promissory note due March 31, 2002 in the amount of $224,894 in favor of Berman Industries, Inc., Stylecraft's largest vendor.

(f) Issued in connection with the acquisition of Vanguard. The note was due December 1, 2000 and required quarterly principal payments of $63,000, plus interest.

(g) During fiscal year 2001, the Company issued 8% notes due to the former owners of Concepts totaling $2,059,000 comprised of the December 2000 purchase price payment of $770,000 and the calendar year 2000 earnout of $1,289,000. These notes are due in December 2001 and June 2002, respectively. During the second half of fiscal year 2001, payments of $351,000 were made on the December 2000 note of $770,000.

(h) Includes $1,718,000 and $2,098,000 of capital lease obligations as of June 30, 2001 and 2000, respectively. It is anticipated that the proceeds from the sales of businesses during fiscal year 2002 will be used in part to repay these obligations.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investment In Affiliates

      The information described below regarding transactions with affiliates during the three year period ended June 30, 2001, were considered as discontinued operations as of December 31, 2000, as discussed in Note 3 - Discontinued Operations.

      In the formation of Decor Group, Inc. ("Decor"), a separate publicly-held corporation, the Company's intention was to create a company with a corporate identity separate and distinct from that of Interiors. Accordingly, in March 1996, the Company issued 200,000 Class A Shares, 200,000 Series A Preferred Shares and agreed to guarantee indebtedness of Decor in exchange for 83,333 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 6,666,667 shares of Series B Non-Convertible Voting Preferred Stock (the "Option Shares") of Decor. The 83,333 shares of Series A Non-Voting Convertible Preferred Stock were sold by Interiors in February 1997 and later reacquired in January 1999 for $190,000. The 200,000 Class A Shares and 200,000 Series A Preferred Shares were sold by Decor.

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

      The Company's holding in Decor had been recorded on the Company's financial statements under the cost method of accounting. The cost method was used because Interiors control of Decor was subject to the Voting Agreement. Interiors had no residual common equity interest and the minority owners of Decor were entitled to 100% of Decor's profits and losses. In fiscal 1999, the Company entered into an agreement, which was subsequently terminated, to acquire Decor. In connection with such potential acquisition, the Company allocated and capitalized costs of investment banking services in the amount of $350,000 during fiscal 1998 based on the fair value of the trading securities received, 100,000 Class A Shares and 100,000 Series A Preferred Shares, as direct consulting fees. During the third quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment; approximately $3,300,000 in Decor because the Company believed that based on Decor's financial condition its investment had been permanently impaired. The Company had established reserves for the uncollectibility of its entire receivable, approximately $1,000,000 owed to the Company by Decor and the possibility that the Company would be required to pay up to $300,000 pursuant to its guaranty of approximately $580,000 of indebtedness of Decor owed to Austin Financial. For the fiscal year 1999, the Company recognized consulting and management fee income of $115,000. The 1999 and 1998 management fee income and resulting receivable was written off during 1999 as discussed above.

      The Company consummated certain transactions during the fiscal year ended June 30, 1997 with Photo-To-Art, Ltd. ("Photo-to-Art"), a company that converts photographs into paintings, whereby the Company agreed to sell $1,140,000 worth of certain canvas related assets and other goods and consulting services to Photo-to-Art in exchange for 270,000 shares of common stock of Photo-to-Art and 120,000 warrants to purchase additional shares at $4.50 per share. The valuation ascribed to this transaction by the Company was comparable to the values received by unrelated investors in private placement transactions between those investors and Photo-to-Art. Interiors also received $50,000 in cash for use of its mailing lists. During the fourth quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment, approximately $1,100,000 in Photo-to-Art because the Company believed that, based on Photo-to-Art's financial condition its investment had been permanently impaired. In addition, a $250,000 reserve had been recorded against non-operating receivables from Photo-to-Art of the approximately $325,000, owed to the Company from Photo-to-Art. During fiscal 2000, the Company wrote-off its remaining receivable from Photo-to-Art recognizing an additional loss of $75,000. Photo-to-Art was liquidated under Chapter 7 of the Bankruptcy Code. See Note 14 - "Related Party Transactions."

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Acquisitions

      The information described below regarding various acquisitions during the three year period ended June 30, 2001, were considered as discontinued operations as of December 31, 2000, as discussed in Note 3 - Discontinued Operations.

      Vanguard. On March 10, 1998, the Company consummated the transactions contemplated by a merger agreement among the Company, an acquisition subsidiary of the Company, Henlor, Inc. ("Henlor"), and the shareholders of Henlor. Pursuant to the agreement, the Company's acquisition subsidiary merged with and into Henlor with Henlor continuing as the surviving corporation. Henlor also merged with its subsidiary Vanguard Studios, Inc. ("Vanguard"). The merger consideration paid by the Company consisted of (i) a cash payment of $705,000,
(ii) an 8% sinking fund promissory note in the aggregate principal amount of $794,000 due December 1, 2000, of which $125,000 is outstanding as of June 30, 2000 and was paid during fiscal 2001and (iii) the issuance of 299,581 Class A Shares valued at $500,000 to the former shareholders of Henlor. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $3.0 million.

      Artmaster. On March 23, 1998, the Company consummated the transactions contemplated by a merger agreement among the Company, Merchandise Sales, Inc. ("MSI"), Artmaster Studios, Inc. ("Artmaster"), and certain shareholders of MSI. Pursuant to the agreement, MSI merged with and into Artmaster, with Artmaster continuing as the surviving corporation. The merger consideration paid by the Company consisted of a 10% subordinated note of the Company in the amount of $537,000 and 779,302 Class A Shares valued at $1,250,000 (the "MSI Merger Shares"). In addition, the Company agreed to repay indebtedness of MSI owed to certain creditors of MSI in the aggregate amount of $1,023,000 (which payment consisted of a cash payment of $750,000 and a 10% subordinated promissory note in the amount of $273,000). The Company repaid the $273,000 and $537,000 promissory notes on July 31, 1998 and March 31, 1999, respectively. In May 1999, the former shareholders of MSI transferred the MSI Merger Shares to Aberdeen Avenue, LLC in consideration for $1,250,000, and the Company was released from all continuing obligations under the merger agreement. This acquisition has been accounted for under the purchase method of accounting. The excess of purchase price over the fair values of net assets acquired was approximately $3,800,000.

      Windsor. On July 30, 1998, the Company consummated the transactions contemplated by a stock purchase agreement between the Company and Bentley International, Inc. ("Bentley"), a publicly-traded Missouri corporation. Pursuant to the agreement, the Company purchased all of the issued and outstanding shares of Windsor Art, Inc. ("Windsor"). The purchase price consisted of $1,707,000 in cash and two secured subordinated 8% promissory notes, one in the amount of $3,300,000 and the other in the amount of $2,000,000 (collectively, the "Windsor Notes"). Concurrently with the purchase of the shares of Windsor, the Company purchased 150,000 shares of common stock of Bentley (the "Bentley Shares") valued at $2,531,000 and a warrant to purchase 300,000 shares of common stock of Bentley (the "Bentley Warrant") in exchange for the issuance of 1,500,000 Class A Shares (the "Windsor Shares"). In addition, an officer of Bentley entered into a consulting agreement with Windsor pursuant to which he received warrants to purchase 100,000 Class A Shares. One of the Windsor Notes, in the amount of $3,300,000, was repaid on September 30, 1998. On December 1, 1998, the other Windsor Note, in the amount of $2,000,000, and the Windsor Shares were repurchased by the Company in exchange for $2,442,000, the transfer, on behalf of Bentley, of 110,000 Bentley Shares and 100,000 Class A Shares to a former officer of Bentley, and some furniture. In addition, an officer of Bentley agreed to terminate his consulting agreement with Windsor, as well as warrants to purchase 50,000 Class A Shares, in exchange for $125,000, 40,000 Bentley Shares and the Bentley Warrant. This repurchase transaction resulted in an extraordinary gain of approximately $1,371,000, which was offset by $500,000 of net losses on other debt extinguishments including the write-off of unamortized deferred financing charges associated with the debt extinguished. The Windsor Shares were retired by the Company on February 22, 1999. This acquisition has been accounted for under the purchase method of accounting. The excess of purchase price over the fair values of net assets acquired was approximately $8,200,000.

      Troy. On August 14, 1998, the Company consummated the transactions contemplated by a July 2, 1998 merger agreement among the Company, Troy Lighting, Inc. ("Troy"), and the former shareholders of Troy. Pursuant to the agreement, a wholly-owned subsidiary of the Company merged with and into Troy, with Troy

                         INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continuing as the surviving corporation. The merger consideration paid by the Company consisted of a cash payment of $250,000 and the issuance of 650,000 Class A Shares valued at $975,000 (the "Troy Merger Shares"). In addition, the Company agreed to cause Troy to repay $1,700,000 in indebtedness to certain former shareholders of Troy. The indebtedness was repaid. This acquisition has been accounted for under the purchase method of accounting. The excess of purchase price over the fair values of net assets acquired was approximately $3,300,000.

      On or about July 31, 1999, the former shareholders of Troy agreed to sell the Troy Merger Shares to Dominion Capital Fund, Ltd., Dominion Investment Fund, LLC and Sovereign Partners, L.P. (collectively, the "Troy Purchasers") for $1,000,000. Contemporaneously therewith, the Company and the Troy Purchasers entered into a letter agreement pursuant to which the Troy Purchasers agreed not to sell or otherwise transfer the Troy Merger Shares for a period of six months. If the Troy Merger Shares were worth less $1,150,500 based on the sixty-day average of the Class A Shares following January 25, 2000, the Company would be required to either pay cash or issue additional Class A Shares to the Troy Purchasers in the amount of the shortfall. The determination to pay shares or issue stock is based upon, among other things, the price of the Class A Shares and the liquidity needs of the Company at the time of payment. The amount of the shortfall was approximately $470,000, which pursuant to the agreement is accruing liquidated damages at a rate of 2% per month. The Company has not paid such shortfall or issued shares and is currently negotiating with the Troy Purchasers to settle this outstanding obligation. The Company has accrued the additional cost, including interest as of June 30, 2000. Of the $470,000 additional cost, $319,000 was recognized as additional goodwill; $151,000 as accretion of interest plus accrued interest at the rate of 2% per month, resulting in additional accrued interest of $47,000 as of June 30, 2000. The accretion of interest was recorded as interest expense with a corresponding increase to additional paid in capital. During the fiscal year 2001, $300,000 of the obligation was repaid.

      Model Home. On February 26, 1999, the Company consummated the transactions contemplated by a merger agreement among the Company, MHI and a wholly owned subsidiary of the Company. Pursuant to the Agreement, the Company's wholly owned subsidiary merged with and into MHI, with MHI continuing as the surviving corporation merger. The purchase price paid by the Company consisted of a cash payment of $2,000,000, promissory notes aggregating $231,000, which were repaid during the fiscal year ended June 30, 2000, and Class A Shares having a fair market value of $2,300,000 (the "MHI Merger Shares"). Additionally, the Company agreed to issue Class A Shares with a maximum fair market value of $2,000,000 (the "Earnout Shares") upon the attainment of certain earnings goals by MHI during the calendar years 2000, 2001 and 2002. The excess of purchase price over the fair values of net assets acquired was approximately $1,450,000 and has been recorded as goodwill in the consolidated balance sheets, and is being amortized over forty years. During the fiscal years ended June 30, 2001 and 2000 the earnouts were $325,000 and $644,000, respectively, which were recorded as additional goodwill.

      Stylecraft. On February 22, 1999, the Company consummated the transactions contemplated by a stock purchase agreement among the Company and the former shareholders of Stylecraft pursuant to which the Company acquired all of the outstanding capital stock of Stylecraft for $10,319,000 in cash. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $5,400,000.

      CSL. On March 2, 1999, the Company consummated the transactions contemplated by a stock purchase agreement between the Company and CSL Lighting Manufacturing, Inc. ("CSL"). Pursuant to the agreement, the Company acquired 1,191,752 newly-issued shares of common stock, par value $.001 per share, of CSL (the "CSL Shares"), representing approximately 51% of the issued and outstanding shares of common stock of CSL. The purchase price for the CSL Shares consisted of $600,000 in cash paid to CSL and the issuance of 1,927 Series C Preferred Shares valued at $1,927,000 to certain creditors of CSL in exchange for the cancellation of debt of CSL having a principal amount of $1,028,000. This acquisition has been accounted for under the purchase method of accounting. The excess of purchase price over the fair values of net assets acquired was approximately $2,500,000. As a result of applying the purchase method of accounting, the Company recognized a minority interest of $172,000 at the date of acquisition. During fiscal years 1999 and 2000, the Company has recognized a benefit for the allocation of losses of CSL to the minority interest of $117,000 and $55,000, respectively. During fiscal year 2000, CSL's net losses allocated to the minority interest was limited to the balance remaining in minority interest at June 30, 1999 resulting in the Company's 51% interest absorbing a significantly higher portion of the total loss.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During fiscal year 1999, the Company loaned CSL an aggregate of $355,000 in exchange for two 6.75% promissory notes due April 30, 2001 and convertible into common stock of CSL at $0.345 per share.

      Petals. On March 23, 1999, the Company consummated the transactions contemplated by a stock purchase agreement among the majority stockholders of Petals, and the Company pursuant to which the Company acquired Petals in exchange for the cancellation of $2,440,000 of debt owed by Petals to one of the stockholders, an aggregate of $4,000,000 in cash and a 8% convertible note in the original principal amount of $2,000,000 due March 23, 2001. The note is convertible at any time into Class A Shares at $2.00 per share. The Company also issued an aggregate of 100,000 three-year warrants to purchase Class A Shares at an exercise price of $3.50 per share to the minority stockholders ("Petals Warrants"). In connection with the transaction, Petals redeemed the interests of the minority stockholders for aggregate consideration of approximately $3.9 million in cash and $263,000 paid over nine months as severance payments. This acquisition has been accounted for under the purchase method of accounting. The excess of purchase price over the fair values of net assets acquired was approximately $5,200,000.

      Concepts 4, Inc. In December 1999, the Company acquired all of the outstanding capital stock of Concepts, a company that employs interior designers, architects and merchandisers to the hospitality industry. The purchase price consisted of (a) a cash payments of $4,600,000, (b) a payment of $2,823,000 which was payable on March 10, 2000 in cash or stock ("March 2000 Payment"), (c) a cash payment of $770,000 payable on December 15, 2000, (d) a cash payment of $1,218,000 payable on December 15, 2001, (e) a cash payment of $1,218,000 payable on December 15, 2002, and (f) a cash payment of $1,007,000 payable on March 10, 2003. The Company also agreed to issue Class A Shares with a maximum fair market value of $4,500,000 ("Earnout Shares") upon the attainment of certain earnings goals by Concepts. The amount of the Earnout Shares, if any, issued to the former shareholders will be determined by the earnings of the operations for the calendar years 2000, 2001 and 2002. The present value of the future purchase price obligations was approximately $5,732,000.

      On October 12, 2000, the Company and the former shareholders of Concepts amended the terms of the purchase agreement. Pursuant to the amended terms, the Company paid the former shareholders $3,388,000 during the second quarter of 2000. For calendar year 2001, the earnout was $1,289,000, which was recorded as additional goodwill. All purchase price obligations of the Company can be satisfied by the delivery of twelve month promissory notes bearing interest at 8% per annum and all earnout obligations can be satisfied by the delivery of eighteen month promissory notes bearing interest at 8% per annum. The December 15, 2000 payment of $770,000 and the earnout of $1,289,000 were satisfied by the issuance of promissory notes. During the second half of fiscal 2001, $351,000 was paid on the $770,000 promissory note.

      In satisfaction of the March 2000 Payment, the Company delivered to an escrow account ("Escrow Account") Class A Shares having a fair market value of $2,823,000 ("Escrow Shares"). If at any time the fair market value of the Escrow Shares falls below 80% of this amount, the Company is required to deliver additional Class A Shares to the Escrow Account so that the fair market value of the Escrow Account equals $2,823,000. The Company had the right ("Call Option"), but not the obligation, to redeem the Escrow Shares until September 10, 2000 for $3,105,000 in cash or thereafter until March 10, 2001 at which time it is obligated to pay cash or shares valued at of $3,388,000.

      Due to a decrease in the price of the Class A Shares, during the first quarter and second quarter of fiscal 2001, the Company deposited an additional 3,164,321 and 2,454,123 Class A Shares, respectively, into an escrow account established to secure future purchase price and earnout obligations in connection with the Company's acquisition of Concepts. During the second quarter of fiscal 2001, the Company paid $3,388,000 and the 7,545,886 shares were returned to the escrow account by the former owners of Concepts. As of June, 30, 2001, there were 9,999,999 Class A Shares held in this escrow account as collateral for future obligations that would be payable under the original acquisition agreement.

      This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the consolidated financial statements since the date of acquisition. The excess purchase price over the fair values of net assets acquired was approximately $8,646,000.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Inventories

      The components of inventory are as follows:

                                                                (amounts in thousands)
                                                                ---------------------
                                                                       June 30,
                                                                       --------
                                                                  2001        2000
                                                                --------    --------
Raw Materials ...............................................   $    570    $    961
Work in Process .............................................        638         438
Finished Goods ..............................................         16       1,524
                                                                --------    --------
     Total: .................................................   $  1,224    $  2,923
                                                                ========    ========

7. Other Current Assets

      Included in other current assets as of June 30, 2001 and 2000 of $408,000 and $598,000, respectively are amounts due from the Company's employees, salespeople and an officer. During fiscal year 1999, the Company made advances aggregating $458,000 to the Company's Chief Executive Officer. In September 1999, this entire amount was repaid to the Company. During fiscal year 2000, new advances were made and, as of June 30, 2000, the balance was $283,000. During fiscal 2001, additional net advances of $15,000 were made. As of June 30, 2001, the balance was $298,000. In October 2001, in connection with the Stylecraft sale a personal loan of Max Munn in the principal amount of $250,000 owed to Jimmy Webster was also transferred to the Company and the Company set up a corresponding receivable from Mr. Munn. While these advances bear interest at 6.5% per annum, the Company does not accrue interest on these advances in the accompanying consolidated financial statements.

8. Property and Equipment, net

      The components of property and equipment are as follows:

                                                                (amounts in thousands)
                                                                ---------------------
                                                                       June 30,
                                                                       --------
                                                                  2001        2000
                                                                --------    --------
Machinery and Equipment .....................................   $  1,682    $  1,607
Computer Equipment and Software .............................        498         254
Furniture and Fixtures ......................................        163         156
Leasehold Improvements ......................................        305         442
                                                                --------    --------
                                                                   2,648       2,459
Accumulated Depreciation and Amortization ...................     (2,246)     (1,928)
                                                                --------    --------
     Total: .................................................   $    402    $    531
                                                                ========    ========

      Depreciation expense was $328,000, $448,000 and $300,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Accrued Liabilities

      The components of accrued liabilities are as follows:

                                                                (amounts in thousands)
                                                                ---------------------
                                                                       June 30,
                                                                       --------
                                                                  2001        2000
                                                                --------    --------

Salaries and Employee Benefits ..............................   $    351    $    668
Interest ....................................................        562       1,266
Dividends Payable ...........................................        722         559
Rent ........................................................        228         228
Professional Fees and Expenses ..............................        676         770
Other .......................................................      1,190         756
                                                                --------    --------
     Total: .................................................   $  3,729    $  4,247
                                                                ========    ========

10. Debt

Debt outstanding as of June 30, 2001, 2000 is as follows:

                                                                (amounts in thousands)
                                                                ---------------------
                                                                       June 30,
                                                                       --------
                                                                  2001        2000
                                                                --------    --------
Bank Revolving Loans (a) ....................................   $  2,642    $    412
15% Convertible Demand Notes (b) ............................        140         140
12% Convertible Demand Notes (c) ............................        686         686
Promissory Note - Landis (d) ................................      2,000       2,000
8% Promissory Note - Seaside Partners (e) ...................         --       1,000
Capital lease obligations ...................................         16           5
                                                                --------    --------
         Total ..............................................      5,484       4,243
Less current portion ........................................     (5,484)     (4,243)
                                                                --------    --------
Long term portion ...........................................   $     --    $     --
                                                                ========    ========

(a) In June 2000, the Company and Foothill entered into the Foothill Agreement as more fully discussed in Note 3 - Discontinued Operations. The interest rates on the revolving loans is prime plus 1.25% and on the term loans is prime plus 1.50%. As of March 1, 2001, the interest rates were increased to prime plus 2.5% on the revolving loans. At June 30, 2000, the prime rate was 6.75% and 9.50%, respectively, announced by Wells Fargo Bank. The credit facility contains financial and other covenants, including minimum net worth, and earnings before interest, income taxes and depreciation and amortization. Borrowings under the credit facility are secured by substantially all the assets of the Company, including accounts receivable and inventory. This debt is classified as current liabilities because Foothill has the right to accelerate this obligation in the event other debt obligations which are currently in default were accelerated by other lenders.

(b) Issued to four accredited investors and convertible into Class A Shares at $1.50 per share.

(c) Issued to five accredited investors and convertible into Class A Shares at $1.125 per share and accrued interest.

(d) In July 2000, the Company issued to Donald M. Landis a $2,000,000 promissory note due July 27, 2001 (the "Landis Note"). The note requires the payment of monthly interest at an annual rate of 14%, accrues interest at 4%, which is payable at maturity, and is secured by the assets of the Company. The note replaces two separate $1,000,000 promissory notes with 24% and 16% interest rates previously issued to Mr. Landis and the Landis Brothers Corporation, respectively. The note is personally guaranteed by Mr. Munn, Chairman, President and Chief Executive Officer of the Company, and his spouse.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e) In May 2000, the Company issued to Seaside Partners, L.P. a $1,000,000 promissory note due May 2002, (the "Seaside Note") which accrues interest at 8% and is payable upon maturity, default or conversion. The note is convertible into common stock of Interiors.com, Inc., a newly formed subsidiary of the Company ("Interiors.com"), subject to the occurrence of one of the following transactions: (i) an underwritten initial public offering of Interiors.com, (ii) a merger or consolidation of Interiors.com with a publicly-held corporation in which Interiors.com is not the surviving entity or (iii) a rights offering of Interiors.com securities to the shareholders of the Company. The conversion rights terminate if Interiors.com is unable to secure financing of at least $5,000,000 on or before December 31, 2000 or (ii) Interiors.com fails to consummate a transaction described in the previous sentence by October 2001.

      On October 12, 2000, Seaside Partners, L.P. exercised the Series B Warrant resulting in the issuance of 2,000,000 Class A Shares at $0.75 per share. The exercise price of $1,500,000 was paid by the return to the Company of 150,000 Series B Preferred Shares held by Seaside. Seaside also converted its remaining 50,000 Series B Preferred Shares having a liquidation value of $500,000 and $213,485 in accrued dividends through October 11, 2000 into 303,610 Class a Shares at $2.35 per share. In addition, the Seaside
      Note in the amount of $1,000,000 principal amount and $9,863 in accrued interest through June 30, 2000 were converted into 4,039,452 Class A Shares at $0.25 per share which must be voted in support of the election of the nominees of Board of directors as long as Seaside Partners holds these Class A Shares.

      At June 30, 2001, the Company had $2,642,000 of long term debt, excluding debt of the business to be sold, classified as current liabilities because the Company was not in compliance with certain requirements governing these instruments.

11. Stockholders Equity

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

Preferred Stock

      The Certificate of Incorporation of the Company authorizes the issuance of up to 5,300,000 shares of Preferred Stock, $.01 par value per share. Of this amount 2,870,000 shares have been designated as Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred Shares"), 200,000 shares have been designated Series B Preferred Stock ("Series B Preferred Shares"), 6,527 shares have been designated Series C Preferred Stock ("Series C Preferred Shares"), 625,000 shares have been designated Series D Preferred Stock ("Series D Preferred

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares") and 2,000 shares have been designated Series E Preferred Stock ("Series E Preferred Shares").. The Board of Directors is authorized to issue shares of Preferred Stock from time to time in one or more series and, subject to the limitations contained in the Certificate of Incorporation and any limitations prescribed by law, to establish and designate any such series and to fix the number of shares and the relative conversion rights, voting rights and terms of redemption (including sinking fund provisions) and liquidation preferences. If shares of Preferred stock are issued with voting rights, such issuance could affect the voting rights of the holders of the Company's Class A Shares by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights. Shares of Preferred Stock with conversion rights could potentially increase the number of Class A Shares outstanding. Issuance of Preferred Stock could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company and may adversely affect the rights of holders of Class A Shares. Also, Preferred Stock could have preferences over the Class A Shares (and other series of stock) with respect to dividends and liquidation rights.

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

      During fiscal years 2001 and 2000, approximately 46,000 and 205,000 Series A Preferred Shares were converted into approximately 138,000 and 615,000 Class A Shares, respectively.

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

      As of June 30, 2001 and 2000, the Company had not declared or established a record date for accrued dividends on its Series A Preferred Shares in the amount of $0.875 and $0.375, respectively. Cumulative but unpaid dividends on Series A Preferred Shares are approximately $704,000 and $319,000, respectively, which is recorded in accrued liabilities in the accompanying financial statements.

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

Series D Preferred Shares

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

Series E Preferred Shares

      On January 11, 2001, the Board of Directors authorized the creation of 2,000 shares of a new class of preferred stock designated Series E Convertible Preferred Stock ("Series E Preferred Shares"). Each Series E Preferred Share has a liquidation value of $1,000, is entitled to receive a 9% per year, payable quarterly, dividend and convertible into 3,333 Class B Shares if such shares are available for issuance. Until such time as the Company pays all accrued dividends on the Series E Preferred Shares, each Series E Preferred Share is entitled to five votes for each Class B Share into which it could have been converted if such shares were available for issuance. Currently, the Company has 200,000 Class B Shares authorized and available for issuance.

      On January 16, 2001, the Company issued 1,000 Series E Preferred Shares to Laurie Munn, wife of Max Munn, the Company's Chief Executive Officer, in exchange for $500,000 cash and a promissory note in the amount of $500,000 (the "Series E Note"). The Series E Note is secured by the 1,000 Series E Preferred Shares,

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrues interest at 11% per annum, which is payable at maturity, and matures on January 16, 2005. In addition, Mr. and Mrs. Munn agreed to guarantee up to $3.0 million of accounts payable owed by one of the Company's subsidiaries, Stylecraft Lamps. The Company also agreed to subordinate its security interest in the 1,000 Series E Preferred Shares behind a security interest securing a $250,000 promissory note of Mrs. Munn executed in favor of Jimmy Webster, the Chief Executive Officer of Stylecraft. The Company also subordinated to Jimmy Webster its security interest in 2,445,000 Class B Shares owned by Mrs. Munn, which shares secure the Consolidated Promissory Note due November 1, 2005 in favor of the Company in the principal amount of $2,504,000 and accrued interest at 6.5%, which is payable at maturity (the "Munn consolidated Note"). The 9% Series E Preferred Shares dividends are reduced by the 11% interest on the $500,000 note receivable received as partial payment for the stock. In connection with the sale of Stylecraft, the personal loan of Mr. Munn owed to Mr. Webster was transferred to the Company and the Company set up a corresponding receivable from Mr. Munn.

      As of June 30, 2001, the Company had not declared or established a record date for accrued dividends on its Series E Preferred Shares. Cumulative but unpaid dividends on Series B Preferred Shares are approximately $18,000, which is recorded as accrued liabilities in the accompanying financial statements. The accrued dividend is net of interest on the note received as partial proceeds from the sale of the stock.

Other Equity Transactions

      On September 21, 1998, the Company placed 5,000,000 Class A Shares into escrow to secure the Company's obligation to Ann Stevens, sister of the Company's Chairman, President and Chief Executive Officer. These shares were returned from escrow when the obligation to Ann Stevens was paid. During the period the shares were in escrow, the shares were not considered as issued and outstanding for accounting purposes since they were used as collateral for the obligation.

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

      During fiscal year 1999, the Company issued an aggregate of 3,206,342 Class A Shares relating to various acquisitions. In addition, the Company retired 1.5 million Class A Shares that were being held in escrow related to the acquisition of Windsor. See Note 5 - "Acquisitions."

      During fiscal year 1999, holders of 6% Convertible Notes issued in March and April 1998 with a principal amount of $1,700,000 and holders of 12% Convertible Demand Notes with a principal amount of $235,000 issued in March 1998, converted these notes into an aggregate of 2,130,900 Class A Shares.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In October 2000, Seaside Partners, L.P. exercised the Series B Warrant resulting in the issuance of 2,000,000 Class A Shares at $0.75 per share. The exercise price of $1,500,000 was paid by the return to the Company of 150,000 Series B Preferred Shares held by Seaside. Seaside also converted its remaining 50,000 Series B Preferred Shares having a liquidation value of $500,000 and $213,485 in accrued dividends through October 11, 2000 into 303,610 Class A Shares at $2.35 per share. In addition, the Seaside note in the amount of $1,000,000 principal amount and $9,863 in accrued interest through June 30, 2000 were converted into 4,039,452 Class A Shares at $0.25 per share. Seaside has agreed to vote such shares in support of the election of the nominees of Board of Directors as long as Seaside Partners holds these Class A Shares.

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

      During fiscal year 1999, other warrants were exercised at prices ranging from $1.38 to $1.75 resulting in the issuance of 826,905 Class A Shares and total proceeds of $1,151,309. During fiscal years 2001 and 2000, there were no warrants exercised.

      As of June 30, 2001, the Company had outstanding warrants on 1,133,214 Class A Common Shares as follows:

                                   Number of
          Expiration                Warrants        Average Price
    ------------------------     ---------------    -------------
       Fiscal Year 2002               100,000          $  3.25
       Fiscal Year 2003               135,000          $  1.75
       Fiscal Year 2004               848,214          $  1.52
       Fiscal Year 2008                50,000          $  1.59
                                 ---------------
                                    1,133,214
                                 ===============

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Number of Shares

Reconciliation of the share activity during the three-year period ended June 30, 2001, is as follows:

                                                                         (amounts in thousands)
                                              -------------------------------------------------------------------------------
                                              Series A      Series B   Series C    Series E  Class A   Class B   Treasury
                                              Preferred    Preferred  Preferred   Preferred   Common    Common    Class A
                                                Stock        Stock      Stock       Stock     Stock     Stock   Common Stock
                                                -----        -----      -----       -----     -----     -----   ------------
                                                Shares       Shares     Shares      Shares    Shares    Shares     Shares
                                                ------       ------     ------      ------    ------    ------     ------
Balance, June 30, 1998                             679                                        19,615    2,105

   Class B Common shares issued..............                                                           1,725
   Series B Preferred shares issued, net of
     expenses................................                  100
   Series C Preferred shares issued, net of
     expenses................................                            5
   Conversion of Class B to Class A Common
     stock...................................                                                    125     (125)
   Conversion of Preferred Stock to Common
     stock...................................   (1,946)                                        5,838
   Escrow shares.............................                                                  5,000
   CSL acquisition...........................                            2
   Troy Lighting acquisition.................                                                    650
   Windsor Art acquisition...................                                                  1,500
   MHI acquisition...........................                                                  1,056
   Exercise of Class WA Warrants.............                                                    240
   Exercise of Class WB Warrants.............                                                  2,796
   Exercise of Class WC Warrants.............    2,321
   Exercise of other warrants................                                                    827
   Shares issued for services rendered.......                                                    181
   Shares issued in connection with                 10
     settlement..............................                                                     10
   Escrow shares transferred to outside
     investor................................                                                  1,250   (1,250)
   Shares issued, employment agreement.......                                                    100
   Class A shares issued, convertible notes..                                                  2,131
   Stock dividend............................                                                    345
   Shares issued for Stylecraft finance
     charges.................................                                                     10
   Retirement of escrow and Windsor shares...                                                (11,500)

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         (amounts in thousands)
                                              -------------------------------------------------------------------------------
                                              Series A      Series B   Series C    Series E  Class A   Class B   Treasury
                                              Preferred    Preferred  Preferred   Preferred   Common    Common    Class A
                                                Stock        Stock      Stock       Stock     Stock     Stock   Common Stock
                                                -----        -----      -----       -----     -----     -----   ------------
                                                Shares       Shares     Shares      Shares    Shares    Shares     Shares
                                                ------       ------     ------      ------    ------    ------     ------
Balance, June 30, 1999                           1,066        100          7                  30,173    2,455

   Conversion of  Preferred stock to
     Common Stock.........................        (205)                                          615
   Shares issued in connection with
     employment agreement.................                                                        53
   Additional shares issued regarding MHI
     acquisition..........................                                                     1,633
   Shares issued regarding Concepts 4
     acquisition..........................                                                     4,382
   Retirement of stock....................         (10)                                          (10)
   Repurchase of Class A Common Stock
     from the sale of Model Homes.........                                                                           (45)
   Reclassification of Mandatory
     Redeemable Preferred Series B to
     Equity...............................                    100
   Conversion of Preferred Series C
     shares to debt.......................                                (7)
   Conversion of debt to equity...........                                                       200
   Dividends Preferred Series A and B,
     net of reversals.....................                                                       225

                                             --------------------------------------------------------------------------------
Balance, June 30, 2000                             851        200         --         --       37,271    2,455        (45)

   Conversion of Preferred stock to
     common stock.........................         (46)                                          138
   Additional shares issued regarding
     Model Home acquisition and earnout
     for calendar 2000....................                                                     5,431
   Additional shares issued regarding
     Concepts acquisition.................                                                     3,165
   Return of shares issued for Concepts
     purchase price obligation paid in
     December 2000........................                                                    (7,545)
   Seaside Partners exercise of warrants,
     conversion of Series B Preferred
     Shares and Conversion of debt........                   (200)                             6,343
   Partial conversions of Limeridge debt..                                                     1,747
   Return of shares with the sale of
     Model Homes..........................                                                                        (7,358)
   Shares issued in partial settlement of
     liability for shares issued for Troy
     acquisition..........................                                                     2,000
   Sale of Series E Redeemable
     Convertible Preferred stock..........                                            1
                                             ---------------------------------------------------------------------------
Balance, June 30, 2001                             805         --         --          1       48,550    2,455     (7,403)
                                             ===========================================================================

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plans

      The 1994 Plan. On June 20, 1994, the Company adopted the Interiors, Inc. 1994 Stock Option and Appreciation Rights Plan (the "1994 Plan"), which, as amended, currently provides for the granting of options to officers, employees and consultants to purchase not more than an aggregate of 250,000,000 Class A Shares. Directors of the Company are not eligible to participate in the 1994 Plan. The 1994 Plan provides for the grant of options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended (the "Code") as well as options, which do not so qualify.

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

      The status of the Company's stock option plans as of June 30, 2001, 2000 and 1999, respectively is summarized below:

                                                               (amounts in thousands, except per share data)
                                                               ---------------------------------------------
                                                                            Years Ended June 30,
                                                     ---------------------------------------------------------------
                                                            2001                   2000                  1999
                                                     -------------------   -------------------   -------------------
                                                                Weighted              Weighted              Weighted
                                                                Average               Average               Average
                                                                Exercise              Exercise              Exercise
                                                      Shares     Price      Shares     Price      Shares     Price
                                                     --------   --------   --------   --------   --------   --------
Options Outstanding at beginning of year .........      4,525   $   1.23      4,058   $   1.27        878   $   1.76
Granted ..........................................         20        .09        470        .91      4,070       1.27
Terminated .......................................       (450)        --         (3)      1.00       (890)      1.77
                                                     --------   --------   --------   --------   --------   --------
Options outstanding at end of year ...............      4,095   $   1.23      4,525       1.23      4,058       1.27
                                                     ========   ========   ========   ========   ========   ========
Exercisable at end of year .......................      1,080   $   1.35        752   $   1.30        438   $   1.27

Weighted average fair value of options granted ...              $    .09              $   1.22              $   1.20

      Of the 4,095,525 options outstanding as of June 30, 2001:

      (a) 63,025 options have an exercise price of $.001, weighted average fair market values on the date of grant of $1.16 and remaining contractual lives of 7.5 years. 20,000 options granted during fiscal year 2001 have an exercise price of $.09, which approximates the weighted average fair market value on the date of grant and remaining contractual lives of ten years.

      (b) 1,412,500 options have exercise prices ranging from $.88 to $2.13, weighted average exercise price of $1.40, which approximates the weighted average fair market values on the dates of grant and weighted average remaining contractual lives of 8.5 years.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (c) 2,600,000 options (excluding options to purchase 250,000 Series A Preferred Shares with an exercise price of $3.63, fair market value on the date of grant of $2.88 and remaining contractual lives of 9.5 years, each of which is convertible into three Class A Shares) were granted outside of the Company's stock option plans. These options are not exercisable until November 2008, however, 275,000 of the options may become exercisable each year that the Company reaches certain specified earnings targets. During fiscal year 2001, the targets were not met. Exercise prices for these options range from $1.16 to $3.63 and increase at a rate of 10% per annum. As of June 30, 2001 2,500,000 of these options have exercise prices of $1.16, fair market values on the dates of grant of $.98 and remaining contractual lives of 9.5 years; and 100,000 of these options have an exercise price of $1.00, which was the fair market value on date of grant and these options vested immediately.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 2000 and 1999, respectively:
Dividend yield of 0% in all fiscal years, expected volatility of 73% and 91%, risk-free interest rates ranging from 0% to 6.5%, and expected lives of 3 years, 10 years and 5 years, respectively.

      The Company accounts for its plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost is recognized for options granted at or above fair market value on the date of grant. Compensation expense of $75,000, in connection with the issuance of incentive stock options to an officer of the Company, has been charged to expense for the fiscal year-ended June 30, 2000 and 1999. There was no comparable expense for the fiscal year ended June 30, 2001. Had compensation expense been determined based upon fair values at the grant dates for options granted under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the loss for both basic and diluted loss per share from continuing operations for the fiscal years ended June 30, 2001, would not have changed. For the fiscal years ended June 30, 2000 and 1999 loss for both basic and diluted loss per share from continuing operations would have increased $.02 and .03, respectively.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Earnings (Loss) Per Share

      Reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the fiscal years ended June 30, 2001, 2000 and 1999, respectively is as follows:

                                                                 (amounts in thousands, except per share data)
------------------------------------------------------------     ---------------------------------------------
Years Ended June 30,                                                 2001            2000            1999
------------------------------------------------------------       --------        --------        --------
Numerator for basic and diluted earnings per share:
Loss from continuing operations ............................       $(11,714)       $(11,060)       $ (5,545)
Less:
     Dividends on non-convertible preferred stock ..........           (385)         (1,029)           (518)
     Accreted preferred dividends ..........................             --          (1,168)           (832)
                                                                   --------        --------        --------
(Loss) from continuing operations applicable to common
  stock ....................................................        (12,099)       $(13,257)       $ (6,895)

Income (loss) from discontinued operations .................          1,122          (7,521)         (4,096)
(Loss) from disposal of businesses .........................        (28,600)             --              --
Extraordinary item .........................................             --              --             870
                                                                   --------        --------        --------
Net loss applicable to common stock ........................       $(39,577)       $(20,778)       $(10,121)
                                                                   ========        ========        ========
Denominator for basic and diluted earnings per share:
Weighted average shares outstanding used in the
computation of per share earnings:
     Common stock issued ...................................         47,842          35,124          22,036*
                                                                   --------        --------        --------
Weighted Average shares outstanding - basic ................         47,842          35,124          22,036
                                                                   --------        --------        --------
Earnings (loss) per share:
Basic and diluted:
Continuing .................................................       $   (.25)       $   (.38)       $   (.31)
Discontinued:
     Income (loss) from operations .........................            .02            (.21)           (.19)
     Income (loss) from disposal of businesses .............           (.60)             --              --
     Extraordinary item ....................................             --              --             .04
                                                                   --------        --------        --------
     Net loss applicable to common stock ...................       $   (.83)       $   (.59)       $   (.46)
                                                                   ========        ========        ========

* 7,500,000 Class A Shares that were held in escrow during the year were not included in Basic EPS computation as their ultimate status was uncertain and were retired by the Company during fiscal year 1999.

      For the fiscal years ended June 30, 2001 and 2000, the conversion of 804,937 and 850,802, respectively, Series A Preferred Shares and for the fiscal year ended June 30, 2000, 200,000 Series B Preferred Shares were not included for computation purposes since the effect would be antidilutive. For the fiscal year ended June 30, 2001, the 200,000 Series B Preferred Shares for the period prior to conversion were not included for computation purposes since the effect would be antidilutive. Also not included in the computation were options on approximately 4.1 million shares since the exercise price was higher than the market price of the Company's stock price.

13. Commitments and Contingencies

Operating Leases

      The operating leases of the Company primarily are for facilities.

      The Company's headquarters are located in Mount Vernon, New York, in leased facilities consisting of 70,000 square feet of manufacturing and warehouse space together with executive offices and a showroom. The facility is occupied under a five-year lease expiring in December 2006.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In addition, the Company leases showroom facilities in New York, New York, and Southport, Connecticut that are each approximately 1,500 square feet.

      The approximate future minimum lease payments per fiscal year under operating leases for the fiscal years are as follows: 2002 - $353,000; 2003 - $110,000; 2004 - $43,000 and 2005 - $4,000.

      In addition to the minimum base payments for various facilities, a facility had a contingent rental which was based on a per charge for per piece of merchandise handled. This facility was used in the rug and accessory business which is being wound down. During the first quarter of fiscal 2002, this facility is no longer being utilized.

      Rent expense charged to operations for the fiscal years 2001, 2000 and 1999 was approximately $447,000, $456,000 and $352,000, respectively.

Union Agreement

      The Company is party to a collective bargaining agreement. None of the Company's employees have been on strike, or threatened to since the Company's inception and the Company believes its relationship with all of its personnel is satisfactory. As of June 30, 2001, the Company owed a union $39,000. The last payment was made on March 31, 2000.

Consulting Arrangements

      Refer to Note 14 for discussion of these arrangements.

Legal Proceedings

      Interiors, Inc. v. Gilliam et al. This matter was brought by the Company to enforce the conversion of debt obligations in the amount of approximately $675,000. It is in the Supreme Court of State of New York, County of New York. The defendants claim that they rescinded their conversion notices. The Company does not expect the amount of its liability to exceed the amount of the debt.

      Market Square LLC v. Interiors, Inc. This matter was brought by the plaintiff in the General Court of Justice, Superior Court Division in the State of North Carolina, County of Guilford and relates to alleged non-payment of rent. The Company has several defenses relating to an alleged breach of the lease by the landlord and will vigorously defend itself. The landlord is alleging approximately $228,000 in damages. At this time, the Company is unable to predict the amount of any liability.

      Matrix Funding Corporation v. Stylecraft Lamps, Interiors, Inc and Petals, Inc. This matter was brought by the plaintiff in the Third Judicial District Court of Salt Lake County, Salt Lake Department, State of Utah and relates to the non-payment of a computer equipment lease. The equipment covered by the lease is not integral to the Company's business. The plaintiff is seeking approximately $1,400,000 in damages. The plaintiff has offered to settle the matter for significantly less than the amount of the alleged damages. The Company is currently considering this offer.

      Following the sale of the assets of Windsor, several actions were filed in the state courts of California against Windsor and Interiors for unpaid accounts payable. The buyer of the assets is protected from these claims because the sale transaction was accomplished in accordance with the bulk sale statute of the State of California. Windsor does not have any additional assets to satisfy these claims because the entire cash proceeds were used to repay secured debt obligations owed to Foothill. Interiors believes that the creditors of Windsor must only look to the assets of Windsor and not Interiors to satisfy any claims they may have against Windsor. There can be no assurance, however, that a court will agree with the Company's analysis. If a court were to determine that Interiors is liable for a portion or all of these claims, it may have a material adverse effect on the Company.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Interiors is subject to other claims and litigation arising in the ordinary course of its business. In management's opinion, Interiors is not presently a party to any such litigation or claims the outcome of which would have a material adverse effect on its financial position or its results of operations.

14. Related Party Transactions

      From time to time, the Company has entered into transactions with parties related to the Company. As of June 30, 2001 and 2000 the Company had no investments in affiliates.

      During fiscal year 1999, the Company generated management fees in the amount of $115,000 in connection with the provision of management services to Decor Group, Inc., a publicly-held affiliate ("Decor") which the Company began consolidating in its financial statements in October 1999 (Note 3). The Company owns 83,333 shares of Series A Non-Voting Convertible Preferred Stock, 6,666,667 shares of Series B Non-Convertible Voting Preferred Stock and 18,311 shares of Series C Non-Voting Convertible Preferred Stock of Decor. Such ownership amounts to approximately 78% of the voting securities of Decor. Mr. Munn is a director of Decor. In fiscal 1999, the Company entered into an agreement, which was subsequently terminated, to acquire Decor. In connection with such potential acquisition, the Company capitalized costs of investment banking services in the amount of $725,000 during fiscal 1998 based on the fair value of the trading securities received, 100,000 Class A Shares and 100,000 Series A Preferred Shares, as direct consulting fees. During the third quarter of fiscal 1999, the Company recorded an impairment loss of its entire investment; approximately $3,300,000 in Decor because the Company believed that based on Decor's financial condition its investment had been permanently impaired. The Company had established reserves for the uncollectibility of its entire receivable, approximately $1,000,000 owed to the Company by Decor and the possibility that the Company would be required to pay up to $300,000 pursuant to its guaranty of approximately $580,000 of indebtedness of Decor owed to Austin Financial. For the fiscal years 1999, the Company recognized consulting and management fee income of $115,000 which was subsequently written off.

      During fiscal year 1999, the Company loaned $275,000 to Photo-to-Art, Ltd. ("Photo-to-Art"). In addition, the Company was paid $76,000 from Photo-to-Art in connection with the sublease of certain space in the Company's facility located in Mount Vernon and $216,000 for the purchase of merchandise. The Company owns 270,000 shares, or approximately 0.5%, of the common stock of Photo-to-Art and warrants to purchase 120,000 common shares of Photo-to-Art at $4.50 per share. As of June 30, 1999, Photo-to-Art owed the Company $325,000 for which a $250,000 reserve had been established. Mr. Munn, the Company's Chairman, President and Chief Executive Officer, had personally guaranteed debt of Photo-to-Art owed to a third party in the amount of approximately $180,000. The Company acquired $28,000 of such debt. During fiscal 2000, the Company wrote off its remaining receivable from Photo-to-Art recognizing an additional loss of $75,000. During fiscal 2001, Photo-to-Art was currently being liquidated under Chapter 7 of the Bankruptcy Code.

      During fiscal year 1999, the Company earned $442,000 of management fees from entities that were subsequently acquired, which was included in discontinued operations.

      During fiscal year 1999, the Company issued 375,000 Class B Shares to Laurie Munn, wife of the Company's Chief Executive Officer, in consideration for her personal guarantee of $5,300,000 of the Company's obligations in connection with its acquisitions of Windsor and Troy. In addition, the Company issued 1,350,000 Class B Shares to Ms. Munn upon the exercise of an option. The exercise price for the option was $1,350 in cash and a promissory note in the amount of $1,606,000. The note bears interest at a rate of 6.5% per annum and matures on December 8, 2005. As of June 30, 1999, Ms. Munn owes the Company $2,555,000 principal amount all of which is secured by a lien on 2,455,000 Class B Shares, and Ms Munn guarantees debt of the Company in the amount of $2,400,000. On January 11, 2001, the Board of Directors authorized the creation of 2,000 shares of a new class of preferred stock designated Series E Convertible Preferred Stock ("Series E Preferred Shares"). Each Series E Preferred Share has a liquidation value of $1,000, is entitled to receive a 9% quarterly dividend and convertible into 3,333 Class B Shares if such shares are available for issuance. Until such time as the Company pays all accrued dividends on the Series E Preferred Shares, each Series E Preferred Share is entitled to five votes for each Class B Share into which it could have been converted if such shares were available for issuance. Currently, the Company has 45,000 Class B Shares authorized and available for issuance. The Company is not accruing any interest on this obligation.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On January 16, 2001, the Company issued 1,000 Series E Preferred Shares to Laurie Munn, wife of Max Munn, the Company's Chief Executive Officer, in exchange for $500,000 cash and a promissory note in the amount of $500,000 (the "Series E Note"). The Series E Note is secured by the 1,000 Series E Preferred Shares, accrues interest at 11% per annum, which is payable at maturity, and matures on January 16, 2005. In addition, Mr. and Mrs. Munn agreed to guarantee up to $3.0 million of accounts payable owed by Stylecraft. The Company also agreed to subordinate its security interest in the 1,000 Series E Preferred Shares behind a security interest securing a $250,000 promissory note of Mrs. Munn executed in favor of Jimmy Webster, the Chief Executive Officer of Stylecraft. The Company also subordinated to Jimmy Webster is security interest in 2,445,000 Class B Shares owned by Mrs. Munn, which shares secure the Consolidated Promissory Note due November 1, 2005 in favor of the Company in the principal amount of $2,504,000 and accruing interest at 6.5%, which is payable at maturity (the "Munn Consolidated Note"). The 9% Series E preferred Shares dividends are reduced by the 11% interest on the $500,000 note receivable received as partial payment for the stock. In connection with the sale of Stylecraft, the $250,000 personal loan of Mr. Munn owed to Jimmy Webster, was transferred to the Company.

      In January 2001, the Company released from escrow 2,515,368 Class A Shares to the former owners of Model Home, valued at $325,000, representing the earnout for calendar year 2000 in accordance with the original acquisition agreement. The amount was recorded as additional goodwill related to the acquisition. In April 2001, these shares were returned to the Company when Model Home was sold by the Company to the former owners of Model Home.

      During fiscal years 2001, 2000 and 1999, the Company paid Morris Munn, father of the Company's Chairman, President and Chief Executive Officer, $118,838.84, $71,000 and $64,000, respectively, for consulting services pursuant to a five-year agreement commencing June 30, 1996. The agreement has been extended for a period of five years until June 30, 2006. In June 1999, Decor paid Morris Munn $152,000 in settlement of a consolidated arbitration proceedings and other litigation involving Decor, Interiors, Max Munn, Laurie Munn, Morris Munn and Ann Stevens, sister of Max Munn.

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

      During fiscal year 1999, the Company made advances aggregating $458,000 at 6.5% interest to Mr. Munn, the Company's Chairman, President and Chief Executive Officer. In September 1999, this entire amount was repaid to the Company and the Company forgave all related interest. Subsequently, the Company made advances aggregating $283,000 at 6.5% interest during fiscal year 2000, and an additional $15,000 during fiscal year 2001 which all remain outstanding as of June 30, 2000. The Company is not accruing any interest on this obligation.

      The Company will not permit loans or other transactions among the Company and the officers, directors, principal shareholders, or affiliates of any of them for other than bona fide business purposes or on terms no less favorable than could be obtained from third parties, unless approved by a majority of the disinterested directors and the independent directors, if any, of the Company.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Benefit Plans

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

      In January 2001, the Company expanded the 401(k) Savings Plan to cover all employees of the Company. The Company's matching contribution is 20% of the employees contribution, which is up to 6% of the annual salary subject to limitations as described in the plan documents. The Company's matching contribution for the fiscal year 2001 was $7,033.

16. Provision For Income Taxes

      There is no provision for Federal or state income tax expense or benefit recorded in fiscal year 2001, 2000 or 1999. In addition to incurring a net operating loss each year, the Company is not expected to have any future income to utilize the net operating loss carryforward and deferred tax assets. Therefore the effective tax rate for these years is zero.

      Deferred taxes represent the differences between financial statement amounts and the tax basis of assets. The majority of the Company's deferred tax assets are generated for the fiscal year 2001 and 2000 by bad debt expense, inventory reserve, legal reserve and a net operating carryforward. However, the deferred tax assets have been completely reserved through a valuation allowance resulting in no deferred tax asset for the fiscal year 2001 and 2000. The Company is not likely to have future income to utilize the asset.

      The benefit from the Company's net operating loss carryforward for Federal income tax purposes is approximately $22,582,000 (which expires in 2019 through 2021).

      Currently the Company is under sales and use tax audits. The Company is not sure what the outcome of these audits will be. The Company expects to file its fiscal 2000 tax returns by October 31, 2001. In addition, extensions have been filed for the fiscal 2001 tax returns, which are due March 15, 2002.

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Supplemental Cash Flow Information

      Supplemental cash flow information relating to continuing operations, is as follows:

                                                                                        (amounts in thousands)
                                                                                        ----------------------
                                                                                          Year Ended June 30,
                                                                                    ------------------------------
                                                                                      2001        2000       1999
                                                                                    -------     -------    -------
Cash Paid During the Period for:
     Interest ..................................................................    $ 1,370     $   680    $   560
     Taxes .....................................................................         --          --         --
Non-Cash Financial Activities:
     Conversion of Series A Preferred Stock to Class A Common Stock ............          1           2         14
     Dividend accrual and accretion of dividends on preferred shares ...........        385       2,197      1,935
     Promissory note conversion ................................................         --          --         --
     Common Stock  repurchased in connection with early  extinguishment of
       debt ....................................................................         --          --     (1,317)
     Stock issuance per employment agreement ...................................         --          75        125
     Stock issued for services .................................................         --          --        343
     Stock issued in connection with legal settlement ..........................         --          --         42
     Common Stock issued for preferred dividends ...............................         --         291        449
Supplemental Disclosure of non cash items from investing and financing activities:
     Return of common stock in connection with Concepts amended
       agreement ...............................................................     (2,729)         --         --
     Seaside partners exercise of warrants, conversion of Series B
       Preferred shares and conversion of debt .................................      1,223          --         --
     Class A common shares issued in partial settlement of liability for
       shares issued in Troy acquisition .......................................        300          --         --
     Note receivable for partial proceeds for sale of Series E Redeemable
       Convertible Preferred Stock .............................................        500          --         --
     Capital lease equipment acquisition .......................................        (22)         --         --
     Increase in capital lease obligation ......................................         22          --         --

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flow information related to discontinued operations, is as follows:

                                                                                        (amounts in thousands)
                                                                                        ----------------------
                                                                                          Year Ended June 30,
                                                                                    -------------------------------
                                                                                      2001        2000       1999
                                                                                    -------     -------    --------
Net Cash Used in Discontinued Operations:
     Net income (loss) from discontinued operations ............................    $ 1,122     $(7,521)   $ (4,096)
Adjustments  to reconcile  net income from  discontinuing  operations to net cash used in discontinuing operating activities:
     Depreciation and amortization .............................................      2,487       5,446       1,923
     Net book value of property disposed .......................................        686       1,390         599
     Impairment of goodwill in 2000 and impairment of investment in 1999                 --       3,000       6,088
     Noncash finance charges ...................................................                    961         617
     Reserve for inventory .....................................................        803       2,548         971
     Provision for losses on accounts receivable ...............................      2,705       1,403          31
     Changes in Assets and Liabilities:
         Decrease (increase) in accounts receivable ............................        547      (1,721)       (270)
         Increase in inventories ...............................................     (2,497)       (825)     (1,220)
         Increase in prepaid expense and other assets ..........................     (1,189)     (2,657)     (5,344)
         Increase (decrease) in accounts payable and accrued expenses ..........      6,002       4,736      (4,043)
     Capital expenditures ......................................................     (3,776)     (5,579)     (3,840)
     (Repayment) borrowing of Foothill revolving loans .........................     (3,454)     12,788          --
     (Repayment) borrowing of Foothill term loans ..............................     (2,409)         --          --
     Net (repayment) borrowing from issuance of debt ...........................    (18,400)     19,823
     Repayment of debt and capital lease obligations ...........................       (341)     (1,949)    (16,369)
     Net repayments (borrowings) under debt instruments ........................       (188)     15,459          --
     Borrowings under Senior Subordinated Secured Note .........................      5,000          --          --
     Proceeds from sale of businesses ..........................................      3,550          --          --
     Loan to Interiors, Inc. ...................................................       (450)         --          --
     Payment on 8% promissory note related to Concepts .........................       (351)         --          --
     Acquisition of Concepts, net of cash acquired .............................         --       1,454          --
     Acquisition of Windsor, net of cash acquired ..............................         --          --      (2,277)
     Acquisition of Troy Lighting, net of cash acquired ........................         --          --      (2,344)
     Acquisition of MHI, net of cash acquired ..................................         --          --      (2,188)
     Acquisition of CSL, net of cash acquired ..................................         --          --        (678)
     Acquisition of Stylecraft, net of cash ....................................         --          --     (10,624)
     Acquisition of Petals, net of cash acquired ...............................         --          --      (6,921)
                                                                                    -------     -------    --------
Net Cash Provided By (Used By) Discontinued Activities: ........................    $ 8,247     $10,533    $(30,162)
                                                                                    =======     =======    ========

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        (amounts in thousands)
                                                                                        ----------------------
                                                                                          Year Ended June 30,
                                                                                    ------------------------------
                                                                                      2001        2000       1999
                                                                                    -------     -------    -------
Supplemental disclosures of non cash items from financing activities:
     Conversion of series C Preferred stock to Limeridge and Endeavor
       convertible notes .......................................................         --       7,785         --
     Stock issued for finance charges ..........................................         --          --         65
     Partial conversion of Limeridge Convertible Note to Class A
       Common Stock ............................................................        550
Supplemental disclosure of non cash items related to acquisition:
     Issuance of 8% promissory notes to former Concepts owners in payment of deferred purchase price ($770,000) and calendar year
       2000 earnout ($1,289,000) ...............................................      2,059          --         --
     Fair value of assets acquired, excluding cash .............................         --          --     41,263
     Issuance of common stock ..................................................         --      (2,823)    (5,806)
     Issuance of preferred stock ...............................................         --                 (2,027)
     Issuance of notes payable .................................................         --      (4,213)    (2,231)
     Issuance of Warrants ......................................................         --          --         50
     Issuance of Class A Common shares for Model Home calendar year
       earnout .................................................................        325         644         --
     Payments in connection with acquisitions, net of cash acquired ............         --          --    (23,467)
     Liabilities assumed .......................................................         --          --     27,442
Supplemental disclosure of non cash items from financing activities:
     Issuance of debt in connection with acquisitions ..........................         --       4,213      2,231
Supplemental disclosure of non cash items from investing activities:
     Issuance of common stock in connection with acquisitions ..................         --       2,823      5,806
     Issuance of preferred stock in connection with acquisitions ...............         --          --      2,027
     Issuance of warrants in connection with convertible debentures ............         --          --      1,000
     Issuance of Class B Common shares in connection with Laurie Munn
       debt guaranties .........................................................         --          --      2,455
     Capital lease equipment acquisition .......................................       (271)     (1,863)        --
     Increase in capital lease obligation ......................................        271       1,863         --
     Return of common stock upon sale of Model Homes ...........................        588
     Note receivable received as partial proceeds from sale of Windsor .........        305

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Operations Quarterly Financial Data Unaudited

Summarized quarterly financial data is as follows:

                                                                         (amounts in thousands, except per share data)
                                                            -----------------------------------------------------------------------
                                                               First         Second          Third         Fourth       Total Year
Fiscal Year Ended June 30, 2001 .........................     Quarter       Quarter(a)      Quarter        Quarter          (b)
                                                            -----------    -----------    -----------    -----------    -----------
Net Revenues ............................................   $     2,067    $     3,011    $     2,080    $     1,863    $     9,021
Gross Profit ............................................           908             38            601             26          1,573
(Loss) income from continuing operations ................        (1,745)        (4,860)        (2,366)        (2,743)       (11,714)
Income from discontinued operations .....................           914            208             --             --          1,122
(Loss) for disposal of businesses .......................            --             --             --        (28,600)       (28,600)
Net (loss) ..............................................          (831)        (4,652)        (2,366)       (31,343)       (39,192)
Basic and diluted net (loss) income per common share:
  (Loss) from continuing operations .....................   $      (.05)   $      (.10)   $      (.05)   $      (.06)   $      (.25)
  Income from discontinued operations ...................           .02             --             --             --            .02
  (Loss) on disposal of businesses ......................            --             --             --           (.60)          (.60)
                                                            -----------    -----------    -----------    -----------    -----------
  Net Loss ..............................................   $      (.03)   $      (.10)   $      (.05)   $      (.66)   $      (.83)
                                                            ===========    ===========    ===========    ===========    ===========
Fiscal Year Ended June 30, 2000
Net revenues ............................................   $     1,694    $     2,008    $     2,299    $     1,610    $     8,235
Gross profit ............................................           710            844          1,136            737          1,953
(Loss) income from continuing operations ................          (717)        (2,440)        (1,462)        (6,441)       (11,060)
(Loss) income from discontinued operations ..............           887            625           (237)        (8,796)        (7,521)
Net (loss) income .......................................           170         (1,815)        (1,699)       (15,237)       (18,581)
Basic and diluted net (loss) income per common share:
  (Loss) from continuing operations .....................   $      (.04)   $      (.09)   $      (.05)   $      (.20)   $      (.38)
  Income from discontinued operations ...................           .03            .02           (.01)          (.25)          (.21)
                                                            -----------    -----------    -----------    -----------    -----------
  Net Loss ..............................................   $      (.01)   $      (.07)   $      (.06)   $      (.45)   $      (.59)
                                                            ===========    ===========    ===========    ===========    ===========

(a) The operating results of continuing operations for the second quarter of fiscal 2001 includes $2,530,000 related to the write down of rug and accessories inventory of $733,000 and the write off to liquidate the rug and accessory business of $1,797,000. In addition, the operating results of the discontinued operations for the second quarter of fiscal 2001 have been restated from the amounts previously reported reflecting a correction to inventory reserves.
(b) The sum of net income per share for the four quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding

      The operating results for the quarters of fiscal 2000 have been restated from the amounts previously reported reflecting the discontinued operations as discussed in Note 3.

Fourth Quarter Adjustments

      In the fourth quarter of fiscal year 2001, the Company recorded an estimated loss on the disposal of business of $28,600,000. During the fourth quarter the Company disposed of Model Home and Windsor operations. The Company had also received indications of interest for the other businesses to be disposed of, i.e. Petals, Stylecraft, Artisan House and Concepts. These indications of interest have been lower than previous estimates the Company believed the businesses could be sold for, in part due to the recent economic environment. The Company

                        INTERIORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is continuing to evaluate the indications of interest for Petals and Concepts. During the first quarter of fiscal 2002, the Company sold the stock of Artisan House and in October 2001 sold certain net assets of Stylecraft. Based on the losses realized on the sale of businesses sold during the second and third quarters of fiscal 2001, which had been deferred in accordance with EITF 85-36 in anticipation of a net gain on the disposal of all business, as well as lower earnings for the business to be disposed of, the Company recognized an estimated loss during the fourth quarter of fiscal 2001 on the disposal of all businesses.

      In the fourth quarter of fiscal year 2000, the Company recorded approximately $8,700,000 of adjustments of which $2,500,000 applicable to continuing operations and $6,200,000 was applicable to discontinued operations. The $2,500,000 applicable to continuing operations represented the start up of the rug and tabletop accessory business operation of which $800,000 was recorded in cost of sales and $1,700,000 was recorded in selling, general and administrative expenses. The $6,200,000 of adjustments applicable to discontinued operations related primarily to an impairment loss of $3,000,000 related to the Troy and CSL operations resulting in an impairment write down of the goodwill previously established at the purchase dates; the recording of reserves for inventory of $2,300,000 and accounts receivable of $700,000 and the recording of severance costs of $200,000.

                        INTERIORS, INC. AND SUBSIDIARIES

                                                                     SCHEDULE II

                   VALUATION & QUALIFYING ACCOUNTS & RESERVES*
                             (amounts in thousands)

                                                                Additions
                                              Balance at       Charged to
                                              Beginning         Costs and                                          Balance at
Description                                    of Year         Expenses (1)       Deductions         Other          Year End
-----------------------------------------    ------------     --------------    --------------    -----------    --------------
Year Ended June 30, 2001
    Receivable allowances..............           $  35          $   398                                            $   433
    Inventory reserve..................             300              553                                                853
Year Ended June 30, 2000
    Receivable allowances..............              --               35                                                 35
    Inventory reserve..................              --              300                                                300
Year Ended June 30, 1999
    Receivable allowances..............              --                                                                  --
    Inventory reserve..................              --                                                                  --

-------------------------------

* As restated, see Note 3 of the notes to the consolidated financial statements.

(1) Allowances are primarily charged to income as incurred. The allowance is adjusted at the end of each period, by a charge or credit to income, for the estimated discounts and allowances applicable to the account receivable then outstanding.

The above reserves are deducted from the related assets in the consolidated balance sheets.