Form 10-Q
period 2001-09-30
INTERIORS INC
filed 2001-11-19
CIK 921563

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 18, 2001, the registrant had 51,192,371 and 2,455,000 outstanding shares of Class A Common Stock and Class B Common Stock, respectively.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                 INTERIORS, INC.

                                Table Of Contents

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001...      1

Consolidated Statements of Operations for the Three Months Ended
September 30, 2001 and 2000..............................................      2

Consolidated Statement of Stockholders' Equity for the Three Months Ended
September 30, 2001.......................................................      3

Consolidated Statements of Cash Flows for the Three Months Ended
September 30, 2001 and 2000..............................................      4

Notes to Consolidated Financial Statements...............................      5

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations....................................................      6

PART II OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................     20

Item 2.  Changes in Securities and Use of Proceeds ......................     20

Item 3.  Defaults Upon Senior Securities ................................     20

Item 5.  Other Information...............................................     20

Item 6.  Exhibits and Reports on Form 8-K................................     20

                                     PART I
                              FINANCIAL INFORMATION

                        Interiors, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (amounts in thousands, except share data)

                                                                                                 (Unaudited)
                                                                                                 September 30,    June 30,
                                                                                                     2001           2001
                                                                                                   --------       --------
                                            Assets
Current Assets:
  Cash and cash equivalents .................................................................      $    166       $    450
  Accounts receivable, net of reserves of $25 and $433 at September 30 and June 30,
     respectively ...........................................................................         1,181          1,021
  Inventories ...............................................................................         1,296          1,224
  Other current assets ......................................................................           457            408
                                                                                                   --------       --------
         Total current assets ...............................................................         3,100          3,103
                                                                                                   --------       --------

Property and Equipment, net .................................................................           373            402

Other Assets, net ...........................................................................           124            152
                                                                                                   --------       --------
         Total assets .......................................................................      $  3,597       $  3,657
                                                                                                   ========       ========

                             Liabilities and Stockholders' Equity

Current Liabilities:
  Notes payable and current maturities of long-term debt ....................................         8,808          5,484
  Accounts payable ..........................................................................           969          2,000
  Accrued liabilities .......................................................................         3,987          3,729
  Liabilities of businesses held for disposition, net .......................................         7,557          8,708
                                                                                                   --------       --------
         Total current liabilities ..........................................................        21,321         19,921
                                                                                                   --------       --------

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,300,000 shares authorized:
     Series A Redeemable Convertible Preferred Stock, $.01 par value, 2,870,000 shares authorized, 804,937 shares issued and outstanding at September 30,
       and June 30, 2001, respectively ......................................................             8              8
  Series E Redeemable Convertible Preferred Stock, $1,000 liquidation value, 2,000 shares authorized, 1,000 shares issued and outstanding at September 30 and June 30, 2001,
     respectively ...........................................................................         1,000          1,000
  Class A common stock, $.001 par value, 60,000,000 shares authorized, 48,549,743 shares
     issued at September 30 and June 30, 2001, respectively .................................            49             49
  Class B common stock, $.001 par value, 2,500,000 shares authorized, 2,455,000 shares issued
     and outstanding at September 30 and June 30, 2001 ......................................             2              2
  Treasury stock, at cost, 7,402,771 shares at September 30 and June 30, 2001, respectively .          (629)          (629)
  Additional paid-in-capital ................................................................        66,119         66,119
  Accumulated deficit .......................................................................       (80,811)       (79,351)
  Notes receivable ..........................................................................        (3,462)        (3,462)
                                                                                                   --------       --------
         Total stockholders' equity .........................................................       (17,724)       (16,264)
                                                                                                   --------       --------
              Total liabilities and stockholders' equity ....................................      $  3,597       $  3,657
                                                                                                   ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Interiors, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (amounts in thousands except per share data)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                  -----------------------
                                                                                    2001           2000
                                                                                  --------       --------
Net Sales .................................................................      $  1,901       $  2,067

Cost of Goods Sold ........................................................         1,153          1,159
                                                                                 --------       --------

Gross profit ..............................................................           748            908

Selling, General, and Administrative Expenses .............................         1,670          2,060
                                                                                 --------       --------

(Loss) from continuing operations .........................................          (922)        (1,152)
                                                                                 --------       --------

Other Expenses (Income):
Interest expense ..........................................................           429            180
                                                                                 --------       --------

(Loss) Income from continuing operations before provision for income tax ..        (1,351)        (1,332)

Provision for Income Taxes ................................................            --             --
                                                                                 --------       --------

Loss from continuing operations ...........................................        (1,351)        (1,332)
Income from discontinued operations, net of provision for income taxes of
 $94 ......................................................................            --            501
                                                                                 --------       --------
Net (Loss) Income .........................................................      $ (1,351)      $   (831)
                                                                                 ========       ========

Earnings (Loss) Per Common Share - Basic and diluted
    (Loss) Income from continuing operations ..............................      $   (.03)      $   (.03)
    Income from discontinued operations ...................................            --            .01
                                                                                 --------       --------
Total .....................................................................      $   (.03)      $   (.02)
                                                                                 ========       ========

Weighted average number of shares used in computation of earnings per share:
    Basic and diluted .....................................................        43,602         41,857

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Interiors, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                  For the three months ended September 30, 2001
                             (amounts in thousands)
                                   (Unaudited)

                                       Series A          Series E           Class A            Class B        Additional
                                    Preferred Stock   Preferred Stock    Common Stock        Common Stock   Paid in Capital
                                    ---------------   ---------------    ------------        ------------   ---------------
                                    Shares    Amount  Shares  Amount    Shares    Amount   Shares    Amount
                                    ------    ------  ------  ------    ------    ------   ------    ------
Balance June 30, 2001                  805   $     8    1     $1,000    48,550    $   49    2,455    $    2   $    66,119

  Dividends declared on Series A
  and B Preferred Stock

  Net loss through
   September 30, 2001

                                  ------------------------------------------------------------------------------------------
Balance  September 30, 2001            805   $     8    1     $1,000    48,550    $   49    2,455    $    2   $    66,119
                                  ==========================================================================================

                                   Accumulated   Treasury     Notes
                                    (Deficit)      Stock    Receivable      Total
                                    ---------      -----    ----------      -----
Balance June 30, 2001             $  (79,351)   $   (629)   $ (3,462)  $  (16,264)

  Dividends declared on Series A
  and B Preferred Stock                 (109)                               (109)

  Net loss through
   September 30, 2001                 (1,351)                             (1,351)

                                  -------------------------------------------------
Balance  September 30, 2001       $  (80,811)   $   (629)   $ (3,462)  $ (17,724)
                                  =================================================

              The accompanying notes are an integral part of these
                            consolidated statements.

                        Interiors, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                   ---------------------
                                                                                    2001           2000
                                                                                   -------       -------
Cash Flow From Operating Activities:
     Net (loss) income from continuing operations ...........................      $(1,351)      $(1,332)
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization ..........................................           90           119
     Changes In Assets and Liabilities:
        Increase in accounts receivable, trade ..............................         (160)         (176)
        Increase in inventories .............................................          (72)       (1,042)
        Increase in prepaid expenses and other assets .......................          (49)         (731)
        Increase in accounts payable and accrued expenses ...................          875         1,255
                                                                                   -------       -------
     Net cash used in continuing operating activities .......................         (667)       (1,907)
     Net cash used in discontinued operating activities .....................           --          (203)
                                                                                   -------       -------
     Net cash used in operations ............................................         (667)       (2,110)
                                                                                   -------       -------
Cash Flow From Investing Activities:
     Capital expenditures ...................................................          (33)         (133)
                                                                                   -------       -------
     Net cash used in investing activities ..................................          (33)         (133)
                                                                                   -------       -------
Cash Flow From Financing Activities:
     Borrowing from Foothill under revolving loans ..........................        3,325         3,186
     Repayments of debt and capitalized lease obligations ...................           (1)           --
     Payments for and advances to discontinued business units ...............       (2,908)           --
                                                                                   -------       -------
     Net cash provided by financing activities ..............................          416         3,186
                                                                                   -------       -------
     Net (decrease) increase in cash ........................................         (284)          943
     Cash, beginning of period ..............................................          450           152
                                                                                   -------       -------
     Cash, end of period ....................................................      $   166       $ 1,095
                                                                                   =======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Interiors, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2001

1. Basis of Presentation.

Business

      The financial statements included herein are unaudited and have been prepared by Interiors, Inc., a Delaware corporation ("Interiors"), in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of Interiors and its subsidiaries (the "Company"), as of September 30, 2001 and the results of operations of the Company for the three months ended September 30, 2001 and 2000.

      The Company's results of operations during the three months ended September 30, 2001 are not necessarily indicative of any future results. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. In addition, see
Note 2 regarding discontinued operations.

      Throughout 2000 and 2001, the Company had difficulty integrating many of the businesses it had recently acquired. The Company also defaulted on the high interest rate debt obligations undertaken to finance its acquisition strategy. Therefore, in an effort to generate cash needed to reduce the Company's debt and maximize shareholder value, the Board of Directors adopted a formal plan during the second half of 2000 to sell substantially all of the recently acquired businesses. The Company retained DN Partners, an investment-banking firm, to assist in the sale of the various businesses. The proceeds from the sale of these businesses were used to repay Foothill debt. As of November 19, 2001, the Company had completed the sales of all of these businesses with the exception of Petals and Concepts. Following these transactions, the Company's business will once again primarily consist of its APF Master Framemakers division located in Mount Vernon, New York.

Going Concern Matters

      The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended June 30, 2001 and 2000, the Company had net losses of $39,192,000 and $18,581,000, respectively. The net loss for the fiscal year 2001 includes $28,600,000 representing estimated loss on the disposal of businesses. The loss from continuing operations for the three months ended September 30, 2001 and 2000 were $1,351,000 and $1,332,000, respectively. In addition, as of September 30 and June 30, 2001, the Company classified $28,070,000 and $27,070,000 of its long term debt as current liabilities, including debt applicable to discontinued operations, because of its failure to meet certain requirements contained in the agreements governing these instruments. These factors and the items discussed below raise substantial doubt about the Company's ability to continue as a going concern.

Limited Liquidity

      At September 30, 2001, the Company had negative working capital of approximately $18,221,000. The Company continues to experience working capital limitations which materially impair its ability to generate positive cash flow. The cash proceeds received from the sales of various business units were required to be used to repay debt. The Company's credit facility provides for availability based upon inventory and account receivable levels and, accordingly, the Company has experienced limitations on the availability under this facility. The sales of Petals and Concepts during fiscal 2002 will be required to repay outstanding debt obligations. If the Company continues to experience working capital limitations it will materially impact the Company's financial condition and results of operations.

Estimated Loss on Disposal of Businesses; Failure to Satisfy Obligations

      At June 30, 2001, the Company estimated that as a result of the disposal of all discontinued operations the Company will incur a net loss. In addition, as of September 30, 2001, the Company's continuing operations had a working capital deficit of $10,664,000 and reported a loss of $1,351,000. The Company will attempt to complete its plan to discontinue certain of its operations by December 31, 2001. The completion of such plan is dependent on numerous factors beyond the control of the Company, including without limitation, the marketability of the Company's subsidiaries and divisions, other comparable assets being offered by other sellers, interest rates, the Company's ability to find willing buyers, the capital markets, the continued performance of the Company's subsidiaries and divisions, and the Company's defaults under senior debt instruments and lack of capital resources needed to accomplish such sales. Notwithstanding the Company's ability to complete the sale of its discontinued obligations, it will not have sufficient proceeds to satisfy all of its obligations. The Company will be forced to seek additional financing alternatives or seek a liquidation of its remaining assets.

2. Discontinued Operations.

      In an effort to generate cash needed to reduce the Company's high interest rate debt and maximize shareholder value, during the second quarter of fiscal 2001, the Company's Board of Directors adopted a formal plan to sell various businesses including, without limitation, Petals, Inc. ("Petals"), Stylecraft Lamps, Inc. ("Stylecraft"), Habitat Solutions, Inc. ("Habitat Solutions") and the West Coast operations. Following the contemplated transactions, the Company's business will primarily consist of its APF Master Framemakers division located in Mt. Vernon, New York. The Company retained DN Partners, an investment-banking firm, to assist in the sale of the various businesses. The West Coast is comprised of the operations of Troy and CSL, which were sold in February 2001, Windsor Art, Inc. ("Windsor"), which was sold in June 2001, and Artisan House, Inc. ("Artisan House"), a wholly owned subsidiary of Decor Group, Inc. ("Decor"), which as sold in August 2001. Habitat Solutions is comprised of Concepts 4, Inc. ("Concepts") and Model Home Interiors, Inc. ("Model Home"), which was sold in April 2001. The Company's lighting products are sold by Stylecraft which was sold on October 1, 2001, its silk floral and tree products are sold by Petals, its architectural and design services are provided by Habitat Solutions and its wall decor products were sold by Windsor and Artisan. During the second quarter of fiscal 2001, the Company accounted for these business units as discontinued operations. As of September 30, 2001, the Company's wholly owned subsidiaries, Petals and Concepts, which remain to be sold, were also considered discontinued operations. The consolidated financial statements for the period ended September 30, 2000 have been restated to reflect the discontinued operations.

      In August 2001, the Company completed the sale of stock of Artisan House, a wholly owned subsidiary of Decor, receiving net proceeds of $640,000 comprised of cash of $605,000 and an 8% note for $35,000. Decor retained $463,000 of Foothill debt, which was repaid with the proceeds from the sale. The loss on the disposal of this business unit was approximately $1,100,000.

      Cash received of $2,731,000 from the sales of Windsor and Artisan House was used to repay outstanding borrowings under the Foothill revolving loans. Of this amount, $2,126,000 from the sale of Windsor became available from escrow in early July 2001.

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

      The result of the discontinued operations for the three months ended September 30, 2000 are summarized as follows:

                                                    (amounts in thousands)
            -------------------------------------------------------------
                                                         September 30,
                                                              2000
                                                        -----------------
            Net sales..............................              $39,347
            Gross profit...........................               15,430
            Interest expense.......................                2,204
            Depreciation/amortization..............                1,115
            Amortization of goodwill...............                  281

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

      Net liabilities of discontinued operations in the accompanying consolidated balance sheets as of September 30 and June 30, 2001, are comprised of the following:

                                                                       (amounts in thousands)
                                                                     -------------------------
                                                                     September 30,    June 30,
                                                                         2001           2001
                                                                     ----------       --------
      Current assets ............................................      $ 31,575       $ 32,185
      Property, plant and equipment, net ........................         6,489          5,871
      Goodwill, net .............................................        20,670         20,670
      Other assets ..............................................         6,146          2,373
      Notes payable and current maturities of long-term debt ....       (34,573)       (38,119)
      Accounts payable ..........................................       (16,410)       (13,533)
      Accrued expenses ..........................................       (19,025)       (15,792)
      Other non current liabilities .............................        (2,429)        (2,363)
                                                                       --------       --------
      Net liabilities of discontinued operations held
        for sale ................................................      $ (7,557)      $ (8,708)
                                                                       ========       ========

      Debt applicable to discontinued operations as of September 30 and June 30, 2001, is as follows:

                                                                       (amounts in thousands)
                                                                     -------------------------
                                                                     September 30,    June 30,
                                                                         2001           2001
                                                                     ----------       --------
        Bank Revolving Loans (a) ................................      $  6,668       $  9,193
        Bank Term Loans (a) .....................................           699          1,250
        29% Notes - Limeridge and Endeavour (b) .................        14,735         14,735
        10% Convertible Debenture - Petals (c) ..................         2,000          2,000
        Promissory Note - Bank of America (d) ...................         2,240          2,240
        16% Senior subordinated Secured Note (e) ................         5,000          5,000
        8% Promissory Notes -Concepts Deferred Purchase Price (f)         1,708          1,708
        Other notes payable (g) .................................         1,523          1,993
                                                                       --------       --------
                 Total ..........................................        34,573         38,119
                                                                       --------       --------
        Less current portion comprised of:
           Limeridge and Endeavor Notes .........................       (14,735)       (14,735)
           Foothill revolving loans and term loans ..............        (7,367)       (10,443)
           Other ................................................       (12,471)       (12,941)
                                                                       --------       --------
                 Total current portion ..........................       (34,753)       (38,119)
                                                                       --------       --------
        Long term portion .......................................      $     --       $     --
                                                                       ========       ========

(a) In June 2000, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement ("Foothill Agreement") pursuant to which Foothill agreed to make revolving credit loans and advances based on agreed upon percentages of eligible accounts receivable and inventory of Artisan House, Inc., CSL, Model Home, Petals, Stylecraft, Troy, Vanguard and Windsor (collectively with Interiors, the "Borrowers"). The credit facility is a combination of revolving loans and two thirty-two
      (32) month term loans. See Note 10 for information regarding the revolving loans applicable to continuing operations. The interest rates on the revolving loans and term loans were prime plus 1.25% and prime plus 1.50%, respectively. As of March 1, 2001, the interest rates were increased to prime plus 2.50% on both the revolving and term loans. At September 30, 2001 and 2000, the prime rate was 6.0% and 9.50%, respectively, announced by Wells Fargo Bank. Borrowings under the credit facility are secured by substantially all of the assets of the Company, including accounts receivable and inventory. The credit facility contains financial and other covenants, including minimum net worth, and earnings before interest, income taxes and depreciation and amortization. The Foothill Agreement is in default and related borrowings are included in current liabilities in the accompanying financial statements because Foothill has the right to accelerate these obligations.

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

      As of October 1, 2001, the Company entered into Amendment No. 6 to Loan Documents and Third Extended Forbearance Agreement with Foothill (the "Foothill Amendment No. 6") pursuant to which Foothill agreed to forbear from taking any action to collect the amounts owed to them until December 14, 2001 or (ii) a default under the Foothill Amendment No. 6. The fee charged by Foothill for such forbearance was $300,000. The Company's maximum borrowing under its credit facility was reduced from $13,500,000 to $2,325,000.

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

(d) In June 2000, the Company issued a $2,300,000 promissory note at 8.97% to Bank of America. The note is due July 1, 2005 and secured by the Company's real estate located in Mississippi. Foothill has a second mortgage on the property. The note is payable in 59 equal monthly payments of $23,000 and one last payment of $1,872,000. As of March 31, 2001 the Bank of America mortgage loan maturity date has been accelerated to September 30, 2001 and the monthly payments has been increased to $24,049 and the interest rate was increased to 9.47%. On October 1, 2001, as part of the sale of Stylecraft, this loan was repaid out of the proceeds of the sale.

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

      As part of the sale of Stylecraft, on September 28, 2001, Petals, Stylecraft and Interiors Investors entered into a letter agreement (the "Second Investors Letter Agreement") pursuant to which upon the sale of the assets or capital stock of Petals, the Company is obligated to pay Interiors Investors $200,000 plus $30,000 for each calendar month after April 1, 2002 until such event occurs. The Second Investors Letter Agreement expires on September 28, 2004. The amount will be included as part of the calculation of a gain or loss on discontinued operations. In addition, Petals issued a promissory note due March 31, 2002 in the amount of $224,894 in favor of Berman Industries, Inc., Stylecraft's largest vendor. The Company also issued a note in the amount of $665,000 (the "Webster Note") to Jimmy Webster as compensation triggered by the sale of Stylecraft. The Webster Note is personally guaranteed by Max Munn and his spouse and secured by all capital stock in the Company owned by Mr. Munn and his wife.

(f) During fiscal year 2001, the Company issued 8% notes due to the former owners of Concepts totaling $2,059,000 comprised of the December 2000 purchase price payment of $770,000 and the calendar year 2000 earnout of $1,289,000. These notes are due in December 2001 and June 2002, respectively.

(g) Includes $1,523,000 and $1,718,000 of capital lease obligations as of September 30 and June 30, 2001, respectively. It is anticipated that the proceeds from the sales of businesses during fiscal year 2002 will be used in part to repay these obligations.

3. Debt.

Debt outstanding as of September 30 and June 30, 2001 is as follows:

                                                 (amounts in thousands)
                                               --------------------------
                                               September 30,      June 30,
                                                  2001              2001
                                               ----------         -------
      Bank Revolving Loans (a) ...........        $ 5,968         $ 2,642
      15% Convertible Demand Notes (b) ...            140             140
      12% Convertible Demand Notes (c) ...            686             686
      Promissory Note - Landis (d) .......          2,000           2,000
      Capital lease obligations ..........             14              16
                                                  -------         -------
               Total .....................          8,808           5,484
      Less current portion ...............         (8,808)         (5,484)
                                                  -------         -------
      Long term portion ..................        $    --         $    --
                                                  =======         =======

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

4. Earnings (Loss) Per Share.

      Reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the quarters ended September 30, 2001, and 2000, respectively is as follows:

                                                                           (amounts in thousands,
                                                                            except per share data)
                                                                          -------------------------
                                                                                September 30,
                                                                          -------------------------
                                                                            2001             2000
                                                                          --------         --------
      Numerator for basic and diluted earnings per share:
      Loss from continuing operations ............................        $ (1,351)        $ (1,332)
      Less:
           Dividends on non-convertible preferred stock ..........            (109)            (144)
                                                                          --------         --------
      (Loss) from continuing operations applicable to common stock          (1,460)          (1,476)
      Income (loss) from discontinued operations .................              --              501
                                                                          --------         --------
      Net loss applicable to common stock ........................        $  1,460         $   (975)
                                                                          ========         ========
      Denominator for basic and diluted earnings per share:
      Weighted  average  shares  outstanding  used in the
        computation of per share earnings:
      Common stock issued ........................................          43,602           41,857
                                                                          --------         --------
      Weighted Average shares outstanding - basic and diluted ....          43,602           41,857
                                                                          --------         --------
      Earnings (loss) per share:
      Basic and diluted:
      Continuing .................................................        $   (.03)        $   (.03)
      Discontinued:
      Income (loss) from operations ..............................              --              .01
                                                                          --------         --------
      Net loss applicable to common stock ........................        $   (.03)        $   (.02)
                                                                          ========         ========

      For the three months ended September 30, 2001 and 2000, the conversion of 804,937 and 836,492, respectively, Series A Preferred Shares and for the three months ended September 30, 2000, 200,000 Series B Preferred Shares were not included for computation purposes since the effect would be antidilutive. For the three months ended September 30, 2001, the 1,000 Series E Preferred Shares were not included for computation purposes since the effect would be antidilutive. Also not included in the computation were options on approximately
4.1 million shares since the exercise price was higher than the market price of the Company's stock price.

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings per share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. For purposes of this calculation, common shares include both Class A Common Stock, par value $.001 per share ("Class A Shares"), and Class B Common Stock, par value $.001 per share, of the Company. Net earnings per diluted share amounts ("diluted EPS") were computed assuming there was no potential dilution from the exercise of outstanding stock options, warrants and other securities since the exercise price was higher than the market price. All periods presented include a deduction for the dividend requirement of the Company's 10% Series A Cumulative Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Shares"), Series B Preferred Stock, par value $.01 per share ("Series B Preferred Shares"), and Series E Preferred Stock, $1,000 per share liquidation value ("Series E Preferred Shares").

5. Supplemental Cash Flow Information.

      Supplemental cash flow information relating to continuing operations, is as follows:

                                                                                          (amounts in thousands)
                                                                                        ----------------------------
                                                                                            Three Months Ended
                                                                                                September,
                                                                                        ----------------------------
                                                                                           2001             2000
                                                                                        ------------     -----------
          Cash Paid During the Period for:
               Interest...............................................................      $   402          $   38
          Non-Cash Financial Activities:
               Conversion of Series A Preferred Stock to Class A Common Stock.........           --               1
               Dividend accrual and accretion of dividends on preferred shares........          109             144

      Cash flow information for the discontinued operations for the three months ended September 30, 2001 are not presented since the operating results for the business units were included in the loss on the disposal of the businesses as of June 30, 2001. Cash flow information related to discontinued operations for the three months ended September 30, 2000, is as follows:

                                                                                      (amounts in thousands)
                                                                                      ----------------------
                                                                                        Three Months Ended
                                                                                        September 30, 2000
                                                                                      ----------------------
      Net Cash Used in Discontinued Operations:
           Net income from discontinued operations .................................        $   501
      Adjustments to reconcile net income from discontinuing  operations to net cash used in discontinuing operating activities:
           Depreciation and amortization ...........................................          1,210
           Net book value of property disposed .....................................            348
           Noncash finance charges .................................................            311
           Reserve for inventory ...................................................             68
           Provision for losses on accounts receivable .............................             86
           Changes in Assets and Liabilities:
               Increase in accounts receivable .....................................         (2,849)
               Increase in inventories .............................................         (2,650)
               Decrease in prepaid expense and other assets ........................          1,534
               Increase in accounts payable and accrued expenses ...................          1,473
           Capital expenditures ....................................................         (1,141)
           Borrowing under Foothill revolving loans ................................          1,505
           Repayment of debt and capital lease obligations .........................           (599)
                                                                                            -------
      Net Cash Used By Discontinued Activities: ....................................        $  (203)
                                                                                            =======

                                                                                        (amounts in thousands)
                                                                                      ---------------------------
                                                                                          Three Months Ended
                                                                                            September 30,
                                                                                      ---------------------------
                                                                                         2001            2000
                                                                                      ------------    -----------
        Supplemental disclosure of non cash items from financing activities:
             Issuance of debt in connection with acquisitions.......................       $  --            $  5
        Supplemental disclosure of non cash items from investing activities:
             Issuance of common stock in connection with acquisitions...............          --               5

6. Related Party.

      In connection with the sale of Stylecraft, the personal loan for $250,000 of Mr. Munn, the Company's Chief Executive Officer, owed to Mr. Webster, the Chief Executive Officer of Stylecraft, was transferred to the Company and the Company set up a corresponding receivable form Mr. Munn.

7. Subsequent Events.

      On October 1, 2001, the Company completed the sale of substantially all of the assets of Stylecraft to Stylecraft Acquisition, Inc. for $24,700,000 in cash. See Note 2 "Discontinued Operations."

      On October 18, 2001, Mr. Munn offered to purchase the Company's APF Master Framemakers division. The Company has formed an independent committee of outside directors to examine the offer and determine an appropriate response which may include, without limitation, selling the division to Mr. Munn, looking for other potential buyers, or determining not to sell the division.

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

Ability to Continue as a Going Concern

      The report of the Company's independent public accountants in connection with the Company's financial statements as of and for the years ended June 30, 2001 and 2000 contain an explanatory paragraph as to the Company's ability to continue as a going concern. See "Item 5 Other Information."

Discontinued Operations

      In an effort to generate cash needed to reduce the Company's high interest rate debt and maximize shareholder value, during the second quarter of fiscal 2001, the Company's Board of Directors adopted a formal plan to sell various businesses including, without limitation, Petals, Inc. ("Petals"), Stylecraft Lamps, Inc. ("Stylecraft"), Habitat Solutions, Inc. ("Habitat Solutions") and the West Coast operations. Following the contemplated transactions, the Company's business will primarily consist of its APF Master Framemakers division located in Mt. Vernon, New York. The Company retained DN Partners, an investment-banking firm, to assist in the sale of the various businesses. The West Coast is comprised of the operations of Troy and CSL, which were sold in February 2001, Windsor Art, Inc. ("Windsor"), which was sold in June 2001, and Artisan House, Inc. ("Artisan House"), a wholly owned subsidiary of Decor Group, Inc. ("Decor"), which as sold in August 2001. Habitat Solutions is comprised of Concepts 4, Inc. ("Concepts") and Model Home Interiors, Inc. ("Model Home"), which was sold in April 2001. The Company's lighting products are sold by Stylecraft which was sold on October 1, 2001, its silk floral and tree products are sold by Petals, its architectural and design services are provided by Habitat Solutions and its wall decor products were sold by Windsor and Artisan. During the second quarter of fiscal 2001, the Company accounted for these business units as discontinued operations. As of September 30, 2001, the Company's wholly owned subsidiaries, Petals and Concepts, which remain to be sold, were also considered discontinued operations. The consolidated financial statements for the period ended September 30, 2000 have been restated to reflect the discontinued operations.

      The results of operations, through September 30, 2000, for the businesses to be disposed of have been shown as discontinued operations in the accompanying financial statements and are summarized as follows:

                                                                       (amounts in thousands)
                                        -------------------------------------------------------------------------------------
                                                                        West           Habitat
3 Months Ended 9/30/00                   Stylecraft      Petals         Coast         Solutions       Other           Total
                                        -----------    -----------   -----------     -----------    ----------    -----------
Net sales.......................         $ 12,060       $ 8,883       $ 9,957          $ 8,537      $    (90)       $39,347
Gross profit....................            3,137         4,848         3,556            3,889            --         15,430
Interest expense................              207            35           259               42         1,661          2,204
Depreciation/amortization.......               22           143           212              479           259          1,115
Amortization of goodwill........               34            35           139               73            --            281

      Revenues for the businesses presented above are from external sales. Inter-segment sales totaled $90,000 for the three months ended September 30, 2000 and is reported under the other category. Inter-segment sales were not significant for any business.

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

Results of Operations

Comparison of Three Months Ended September 30, 2001 and 2000

      Net sales for the three months ended September 30, 2001 were $1,901,000 as compared to $2,067,000 for the comparable period of the prior year, a decrease of $166,000. The decrease in net sales was primarily due to the Company's decision during fiscal 2001 to close down the rug and accessory businesses. Excluding rugs and accessories, sales increased $337,000. This increase in the frames business was from major contract customers partially offset by lower sales of custom frames.

      Cost of goods sold for the three months ended September 30, 2001 were about the same as the comparable period of the prior year. Cost of goods sold includes the costs directly related to the recognition of the Company's net sales. Excluding the rug and accessory businesses, cost of sales of the frame business increased $304,000 primarily due to higher contract business which is a lower margin product.

      Selling, general and administrative expenses decreased to $1,670,000 for the three months ended September 30, 2001 as compared to $2,060,000 for the comparable period of the prior year, a decrease of $390,000. This decrease primarily resulted from the decision to close down the rug and accessory businesses. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of the Company's net sales. Excluding the selling, general and administrative expenses of the rug and accessory businesses, expenses increased $141,000 primarily due to higher salaries and freight expenses in the frame business

      Interest expense increased to $429,000 for the three months ended September 30, 2001 from $180,000 for the comparable period of the prior year primarily due to the higher borrowings under the Foothill revolver partially offset by lower interstate.

Liquidity and Capital Resources

      The consolidated financial statements that accompany this Form 10-Q have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities as discussed below and in Note 2 - "Discontinued Operations."

      Since the beginning of the fiscal year, the Company has primarily used its cash to support operating activities. The Company's primary sources of cash during this period have been borrowings under the Foothill revolving loan agreement. At September 30, 2001, the Company had a working capital deficit of $18,221,000. Working capital deficit, excluding the liabilities of expenses held for disposition, was $10,664,000, which includes $5,968,000 representing debt classified as current because the Company was not in compliance with certain requirements governing these instruments.

      Net cash (used in) continuing operating activities during the quarters ended September 30, 2001 and 2000 was $667,000 and $1,907,000, respectively. The lower net cash usage during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, is principally due to decreases in inventory resulting from the decision to shut down the rug and accessories businesses. In addition, the quarter ended September 30, 2001 had a loss from continuing operations of $1,351,000 compared to the loss of $1,332,000 for the quarter ended September 30, 2000.

      Net cash used in investing activities during the three month periods ended September 30, 2001 and 2000 was $33,000 and $133,000, respectively, for capital expenditures.

      Net cash provided by financing activities during the three month periods ended September 30, 2001 and 2000 was $416,000 and $3,186,000, respectively, representing the net borrowing during the respective periods. For the three months ended September 30, 2001, the borrowings under the Foothill revolving loans was $3,324,000 of which $2,908,000 was used for working capital purposes as well as advances to the business units to be disposed of.

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

      As part of the sale of Stylecraft, on September 28, 2001, Petals, Stylecraft and Interiors Investors entered into a letter agreement (the "Second Investors Letter Agreement") pursuant to which upon the sale of the assets or capital stock of Petals, the Company is obligated to pay Interiors Investors $200,000 plus $30,000 for each calendar month after April 1, 2002 until such event occurs. The Second Investors Letter Agreement expires on September 28, 2004. The amount will be included as part of the calculation of a gain or loss on discontinued operations. In addition, Petals issued a promissory note due March 31, 2002 in the amount of $224,894 in favor of Berman Industries, Inc., Stylecraft's largest vendor. The Company also issued a note in the amount of $665,000 (the "Webster Note") to Jimmy Webster as compensation triggered by the sale of Stylecraft. The Webster Note is personally guaranteed by Max Munn and his spouse and secured by all capital stock in the Company owned by Mr. Munn and his wife.

      On October 12, 2000, the Company and the former shareholders of Concepts amended the terms of the purchase agreement pursuant to which the Company acquired all of the common stock of Concepts. Pursuant to the amended terms, the Company paid the former shareholders $3,388,000 during the second quarter of 2000. The Company also has purchase price obligations consisting of (a) a cash payment of $770,000 payable on December 15, 2000, which was satisfied by the delivery of a note as discussed below, (b) a cash payment of $1,218,000 payable on December 15, 2001, (c) a cash payment of $1,218,000 payable on December 15, 2002, and (e) a cash payment of $1,007,289 payable on March 10, 2003. Pursuant to the transaction, the Company also agreed to pay the former shareholders up to $4,500,000 upon the attainment of certain earnings goals by the Company. The amount, if any, will be determined by the earnings of Concepts for the fiscal years 2000, 2001 and 2002. For the calendar year 2000, the earnout was $1,289,000, which was recorded as additional goodwill. All purchase price obligations of the Company can be satisfied by the delivery of twelve month promissory notes bearing interest at 8% per annum and all earnout obligations can be satisfied by the delivery of eighteen month promissory notes bearing interest at 8% per annum. The December 15, 2000 payment of $770,000 and the earnout of $1,289,000 were satisfied by the issuance of promissory notes to the former shareholders of Concepts. During the third and fourth quarters of fiscal 2001, $351,000 has been paid on the $770,000 promissory note.

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

      The Company will attempt to complete its plan to discontinue certain of its operations by December 31, 2001. The completion of such plan is dependent on numerous factors beyond the control of the Company, including without limitation, the marketability of the Company's subsidiaries and divisions, other comparable assets being offered by other sellers, interest rates, the Company's ability to find willing buyers, the capital markets, the continued performance of the Company's subsidiaries and divisions, and the Company's defaults under senior debt instruments and lack of capital resources needed to accomplish such sales. Notwithstanding the Company's ability to complete the sale of its discontinued obligations, it will not have sufficient proceeds to satisfy all of its obligations. The Company will be forced to seek additional financing alternatives or seek a liquidation of its remaining assets. See "Item 5 Other Matters."

Impact of Inflation

      The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplied and other operating costs could adversely effect the Company's operations, however, the Company believes that it should be able to increase prices to offset increases in cost of goods sold or other operating costs.

Sales Variations

      The Company's net sales are not generally subject to seasonal fluctuations experienced by certain retailers; however, the Company does experience some minor variations in the level of sales during the year. The first quarter of the Company's fiscal year (July through September) is generally the Company's slowest sales period due to the fact that the summer is typically when retailers are in their slowest purchasing period. During this time, certain of the Company's warehouses and factories close for three to five days to take annual physical inventories and to consolidate vacation periods for certain of the Company's employees. In addition, the second quarter of the Company's fiscal year (October through December) is generally the highest sales period for the Company's subsidiary, Petals. As a result, the Company's liquidity is dramatically improved during this period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk related to changes in interest rates based primarily on its financing activities. As of September 30, 2001, approximately $13,335,000 of the Company's total liabilities was subject to floating rates of which $7,367,000 is applicable to discontinued operations and $5,968,000 is applicable to continuing operations. The Company does not enter into financial instruments for hedging, speculation or for trading purposes.

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

                        INTERIORS, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

      Matrix Funding Corporation v. Stylecraft Lamps, Interiors, Inc and Petals, Inc. This matter was brought by the plaintiff in the Third Judicial District Court of Salt Lake County, Salt Lake Department, State of Utah and relates to the non-payment of a computer equipment lease. The equipment covered by the lease is not integral to the Company's business. The plaintiff obtained a default judgment in the amount of approximately $1,900,000 in damages. The plaintiff has offered to settle the matter for significantly less than the amount of the judgment. The Company is currently considering this offer.

Item 2. Changes in Securities and Use of Proceeds.

      In November 2001, the Company retired 7,261,103 Class A Shares that were returned to the Company in connection with the sale of Model Home Interiors, Inc.

Item 3. Defaults Upon Senior Securities.

      As of September 30, 2001, the Company had $831,000 of accrued and unpaid dividends on its Series A Preferred Shares for $805,000 and $26,000 on its Series E Preferred shares.

      The Company is currently in default with respect to its debt obligations owed under the Foothill credit facility, the Limeridge Note, the Endeavour Note, and the Landis Note. See "Note 3 - Debt" to the consolidated financial statements accompanying this Form 10-Q.

Item 5. Other Information.

      On October 1, 2001, the Company completed the sale of substantially all of the assets of Stylecraft to Stylecraft Acquisition, Inc. for $24,700,000 in cash. The cash proceeds were used to repay debt owed to Foothill in the amount of $9,900,000, the Investors Note in the amount of $5,200,000, the Limeridge Note and the Endeavour Note in the aggregate amount of $2,800,000, a real estate mortgage owed to Bank of America in the amount of $2,200,000 and the Landis Note (as defined below) in the amount of $500,000. As part of the transaction, a personal loan of Max Munn, the Company's Chief Executive Officer, in the amount of $250,000, owed to Jimmy Webster, the Chief Executive of Stylecraft, was transferred to the Company and the Company set up a corresponding receivable from Mr. Munn. The Company also paid an aggregate of approximately $1,200,000 out of $2,400,000 of retention incentives owed to its executive officers. The Company paid approximately $600,000 in fees and expenses. The remaining balance of approximately $2,300,000 was used for general working capital purposes of the Company. In addition, Petals issued a promissory note due March 31, 2002 in the amount of $224,894 in favor of Berman Industries, Inc., Stylecraft's largest vendor. The Company also issued a note in the amount of $665,000 (the "Webster Note") to Jimmy Webster as compensation triggered by the sale of Stylecraft. The Webster Note is personally guaranteed by Max Munn and his spouse and secured by all capital stock in the Company owned by Mr. Munn and his wife.

      On October 1, 2001, Mr. Munn, the Company's Chief Executive Officer, executed the Consolidated Promissory Note due November 1, 2005 in the principal amount of $568,624.97 bearing interest at 6.5% in favor of the Company. At maturity, all accrued interest plus $48,679.92 of previously accrued interest is due and payable.

      On October 18, 2001, Mr. Munn offered to purchase the Company's APF Master Framemakers division. The Company has formed an independent committee of outside directors to examine the offer and determine an appropriate response which may include, without limitation, selling the division to Mr. Munn, looking for other potential buyers, or determining not to sell the division.

Ability to Continue as a Going Concern

      The report of the Company's independent public accountants in connection with the Company's financial statements as of and for the years ended June 30, 2001 and 2000, filed with the Company's Form 10-K, contain an explanatory paragraph as to Company's ability to continue as a going concern. Among the factors contributing to the substantial doubt about the Company's ability to continue as a going concern are recurring net losses and the Company's default with respect to significant debt obligations. For the years ended June 30, 2001, 2000 and 1999, the Company had net losses of $39,192,000, $18,581,000 and $8,771,000, respectively, see Note 3 - Discontinued Operations. The net loss for the year ended June 30, 2001 of $39,192,000 includes a charge of $28,600,000 for the estimated loss on the disposal of businesses. The Company had operating cash flow of $193,000 for the year ended June 30, 2001 but had negative operating cash flows of $920,000 and $31,540,000 (which was used primarily for acquisitions), for the years ended June 30, 2000 and 1999, respectively. As of June 30, 2001, the Company had classified $27,070,000 of its long term debt, including debt applicable to discontinued operations of $24,428,000, as current liabilities because of its failure to meet requirements contained in the instruments governing these debt obligations. Such amount can currently be accelerated by the holders of these instruments as a result of the defaults. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Limited Liquidity

      At September 30, 2001, the Company had negative working capital of approximately $18,221,000. The Company continues to experience working capital limitations which materially impair its ability to generate positive cash flow. The cash proceeds received from the sales of various business units were required to be used to repay debt. The Company's credit facility provides for availability based upon inventory and account receivable levels and, accordingly, the Company has experienced limitations on the availability under this facility. The sales of Petals and Concepts during fiscal 2002 will be required to repay outstanding debt obligations. If the Company continues to experience working capital limitations it will materially impact the Company's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Estimated Loss on Disposal of Businesses; Failure to Satisfy Obligations

      The Company currently estimates that as a result of the disposal of all discontinued operations the Company will incur a net loss. In addition, as of September 30, 2001, the Company's continuing operations had a working capital deficit of $10664,000 and reported a net loss of $1,351,000. Accordingly, the Company does not expect that there will be sufficient proceeds from the sale of its remaining discontinued operations or results of continuing operations to satisfy all of its remaining obligations. The Company will be forced to seek additional financing alternatives or seek a liquidation of its remaining assets.

Significant Financing Costs

      The Company has incurred significant costs in the financing of its business operations and acquisition strategy. As of September 30, 2001, the Company, including debt applicable to discontinued operations of $34,753,000, had total debt in the aggregate principal amount of approximately $43,561,000. As a consequence of the Company's significant financing costs, a substantial portion of the Company's cash flow from operations and cash proceeds from the sales of business units is committed to the payment of debt service and is not available to the Company for other purposes. As of September 30, 2001, the Company is in default with respect to $28,070,000 of debt obligations. Substantial decreases in the proceeds from the businesses to be sold and in operating cash flow or an increase in expenses would make it even more difficult for the Company to meet its other debt service requirements and force it to modify its operations. If this event were to occur, it would have a material adverse effect on the Company's financial position and results of operations.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.                            Description
----------                             -----------
2.1 Asset Purchase Agreement by and between Stylecraft Lamps, Inc., Interiors, Inc. and Stylecraft Acquisition, Inc.*
2.2 Amendment No. 1 to Asset Purchase Agreement by and between Stylecraft Lamps, Inc., Interiors, Inc. and Stylecraft Acquisition, Inc.*
2.3 Amendment No. 2 to Asset Purchase Agreement by and between Stylecraft Lamps, Inc., Interiors, Inc. and Stylecraft Acquisition, Inc.*
10.1 Comprehensive Amendment, Guaranty and Security Agreement dated as of September 28, 2001 among Interiors, Inc., et al and Limeridge LLC, The Endeavour Capital Fund, S.A. and The Endeavour Capital Investment Fund. S.A.*
10.2        Consolidated Promissory Note dated October 1, 2001 of Max Munn*

* To be filed by amendment.

(b) Reports on Form 8-K

None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated:                      INTERIORS, INC.


      November 19, 2001           By: /s/ Max Munn
                                  ---------------------------------------------
                                          Max Munn
                                          President and Chief Executive Officer


      November 19, 2001           By: /s/ Robert J. Conologue
                                  ---------------------------------------------
                                          Robert J Conologue
                                          Executive Vice President and
                                          Chief Financial Officer