Form 10-Q
period 2001-12-31
INTERIORS INC
filed 2002-02-19
CIK 921563

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001
                               ------------------

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

                               Delaware 13-3590047
                               ------------------
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)

                91 French Avenue, Braintree, Massachusetts 02184
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (781) 848-2133
                                 --------------
                (Issuer's Telephone Number, Including Area Code )

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2001, the registrant had 48,549,743 outstanding shares of Class B Common Stock.

                                 INTERIORS, INC.

                                Table Of Contents

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001...      3

Consolidated Statements of Operations for the Three and Six Months Ended
December 31, 2001 and 2000..............................................    4-5

Consolidated Statements of Cash Flows for the Six Months Ended
December 31, 2001 and 2000..............................................      6

Notes to Consolidated Financial Statements...............................  7-14

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.................................................... 15-18

PART II OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................    19

Item 2.  Changes in Securities and Use of Proceeds ......................    19

Item 3.  Defaults Upon Senior Securities ................................    19

Item 5.  Other Information...............................................    20

Item 6.  Exhibits and Reports on Form 8-K................................    20

Signatures...............................................................    21

                        Interiors, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                             (amounts in thousands)







                                               December 31,       June 30,
                                                  2001              2001
                                               (Unaudited)       (Restated)
                                              --------------    -----------

                            Assets

Current Assets:
Cash and cash equivalents                      $     23        $    411
Other current assets                              2,195             395
                                               ---------        --------

Total Current Assets                              2,218             806
                                               ---------        --------

Other Assets, net                                  -                114
                                               ---------        --------

Total Assets                                   $ 2,218         $    920
                                               =========        ========



                      Liabilities and Stockholders' Deficit

Current Liabilities:
Notes payable and current maturities
 of longterm debt                              $   8,005       $  5,484
Accounts payable                                     713          1,544
Accrued expenses                                  10,895          3,509
Liabilities of businesss held for
 disposition, net                                   -             6,647
                                               ---------        --------
Total current liabilities                         19,613         17,184
                                               ---------        --------

LongTerm Debt, less current maturities            17,088             -
                                               ---------        --------

Stockholders' Deficit:
 Preferred stock, $.01 par value, 5,300,000
  shares authorized:
 Series A Redeemable Convertible Preferred
  Stock, $.01 par value, 2,870,000 shares
  authorized, 804,937 shares issued and
  outstanding                                          8                8
 Series E Redeemable Convertible Preferred
  Stock, $1,000 liquidation value, 2,000
  shares authorized, 1,000 shares issued and
  outstanding at June 30, 2001                      -               1,000
 Series F 6% Preferred Stock, $.01 par value,
  100,000 shares authorized 100,000 shares
  issued and outstanding at December 31, 2001      1,000             -
Class A common stock, $.001 par value,
 60,000,000 shares authorized 41,191,743 and
 48,549,743 shares issued and outstanding at
 December 31, and June 30, 2001, respectively         42               49
Class B common stock, $.001 par value, 2,500,000
 shares authorized, $0 and 2,455,000 shares
 issued and outstanding at December 31 and
 June 30, 2001                                      -                   2
Treasury stock, at cost, 44,771 and 7,402,771
 shares at December 31 and June 30, 2001,
 respectively                                        (41)            (629)
Additional paid-in capital                        68,553           66,119
Accumulated deficit                             (104,045)         (79,351)
Note receivable                                     -              (3,462)
                                               ---------         --------
TOTAL STOCKHOLDERS' DEFICIT                      (34,483)         (16,264)
                                               ---------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   2,218       $      920
                                               =========         ========



             The accompanying notes are an integra part of these
                        consolidated financial statements

                        Interiors, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                  (amounts in thousands except per share data)

                                   (Unaudited)


                                                     Six Months Ended
                                                        December 31,
                                            ----------------------------------
                                                2001               2000
                                            -----------         -----------
Net Sales                                   $    -              $    -

Cost of Sales                                    -                   -
                                            -----------         -----------
Gross Profit                                     -                   -
                                            -----------         -----------

Selling, General and Administrative
 Expenses                                       1,977               2,389
                                            -----------         -----------
Total Operating Expenses                        1,977               2,389
                                            -----------         -----------
Loss Before Other Income (Expenses)            (1,977)             (2,389)

Other Income (Expenses)
 Interest expense                              (7,524)             (1,304)
                                            -----------         -----------
Other Income (Expenses)                        (7,524)             (1,304)
                                            -----------         -----------
Loss from continuing operations before
 income tax                                    (9,501)             (3,693)

Provision for income tax                         -                     (7)
                                            -----------         -----------
Loss from continuing operations                (9,501)             (3,700)

Loss from discontinued operations             (14,975)             (1,483)
                                            -----------         -----------
Net Loss                                      (24,476)             (5,183)

Imputed Preferred Stock Dividend                 (218)               (175)
                                            -----------         -----------
Loss available to common shareholders       $ (24,694)           $ (3,868)
                                            ===========         ===========


Basic and diluted loss per share available
 to common shareholders
Continuing                                  $   (0.22)           $  (0.09)
Discontinued                                    (0.35)              (0.03)
                                            -----------         -----------
                                            $   (0.57)           $  (0.12)
                                            ===========         ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                             43,549              44,357
                                            ===========         ===========






              The accompanying notes are an integral part of these
                        consolidated financial statements

                        Interiors, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                  (amounts in thousands except per share data)

                                   (Unaudited)


                                                   Three Months Ended
                                                      December 31,
                                            ----------------------------------
                                                2001               2000
                                            -----------         -----------
Net Sales                                   $    -              $    -

Cost of Sales                                    -                   -
                                            -----------         -----------
Gross Profit                                     -                   -
                                            -----------         -----------

Selling, General and Administrative
 Expenses                                         806               1,326
                                            -----------         -----------
Total Operating Expenses                          806               1,326
                                            -----------         -----------
Loss Before Other Income (Expenses)              (806)             (1,326)

Other Income (Expenses)
 Interest expense                              (7,095)               (782)
                                            -----------         -----------
Other Income (Expenses)                        (7,095)               (782)
                                            -----------         -----------
Loss from continuing operations before
 income tax                                    (7,901)             (2,108)

Provision for income tax                         -                     (7)
                                            -----------         -----------
Loss from continuing operations                (7,901)             (2,115)

Loss from discontinued operations             (15,224)             (2,237)
                                            -----------         -----------
Net Loss                                      (23,125)             (4,352)

Imputed Preferred Stock Dividend                 (109)                (32)
                                            -----------         -----------
Loss available to common shareholders       $ (23,234)           $ (4,384)
                                            ===========         ===========


Basic and diluted loss per share available
 to common shareholders
Continuing                                  $   (0.18)           $  (0.04)
Discontinued                                    (0.35)              (0.05)
                                            -----------         -----------
                                            $   (0.53)           $  (0.09)
                                            ===========         ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                             43,494              44,357
                                            ===========         ===========






              The accompanying notes are an integral part of these
                        consolidated financial statements

                        Interiors, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)


                                   (Unaudited)





                                                     Six Months Ended
                                                        December 31,
                                            ----------------------------------
                                                2001               2000
                                            -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITES
Net loss from continuing operations         $ (9,501)          $    (3,700)
Adjustment to reconcile net loss to net
 cash used by operating activities
 Interest accretion on debt conversion         3,015                  -

 Changes in Assets and Liabilities:
 Decrease (increase) in prepaid expenses
  and other assets                               114                  (458)
(Decrease) increase in accounts payable
  and accrued expenses                          (831)                  634
                                            -----------         -----------
Net cash used in continuing operations        (7,203)               (3,524)
Net cash provided by discontinued
 operations                                    1,491                   303
                                            -----------         -----------
Net Cash Used In Operations                   (5,712)               (3,221)
                                            -----------         -----------
Cash Flows From Financing Activities
(Repayments) borrowings from Foothill
 under revolving loans                        (5,968)                5,958
Borrowings under Martin Road agreement         3,178                  -
Repurchase of Claa A common stock               -                   (2,729)
Receipt from discontinued business units       8,114                  -
                                            -----------         -----------
Net Cash Provided By Financing Activities      5,324                 3,229
                                            -----------         -----------
Net (Decrease) Increase In Cash                 (388)                    8
Cash, beginning of period                        411                  -
                                            -----------         -----------
Cash, end of period                         $     23           $         8
                                            ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest
 and taxes                                  $   -              $      -
                                            ===========         ============






               The accompanying notes are an integral part of these
                        consolidated financial statements

                        Interiors, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2001

1. Basis of Presentation.

Business

      The financial statements included herein are unaudited and have been prepared by Interiors, Inc., a Delaware corporation ("Interiors"), in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of Interiors and its subsidiaries (the "Company"), as of December 31, 2001 and the results of operations of the Company for the three and six-month periods ended December 31, 2001 and 2000.

      The Company's results of operations during the three and six months ended December 31, 2001 are not necessarily indicative of any future results. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. In addition, see
Note 2 regarding discontinued operations.

      Throughout 2000 and 2001, the Company had difficulty integrating many of the businesses it had recently acquired. The Company also defaulted on the high interest rate debt obligations undertaken to finance its acquisition strategy. Therefore, in an effort to generate cash needed to reduce the Company's debt and maximize shareholder value, the Board of Directors adopted a formal plan during the second half of 2000 to sell substantially all of the recently acquired businesses. The Company retained DN Partners, an investment-banking firm, to assist in the sale of the various businesses. The proceeds from the sale of these businesses were used to repay debt. As of January 23, 2002, the Company had completed the sales of all of these businesses with the exception of Petals, which was foreclosed on (See Note 2).

Going Concern Matters

      The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended June 30, 2001 and 2000, the Company had net losses of $39,192,000 and $18,581,000, respectively. The net loss for the fiscal year 2001 includes $28,600,000 representing estimated losses on the disposal of businesses. The loss from continuing operations for the six months ended December 31, 2001 and 2000 was $9,501,000 and $3,700,000, respectively. In addition, as of December 31 and June 30, 2001, the Company classified $4,826,000 and $27,070,000 of its long term debt as current liabilities, including debt applicable to discontinued operations, because of its failure to meet certain requirements contained in the agreements governing these instruments. These factors and the items discussed below raise substantial doubt about the Company's ability to continue as a going concern.

Limited Liquidity

      At December 31, 2001, the Company had negative working capital of approximately $17,396. The Company continues to experience working capital limitations, which materially impair its ability to generate positive cash flow. The cash proceeds received from the sales of all the business units were used to repay debt. The Company's credit facility provides for availability based upon inventory and account receivable levels and, accordingly, the Company has experienced limitations on the availability under this facility. The sale of Concepts during fiscal 2002 was used to repay outstanding debt obligations. If the Company continues to experience working capital limitations it will materially impact the Company's financial condition and results of operations.

Loss on Disposal of Businesses; Failure to Satisfy Obligations

      At June 30, 2001, the Company estimated that as a result of the disposal of all discontinued operations the Company will incur a net loss. In addition, as of December 31, 2001, the Company's continuing operations had a working capital deficit of $17,396 and reported a loss of $23,351,000. The Company has completed its plan to discontinue its operations .

2. Discontinued Operations.

      During the second quarter of fiscal 2001, in an effort to generate cash needed to reduce the Company's high interest rate debt and maximize shareholder value, the Company's Board of Directors adopted a formal plan to sell various businesses including, without limitation, Petals, Inc. ("Petals"), Stylecraft Lamps, Inc. ("Stylecraft"), Habitat Solutions, Inc. ("Habitat") and the West Coast operations ("West Coast'). The Company retained DN Partners, an investment -banking firm, to assist in the sale of the various businesses. The West Coast is comprised of the operations of Troy and CSL, which were sold in February 2001, Windsor Art, Inc. ("Windsor"), which was sold in June 2001, and Artisan House, Inc. ("Artisan"), a wholly owned subsidiary of Decor Group, Inc. ("Decor"), which was sold in August 2001. Habitat is comprised of Concepts 4, Inc. ("Concepts") which was sold in January 2002, and Model Home Interiors, Inc. ("Model"), which was sold in April 2001. The Company sold Stylecraft on October 1, 2001 and Petals was foreclosed on in December 2001. The Company's APF Master Framemakers ("APF")division was sold in December 2001. During the second quarter of fiscal 2001, the Company accounted for these business units as discontinued operations. As of December 31, 2001, the Company's wholly owned subsidiary, Concepts, which was sold in January 2002, was considered sold. The consolidated financial statements for the period ended December 31, 2000 have been restated to reflect the discontinued operations.

      In August 2001, the Company completed the sale of stock of Artisan by receiving net proceeds of $640,000 comprised of cash of $605,000 and an 8% note for $35,000. Decor retained $463,000 of Foothill debt, which was repaid with the proceeds from the sale. The loss on the disposal of this business unit was approximately $1,100,000.

      Cash received of $2,731,000 from the sales of Windsor and Artisan was used to repay outstanding borrowings under the Foothill revolving loans. Of this amount, $2,126,000 from the sale of Windsor became available from escrow in early July 2001.

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

      On December 24, 2001 the Company entered into a Debt Restructuring Agreement (the "Debt Restructuring Agreement") with Limeridge LLC, The Endeavour Capital Fund, S.A. and The Endeavour Capital Investment Fund, S.A. (the Endeavour entities collectively, "Endeavour"). Pursuant to the Debt Restructuring Agreement, the Company, among other things, agreed to (i) permit the uncontested foreclosure by Limeridge and Endeavour on the collateral securing certain indebtedness for borrowed money owed by the Company to Limeridge and Endeavour (all of the capital stock of Petals) and (ii) cede control of the Company to Paladin Trading Company Ltd. through the issuance of the Series F Preferred Stock to Paladin. Paladin was designated by Limeridge under the Debt Restructuring Agreement to acquire the Series F Preferred Stock from the Company.

      Under the Debt Restructuring Agreement, the Company restructured and reduced the Company's obligations for borrowed money to certain of its creditors, including, without limitation, Limeridge, Endeavour, Landis, Investors, Berman and Jimmy Webster.

      Pursuant to the Debt Restructuring Agreement, on the Foreclosure Date, the Company delivered to Limeridge and Endeavour legal and beneficial title to the shares of capital stock in Petals owned by the Company in satisfaction of $7,350,000 of the total indebtedness owed by the Company to Limeridge and Endeavour.

      The Company amended and restated the original Limeridge and Endeavour Notes by issuing to Limeridge and Endeavour, Amended and Restated Secured Convertible Notes due December 31, 2008 in the original principal amount of $15,115,372 and $1,972,417, respectively (the "Amended and Restated Notes"). The Amended and Restated Notes bear interest at a rate of 6.0% per annum. The obligations of the Company under these notes are secured by a subordinated security interest in all of the assets of the Company and each of its subsidiaries, and in all of the outstanding shares of capital stock of the Company's subsidiaries owned by the Company and/or each of its subsidiaries.

      Limeridge and Endeavour may convert their respective notes into that number of shares of common stock of the Company which is determined by dividing the principal dollar amount of the note being converted by the conversion price, which shall be equal to 85% of the lesser of (i) the closing bid price of the common stock of the Company on December 27, 2001, or (ii) the average closing bid prices of the common stock of the Company for the five consecutive trading days immediately preceding a conversion date, subject to adjustment. In regards to this conversion privilege the Company has recognized a beneficial conversion of $3,015,000. However, if the Company merges with or acquires an entity with a pre-acquisition valuation of $15 million or more, then the conversion price will be fixed based upon a discount mutually agreed upon by the Company and Limeridge or Endeavour, as the case may be, from the closing price of the common stock of the Company prior to the date of consummation of such transaction.

      The remaining $1 million of the total indebtedness owed by the Company to Limeridge and Endeavour was satisfied by the issuance by the Company to Paladin of the Series F Preferred Stock.

       Pursuant to the Debt Restructuring Agreement and an Assignment and Assumption Agreement dated as of December 27, 2001 (the "Assignment and Assumption Agreement") by and between Foothill and Martin Road, Ltd. ("Martin Road"), on the Foreclosure Date, Martin Road acquired all of the outstanding indebtedness for borrowed money, plus all accrued interest thereon and costs associated therewith, owed by the Company to Foothill. In exchange therefor Martin Road paid to Foothill approximately $2 million, the full amount owed by the Company to Foothill on the Foreclosure Date. In connection therewith, Martin Road acquired by assignment all of Foothill's first priority liens and other rights in and to the assets and properties of the Company and its subsidiaries, including, without limitation, Petals, but excluding the assets and properties of the Company's APF Master Framemakers Division.

       In addition, on the Foreclosure Date, Martin Road made available to the Company $1.1 million under the assigned credit facility from Foothill, as a senior secured line of credit. On the Foreclosure Date, the Company borrowed the full amount to pay $1.1 million to Landis in exchange for which Landis released certain claims against Max Munn and agreed to permit the Company to assign the remaining $1 million obligation to APF Acquisition Corp., ("APF"), the purchaser of the APF Master Framemakers division.

       In connection with the Debt Restructuring Agreement, Petals issued to Investors, Berman and Webster individual Second Amended and Restated Promissory Notes dated December 27, 2001 in the aggregate principal amounts of $2,386,761, $239,805 and $692,062 respectively, thus relieving the Company of such obligations and Max Munn of his personal obligations.

       On December 27, 2001, pursuant to the terms of an Asset Purchase Agreement dated as of December 24, 2001 by and among APF, Max Munn, Laurie Munn and the Company, the Company sold all of the assets and certain liabilities relating to its APF Master Framemakers Division ("APF Master"), to APF. APF is wholly-owned by Laurie Munn, the spouse of Max Munn, the former Chairman, Chief Executive Officer and President of the Company.

       The purchase price was $1,750,000, consisting of: (i) the assumption by APF of $1 million owed by the Company to Landis, as evidenced by a secured promissory note of APF in favor of Landis and (ii) a secured promissory note of APF in favor of the Company in the principal amount of $750,000 (the "APF Note"), subject to reduction.

       The APF Note matures on December 27, 2005 (the "Maturity Date"), and bears interest at the rate of 10.0% per annum until June 30, 2002, and 7.0% per annum from June 30, 2002 until the Maturity Date. The principal amount of the APF Note is payable in two installments. The first installment of $500,000 is due and payable on December 27, 2003. The second installment of $250,000, together with all interest accrued, is due and payable on the Maturity Date. The second installment of the APF Note will be automatically cancelled if (i) by March 31, 2002, APF is able to obtain for the Company a full and complete release of the Company's obligations under its lease for its offices at 320 Washington Street, Mount Vernon, New York from the owner of such property, and
(ii) APF prepays the first installment of the APF Note by December 27, 2002.

       The obligations of APF under the APF Note are secured by a security interest in all of the assets of APF and by a pledge by Max Munn and Laurie Munn of all of the capital stock they own in APF. In addition, the obligations of the APF agreement and the APF Note are personally guaranteed by Max Munn and Laurie Munn.

       In addition, the Company retained Max Munn as a consultant until June 30, 2002. The Company shall pay Mr. Munn a fee of $10,000 per month for his services. Under the consulting agreement Mr. Munn will receive a bonus of $150,000 from the Company if APF repays the full amount outstanding under the APF Note by December 31, 2002.

       Upon the consummation of the APF acquisition, Mr. and Mrs. Munn transferred back to the Company for cancellation all of the shares of Class B Common Stock and Series E Preferred Stock of the Company they owned. In connection with the redemption and cancellation of such shares, the Company released Mr. and Mrs. Munn from all indebtedness and other liabilities owed by them to the Company in connection with their original purchase of shares (aggregating approximately $3.5 million).

       On January 23, 2002, the Company completed the sale of all of the outstanding capital stock of Concepts 4 to Homada LLC ("Homada"), pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated as of January 16, 2002, by and among the Company, Habitat Solutions, Inc. and Homada. Homada is owned by the management and former shareholders of Concepts 4.

        At the time of sale, the Company owed over $5 million to former shareholders of Concepts 4 in purchase price installments and promissory notes relating to the Company's original acquisition of Concepts 4. Approximately $1.9 million was currently due and payable and was secured by a pledge of 10 million shares of the Company's common stock. Homada assumed the indebtedness of the Company to the former shareholders of Concepts 4 plus payment of an additional $1.5 million. $750,000 was paid in cash at closing, $125,000 was paid by execution and delivery of an unsecured promissory note of Homada, which was paid on January 30, 2002, and $625,000 was paid by execution and delivery of an unsecured promissory note of Homada which is payable over five years. As a result of the sale, the 10 million shares of Company stock held as collateral for the indebtedness was returned to the Company and retired. All cash proceeds from the sale of Concepts 4 were paid directly to the Company's first priority senior secured lender. Additional contingent purchase consideration may be payable based upon the achievement of certain operating results of Concepts 4 over the next three years.

      As of June 30, 2001, the losses incurred on the sales of businesses which occurred as of such date and the anticipated sales of the other businesses were estimated to result in a net loss. During the first quarter of fiscal 2002, the Company sold the stock of Artisan and, on October 1, 2001, it sold the assets of Stylecraft.

      During the second quarter of fiscal 2002, Petals was foreclosed upon. During the third quarter of fiscal 2002 the Company sold the stock of Concepts 4.

      Depreciation expense on a computer system that is no longer being implemented by the discontinued operations are reported in discontinued operations.

      Depreciation and amortization assigned to the businesses reported as discontinued operations represents the amounts applicable to fixed assets and other intangible assets, excluding goodwill, which is presented separately.

3. Debt.

Debt outstanding as of December 31 and June 30, 2001 is as follows:

                                            (amounts in thousands)
                                         --------------------------
                                                  December 31,
                                                     2001
                                                  -----------
Revolving Loan (a)                                $   3,178
15% Convertible Demand Notes (b)                        140
12% Convertible Demand Notes (c)                        686
Promissory Note - Landis (d)                           -
10% Convertible Debenture - Petals (e)                2,000
Capital lease obligations (f)                         2,000
Limeridge and Endeavour (g)                          17,088
                                                  ----------
Total                                                25,092
Less current portion                                 (8,004)
                                                  ----------
Long term portion                                 $  17,088
                                                  ==========


(a) In June 2000, the Company and Foothill entered into the Foothill Agreement as more fully discussed in Note 2 - Discontinued Operations. The interest rates on the revolving loan is prime plus 1.25% and on the term loans is prime plus 1.50%. As of March 1, 2001, the interest rates were increased to prime plus 2.5% on the revolving loan. The credit facility contains financial and other covenants, including minimum net worth, and earnings before interest, income taxes and depreciation and amortization. Borrowings under the credit facility are secured by substantially all the assets of the Company, including accounts receivable and inventory. This debt is classified as current liabilities at June 30, 2000 because Foothill had the right to accelerate this obligation in the event other debt obligations which were currently in default were accelerated by other lenders.

       Pursuant to the Debt Restructuring Agreement and the Assignment and Assumption Agreement dated as of December 27, 2001 by and between Foothill and Martin Road, on the Foreclosure Date Martin Road acquired all of the outstanding indebtedness for borrowed money, plus all accrued interest thereon and costs associated therewith, owed by the Company to Foothill. In exchange therefor Martin Road paid to Foothill approximately $2 million, the full amount owed by the Company to Foothill on the Foreclosure Date. In connection therewith, Martin Road acquired by assignment all of Foothill's first priority liens and other rights in and to the assets and properties of the Company and its subsidiaries, including, without limitation, Petals, but excluding the assets and properties of the Company's APF Master Framemakers Division.

       In addition, on the Foreclosure Date, Martin Road made available to the Company $1.1 million under the assigned credit facility from Foothill, as a senior secured line of credit. On the Foreclosure Date, the Company borrowed the full amount to pay $1.1 million to Landis in exchange for which Landis released certain claims against Max Munn and agreed to permit the Company to assign the remaining $1 million obligation to APF Acquisition Corp., ("APF"), the purchaser of the APF Master Framemakers division.

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

        Pursuant to the Debt Restructuring Agreement dated as of December 27, 2001 Martin Road made available to the Company $1.1 million under the assigned credit facility from Foothill, as a senior secured line of credit. On the Foreclosure Date, the Company borrowed the full amount to pay $1.1 million to Landis in exchange for which Landis released certain claims against Max Munn and agreed to permit the Company to assign the remaining $1 million obligation to APF Acquisition Corp., ("APF"), the purchaser of the APF Master Framemakers division.

(e) Issued to DMB Property Ventures LP in connection with the acquisition of Petals, Inc. The note was originally due March 23, 2001 and convertible into Class A Shares at $2.00 per share.

(f) On December 24, 2001 the Company entered into a Debt Restructuring Agreement with Limeridge and endeavour. Of the total balance of the indebtedness owed to Limeridge and Endeavour, the Company amended and restated the original Limeridge and Notes by issuing: (i) to Limeridge and Endeavor Amended and Restated Secured Convertible Notes due December 31, 2008 in the original principal amount of $15,115,372 and $1,972,417, respectively. The Notes bear interest at a rate of 6.0% per annum. The obligations of the Company under these notes are secured by a subordinated security interest in all of the assets of the Company and each of its subsidiaries, and in all of the outstanding shares of capital stock of the Company's subsidiaries owned by the Company and/or each of its subsidiaries.

      Limeridge and Endeavour may convert their respective notes into that number of shares of common stock of the Company which is determined by dividing the principal dollar amount of the note being converted by the conversion price, which shall be equal to 85% of the lesser of (i) the closing bid price of the common stock of the Company on December 27, 2001, or (ii) the average closing bid prices of the common stock of the Company for the five consecutive trading days immediately preceding a conversion date, subject to adjustment. In regards to this conversion privilege the Company has recognized a beneficial conversion of $3,015,000. However, if the Company merges with or acquires an entity with a pre-acquisition valuation of $15 million or more, then the conversion price will be fixed based upon a discount mutually agreed upon by the Company and Limeridge or Endeavour, as the case may be, from the closing price of the common stock of the Company prior to the date of consummation of such transaction.

4. Earnings (Loss) Per Share.

      Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive.

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

5. Related Party.

      In connection with the sale of Stylecraft, the personal loan for $250,000 of Mr. Munn, owed to Mr. Webster, the Chief Executive Officer of Stylecraft, was transferred to the Company and the Company set up a corresponding receivable from Mr. Munn.

     In connection with the Debt Restructuring Agreement, Petals issued to Webster an individual Second Amended and Restated Promissory Notes dated December 27, 2001 in the aggregate principal amounts of $692,062 respectively, thus relieving Max Munn of his personal obligations.

6. Subsequent Events.

     On January 23, 2002, the Company completed the sale of all of the outstanding capital stock of Concepts 4 to Homada LLC ("Homada"), pursuant to the terms and conditions of the Stock Purchase Agreement, dated as of January 16, 2002, by and among the Company, Habitat Solutions, Inc. and Homada. Homada is owned by the management and former shareholders of Concepts 4.

        At the time of sale, the Company owed over $5 million to former shareholders of Concepts 4 in purchase price installments and promissory notes relating to the Company's original acquisition of Concepts 4. Approximately $1.9 million was currently due and payable and was secured by a pledge of 10 million shares of the Company's common stock. Homada assumed the indebtedness of the Company to the former shareholders of Concepts 4 plus payment of an additional $1.5 million. $750,000 was paid in cash at closing, $125,000 was paid by execution and delivery of an unsecured promissory note of Homada, which was paid on January 30, 2002, and $625,000 was paid by execution and delivery of an unsecured promissory note of Homada which is payable over five years. As a result of the sale, the 10 million shares of Company stock held as collateral for the indebtedness was returned to the Company and retired. All cash proceeds from the sale of Concepts 4 were paid directly to the Company's first priority senior secured lender. Additional contingent purchase consideration may be payable based upon the achievement of certain operating results of Concepts 4 over the next three years.

        The sale has been reflected as if it had occurred as of December 31, 2001.

                                       14
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

      Interiors, Inc., a Delaware corporation ("Interiors" or the "Company"), has sold all of its operations. The Company's principal office is located in Braintree, Masachusetts.

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

      Since the beginning of the fiscal year, the Company has primarily used its cash to support operating activities. The Company's primary sources of cash during this period have been borrowings under the Foothill revolving loan agreement. At December 31, 2001, the Company had a working capital deficit of $17,396,000.

      Net cash used in continuing operating activities during the six months ended December 31, 2001 and 2000 was $7,203,000 and $3,524,000 respectively. The greater net cash usage during the six months ended December 31, 2001 compared to the six months ended December 31, 2000, is principally due to increased net loss from continuing operations.

      Net cash provided by financing activities during the six-month period ended December 31, 2001 and 2000 was $5,324,000 and $3,229,000 respectively, representing the net borrowing during the respective periods and cash received from discontinued business units.

      On March 19, 2001, Petals and Stylecraft, wholly owned subsidiaries of the Company, executed a Senior Subordinated Secured Note due March 14, 2002 (the "Investors Note") in favor of Interiors Investors, LLC, a Delaware limited liability company ("Interiors Investors") in the original principal amount of $5,000,000. The Investors Note is subordinated to the Company's obligations owed to Foothill, secured by substantially all of the Company's assets and guaranteed by Interiors and the Company's Chairman, President and Chief Executive Officer and his spouse. The Investors Note accrues interest at 16% per annum until September 30, 2001 and 18% thereafter and is payable monthly commencing May 31, 2001. From time to time, the Company is required to prepay the Investors Note out of the proceeds of the sale of the assets or capital stock of the Company's subsidiaries. Interiors Investors is owned by Robert Berman, who controls Berman Industries, Inc., Stylecraft's largest vendor ("Berman Industries"), and Jimmy

Webster, Stylecraft's Chief Executive Officer. The Company received net proceeds of $4,941,000, of which $2,000,000 was loaned to Stylecraft to pay accounts payable owed to Berman Industries, $2,941,000 was loaned to Petals for working capital requirements, of which $450,000 was paid to Foothill on behalf of Interiors to pay down the revolving loan. In connection with the sale of Stylecraft, the Company repaid $3.0 million principal amount of the Investors Note and the interest rate was increased to 20.0%

      On March 19, 2001, Petals, Stylecraft and Interiors Investors entered into a letter agreement (the "Investors Letter Agreement") pursuant to which upon the sale of the assets or capital stock of Petals and/or Stylecraft, the Company is obligated to pay Interiors Investors $2,200,000 plus $125,000 for each calendar month after October 1, 2001 until such event occurs. The Investors Letter Agreement expires on March 19, 2004. The amount is included as part of the calculation of a gain or loss on discontinued operations. In connection with the Stylecraft transaction, the Company paid Interiors Investors $2,200,000 to satisfy its obligations under the Investors Letter Agreement. .

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

      On December 24, 2001 the Company entered into a Debt Restructuring Agreement (the "Debt Restructuring Agreement") with Limeridge LLC, The Endeavour Capital Fund, S.A. and The Endeavour Capital Investment Fund, S.A. (the Endeavour entities collectively, "Endeavour"). Pursuant to the Debt Restructuring Agreement, the Company, among other things, agreed to (i) permit the uncontested foreclosure by Limeridge and Endeavour on the collateral securing certain indebtedness for borrowed money owed by the Company to Limeridge and Endeavour (all of the capital stock of Petals) and (ii) cede control of the Company to Paladin Trading Company Ltd. through the issuance of the Series F Preferred Stock to Paladin. Paladin was designated by Limeridge under the Debt Restructuring Agreement to acquire the Series F Preferred Stock from the Company.

      Under the Debt Restructuring Agreement, the Company restructured and reduced the Company's obligations for borrowed money to certain of its creditors, including, without limitation, Limeridge, Endeavour, Landis, Investors, Berman and Jimmy Webster.

      Pursuant to the Debt Restructuring Agreement, on the Foreclosure Date, the Company delivered to Limeridge and Endeavour legal and beneficial title to the shares of capital stock in Petals owned by the Company in satisfaction of $7,350,000 of the total indebtedness owed by the Company to Limeridge and Endeavour.

      The Company amended and restated the original Limeridge and Endeavour Notes by issuing to Limeridge and Endeavour, Amended and Restated Secured Convertible Notes due December 31, 2008 in the original principal amount of $15,115,372 and $1,972,417, respectively (the "Amended and Restated Notes"). The Amended and Restated Notes bear interest at a rate of 6.0% per annum. The obligations of the Company under these notes are secured by a subordinated security interest in all of the assets of the Company and each of its subsidiaries, and in all of the outstanding shares of capital stock of the Company's subsidiaries owned by the Company and/or each of its subsidiaries.

      Limeridge and Endeavour may convert their respective notes into that number of shares of common stock of the Company which is determined by dividing the principal dollar amount of the note being converted by the conversion price, which shall be equal to 85% of the lesser of (i) the closing bid price of the common stock of the Company on December 27, 2001, or (ii) the average closing bid prices of the common stock of the Company for the five consecutive trading days immediately preceding a conversion date, subject to adjustment. In regards to this conversion privilege the Company has recognized a beneficial conversion of $3,015,000. However, if the Company merges with or acquires an entity with a pre-acquisition valuation of $15 million or more, then the conversion price will be fixed based upon a discount mutually agreed upon by the Company and Limeridge or Endeavour, as the case may be, from the closing price of the common stock of the Company prior to the date of consummation of such transaction.

      The remaining $1 million of the total indebtedness owed by the Company to Limeridge and Endeavour was satisfied by the issuance by the Company to Paladin of the Series F Preferred Stock.

       Pursuant to the Debt Restructuring Agreement and an Assignment and Assumption Agreement dated as of December 27, 2001 (the "Assignment and Assumption Agreement") by and between Foothill and Martin Road, Ltd. ("Martin Road"), on the Foreclosure Date Martin Road acquired all of the outstanding indebtedness for borrowed money, plus all accrued interest thereon and costs associated therewith, owed by the Company to Foothill. In exchange therefor Martin Road paid to Foothill approximately $2 million, the full amount owed by the Company to Foothill on the Foreclosure Date. In connection therewith, Martin Road acquired by assignment all of Foothill's first priority liens and other rights in and to the assets and properties of the Company and its subsidiaries, including, without limitation, Petals, but excluding the assets and properties of the Company's APF Master Framemakers Division.

       In addition, on the Foreclosure Date, Martin Road made available to the Company $1.1 million under the assigned credit facility from Foothill, as a senior secured line of credit. On the Foreclosure Date, the Company borrowed the full amount to pay $1.1 million to Landis in exchange for which Landis released certain claims against Max Munn and agreed to permit the Company to assign the remaining $1 million obligation to APF Acquisition Corp., ("APF"), the purchaser of the APF Master Framemakers division.

       In connection with the Debt Restructuring Agreement, Petals issued to Investors, Berman and Webster individual Second Amended and Restated Promissory Notes dated December 27, 2001 in the aggregate principal amounts of $2,386,761, $239,805 and $692,062 respectively, thus relieving the Company of such obligations and Max Munn of his personal obligations.

       On December 27, 2001, pursuant to the terms of an Asset Purchase Agreement dated as of December 24, 2001 by and among APF, Max Munn, Laurie Munn and the Company, the Company sold all of the assets and certain liabilities relating to its APF Master Framemakers Division ("APF Master"), to APF. APF is wholly-owned by Laurie Munn, the spouse of Max Munn, the former Chairman, Chief Executive Officer and President of the Company.

       The purchase price was $1,750,000, consisting of: (i) the assumption by APF of $1 million owed by the Company to Landis, as evidenced by a secured promissory note of APF in favor of Landis and (ii) a secured promissory note of

APF in favor of the Company in the principal amount of $750,000 (the "APF Note"), subject to reduction.

       The APF Note matures on December 27, 2005 (the "Maturity Date"), and bears interest at the rate of 10.0% per annum until June 30, 2002, and 7.0% per annum from June 30, 2002 until the Maturity Date. The principal amount of the APF Note is payable in two installments. The first installment of $500,000 is due and payable on December 27, 2003. The second installment of $250,000, together with all interest accrued, is due and payable on the Maturity Date. The second installment of the APF Note will be automatically cancelled if (i) by March 31, 2002, APF is able to obtain for the Company a full and complete release of the Company's obligations under its lease for its offices at 320 Washington Street, Mount Vernon, New York from the owner of such property, and
(ii) APF prepays the first installment of the APF Note by December 27, 2002.

       The obligations of APF under the APF Note are secured by a security interest in all of the assets of APF and by a pledge by Max Munn and Laurie Munn of all of the capital stock they own in APF. In addition, the obligations of the APF agreement and the APF Note are personally guaranteed by Max Munn and Laurie Munn.

       In addition, the Company retained Max Munn as a consultant until June 30, 2002. The Company shall pay Mr. Munn a fee of $10,000 per month for his services. Under the consulting agreement Mr. Munn will receive a bonus of $150,000 from the Company if APF repays the full amount outstanding under the APF Note by December 31, 2002.

       Upon the consummation of the APF acquisition, Mr. and Mrs. Munn transferred back to the Company for cancellation all of the shares of Class B Common Stock and Series E Preferred Stock of the Company they owned. In connection with the redemption and cancellation of such shares, the Company released Mr. and Mrs. Munn from all indebtedness and other liabilities owed by them to the Company in connection with their original purchase of shares (aggregating approximately $3.5 million).

       On January 23, 2002, the Company completed the sale of all of the outstanding capital stock of Concepts 4 to Homada LLC ("Homada"), pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated as of January 16, 2002, by and among the Company, Habitat Solutions, Inc. and Homada. Homada is owned by the management and former shareholders of Concepts 4.

        At the time of sale, the Company owed over $5 million to former shareholders of Concepts 4 in purchase price installments and promissory notes relating to the Company's original acquisition of Concepts 4. Approximately $1.9 million was currently due and payable and was secured by a pledge of 10 million shares of the Company's common stock. Homada assumed the indebtedness of the Company to the former shareholders of Concepts 4 plus payment of an additional $1.5 million. $750,000 was paid in cash at closing, $125,000 was paid by execution and delivery of an unsecured promissory note of Homada, which was paid on January 30, 2002, and $625,000 was paid by execution and delivery of an unsecured promissory note of Homada which is payable over five years. As a result of the sale, the 10 million shares of Company stock held as collateral for the indebtedness was returned to the Company and retired. All cash proceeds from the sale of Concepts 4 were paid directly to the Company's first priority senior secured lender. Additional contingent purchase consideration may be payable based upon the achievement of certain operating results of Concepts 4 over the next three years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk related to changes in interest rates based primarily on its financing activities. As of December 31, 2001, approximately $ of the Company's total liabilities was subject to floating rates of which $ is applicable to discontinued operations and $ is applicable to continuing operations. The Company does not enter into financial instruments for hedging, speculation or for trading purposes.

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


                        INTERIORS, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

      Matrix Funding Corporation v. Stylecraft Lamps, Interiors, Inc and Petals, Inc. This matter was brought by the plaintiff in the Third Judicial District Court of Salt Lake County, Salt Lake Department, State of Utah and relates to the non-payment of a computer equipment lease. The equipment covered by the lease is not integral to the Company's business. The plaintiff obtained a default judgment in the amount of approximately $1,900,000 in damages. The plaintiff has offered to settle the matter for significantly less than the amount of the judgment. The Company is currently considering this offer. The Company has accrued such judgment amount in its financials.

Item 2. Changes in Securities and Use of Proceeds.

      In November 2001, the Company retired 7,261,103 Class A Shares that were returned to the Company in connection with the sale of Model Home Interiors, Inc.

      Upon the consummation of the APF acquisition, in December 2001, Mr. and Mrs. Munn transferred back to the Company for cancellation all of the shares of Class B Common Stock and Series E Preferred Stock of the Company they owned. In connection with the redemption and cancellation of such shares, the Company released Mr. and Mrs. Munn from all indebtedness and other liabilities owed by them to the Company in connection with their original purchase of shares (aggregating approximately $3.5 million).

Item 3. Defaults Upon Senior Securities.

      As of December 31, 2001, the Company had $940,000 of accrued and unpaid dividends on its Series A Preferred Shares for $805,000 and $26,000 on its Series E Preferred shares.

Item 5. Other Information.

None


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

None

(b) Reports on Form 8-K

None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          INTERIORS, INC.


 Dated: February 19, 2002                            By: /s/ Mark Allen
                                                         --------------
                                                             Mark Allen
                                                             President