Form 10-Q
period 2002-03-31
INTERIORS INC
filed 2002-06-21
CIK 921563

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2002
                               ------------------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 17, 2002, the registrant had 48,549,743 outstanding shares of Class A Common Stock.

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

                        Interiors, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                             (amounts in thousands)







                                                March 31,         June 30,
                                                  2001              2001
                                               (Unaudited)       (Restated)
                                              --------------    -----------

                            Assets

Current Assets:
Cash and cash equivalents                      $      3        $    411
Other current assets                              2,237             395
                                               ---------        --------

Total Current Assets                              2,240             806
                                               ---------        --------

Other Assets, net                                  -                114
                                               ---------        --------

Total Assets                                   $ 2,240         $    920
                                               =========        ========



                      Liabilities and Stockholders' Deficit

Current Liabilities:
Notes payable and current maturities
 of longterm debt                              $   8,065       $  5,484
Accounts payable                                     705          1,544
Accrued expenses                                  11,350          3,509
Liabilities of businesss held for
 disposition, net                                   -             6,647
                                               ---------        --------
Total current liabilities                         20,120         17,184
                                               ---------        --------

LongTerm Debt, less current maturities            17,088             -
                                               ---------        --------

Stockholders' Deficit:
 Preferred stock, $.01 par value, 5,300,000
  shares authorized:
 Series A Redeemable Convertible Preferred
  Stock, $.01 par value, 2,870,000 shares
  authorized, 804,937 shares issued and
  outstanding                                          8                8
 Series E Redeemable Convertible Preferred
  Stock, $1,000 liquidation value, 2,000
  shares authorized, 1,000 shares issued and
  outstanding at June 30, 2001                      -               1,000
 Series F 6% Preferred Stock, $.01 par value,
  100,000 shares authorized 100,000 shares
  issued and outstanding at December 31, 2001      1,000             -
Class A common stock, $.001 par value,
 60,000,000 shares authorized 41,191,743 and
 48,549,743 shares issued and outstanding at
 December 31, and June 30, 2001, respectively         42               49
Class B common stock, $.001 par value, 2,500,000
 shares authorized, $0 and 2,455,000 shares
 issued and outstanding at December 31 and
 June 30, 2001                                      -                   2
Treasury stock, at cost, 44,771 and 7,402,771
 shares at December 31 and June 30, 2001,
 respectively                                        (41)            (629)
Additional paid-in capital                        68,553           66,119
Accumulated deficit                             (104,530)         (79,351)
Note receivable                                     -              (3,462)
                                               ---------         --------
TOTAL STOCKHOLDERS' DEFICIT                      (34,968)         (16,264)
                                               ---------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   2,240       $      920
                                               =========         ========



             The accompanying notes are an integral part of these
                        consolidated financial statements

                        Interiors, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                  (amounts in thousands except per share data)

                                   (Unaudited)


                                                     Nine Months Ended
                                                        March 31,
                                            ----------------------------------
                                                2002               2001
                                            -----------         -----------
Net Sales                                   $    -              $    -

Cost of Sales                                    -                   -
                                            -----------         -----------
Gross Profit                                     -                   -
                                            -----------         -----------

Selling, General and Administrative
 Expenses                                       2,016               8,645
                                            -----------         -----------
Total Operating Expenses                        2,016               8,645
                                            -----------         -----------
Loss Before Other Income (Expenses)            (1,977)             (2,389)

Other Income (Expenses)
 Interest expense                              (7,970)             (1,866)
                                            -----------         -----------
Other Income (Expenses)                        (7,970)             (1,866)
                                            -----------         -----------
Loss from continuing operations before
 income tax                                    (9,986)            (10,511)

Provision for income tax                         -                     (7)
                                            -----------         -----------
Loss from continuing operations                (9,986)            (10,518)

(Loss) income from discontinued operations    (14,975)              2,969
                                            -----------         -----------
Net Loss                                      (24,961)             (7,549)

Imputed Preferred Stock Dividend                 (218)               -
                                            -----------         -----------
Loss available to common shareholders       $ (25,179)           $ (7,549)
                                            ===========         ===========


Basic and diluted loss per share available
 to common shareholders
Continuing                                  $   (0.22)           $  (0.23)
Discontinued                                    (0.35)               0.06
                                            -----------         -----------
                                            $   (0.57)           $  (0.17)
                                            ===========         ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                             43,549              46,514
                                            ===========         ===========






              The accompanying notes are an integral part of these
                        consolidated financial statements

                        Interiors, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                  (amounts in thousands except per share data)

                                   (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                            ----------------------------------
                                                2001               2000
                                            -----------         -----------
Net Sales                                   $    -              $    -

Cost of Sales                                    -                   -
                                            -----------         -----------
Gross Profit                                     -                   -
                                            -----------         -----------

Selling, General and Administrative
 Expenses                                          39               2,405
                                            -----------         -----------
Total Operating Expenses                           39               2,405
                                            -----------         -----------
Loss Before Other Income (Expenses)               (39)             (2,405)

Other Income (Expenses)
 Interest expense                                (446)               (562)
                                            -----------         -----------
Other Income (Expenses)                          (485)             (2,967)
                                            -----------         -----------
Loss from continuing operations before
 income tax                                      (485)             (2,967)

Provision for income tax                         -                   -
                                            -----------         -----------
Loss from continuing operations                  (485)             (2,967)

Gain from discontinued operations                -                    601
                                            -----------         -----------
Net Loss                                    $    (485)          $  (2,366)
                                            ===========         ===========


Basic and diluted loss per share available
 to common shareholders
Continuing                                  $   (0.01)           $  (0.06)
Discontinued                                     0.00                0.01
                                            -----------         -----------
                                            $   (0.01)           $  (0.05)
                                            ===========         ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                             48,550              50,956
                                            ===========         ===========






              The accompanying notes are an integral part of these
                        consolidated financial statements

                        Interiors, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)


                                   (Unaudited)





                                                     Nine Months Ended
                                                         March 31,
                                            ----------------------------------
                                                2002               2001
                                            -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITES
Net loss from continuing operations         $ (9,986)          $  (10,518)
Adjustment to reconcile net loss to net
 cash used by operating activities
 Interest accretion on debt conversion         3,470                  -

 Changes in Assets and Liabilities:
 Decrease (increase) in prepaid expenses
  and other assets                                72                   (81)
(Decrease) increase in accounts payable
  and accrued expenses                          (839)                  955
                                            -----------         -----------
Net cash used in continuing operations        (7,283)               (9,644)
Net cash provided by discontinued
 operations                                    1,491                10,911
                                            -----------         -----------
Net Cash Used In Operations                   (5,792)                1,267
                                            -----------         -----------
Cash Flows From Financing Activities
(Repayments) borrowings from Foothill
 under revolving loans                        (5,968)                1,863
Borrowings under Martin Road agreement         3,238                  -
Proceeds from sale of Series E Redeemable
 Preferred Stock                                -                      500
Repayments of debt                              -                     (113)
Repurchase of Claa A common stock               -                   (2,721)
Receipt from discontinued business units       8,114                  -
                                            -----------         -----------
Net Cash Provided By Financing Activities      5,384                  (471)
                                            -----------         -----------
Net (Decrease) Increase In Cash                 (408)                  796
Cash, beginning of period                        411                   152
                                            -----------         -----------
Cash, end of period                         $      3           $       948
                                            ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest
 and taxes                                  $   -              $      -
                                            ===========         ============






               The accompanying notes are an integral part of these
                        consolidated financial statements

                        Interiors, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

1. Basis of Presentation.

Business

      The financial statements included herein are unaudited and have been prepared by Interiors, Inc., a Delaware corporation ("Interiors"), in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments necessary to present fairly the financial condition of Interiors and its subsidiaries (the "Company"), as of March 31, 2002 and the results of operations of the Company for the three and nine-month periods ended March 31, 2002 and 2001.

      The Company's results of operations during the three and nine months ended March 31, 2002 are not necessarily indicative of any future results. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. In addition, see
Note 2 regarding discontinued operations.

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

Going Concern Matters

      The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended June 30, 2001 and 2000, the Company had net losses of $39,192,000 and $18,581,000, respectively. The net loss for the fiscal year 2001 includes $28,600,000 representing estimated losses on the disposal of businesses. The loss from continuing operations for the nine months ended March 31, 2002 and 2001 was $9,986,000 and $10,518,000, respectively. In addition, as of March 31 and June 30, 2001, the Company classified $4,826,000 and $27,070,000 of its long term debt as current liabilities, including debt applicable to discontinued operations, because of its failure to meet certain requirements contained in the agreements governing these instruments. These factors and the items discussed below raise substantial doubt about the Company's ability to continue as a going concern.

Limited Liquidity

      At March 31, 2002, the Company had negative working capital of approximately $17,880. The Company continues to experience working capital limitations, which materially impair its ability to generate positive cash flow. The cash proceeds received from the sales of all the business units were used to repay debt. The Company's credit facility provides for availability based upon inventory and account receivable levels and, accordingly, the Company has experienced limitations on the availability under this facility. The sale of Concepts during fiscal 2002 was used to repay outstanding debt obligations. If the Company continues to experience working capital limitations it will materially impact the Company's financial condition and results of operations.

Loss on Disposal of Businesses; Failure to Satisfy Obligations

      At June 30, 2001, the Company estimated that as a result of the disposal of all discontinued operations the Company will incur a net loss. In addition, as of March 31, 2002, the Company's continuing operations had a working capital deficit of $17,880 and reported a loss of $24,961,000. The Company has completed its plan to discontinue its operations.

2. Discontinued Operations.

      During the second quarter of fiscal 2001, in an effort to generate cash needed to reduce the Company's high interest rate debt and maximize shareholder value, the Company's Board of Directors adopted a formal plan to sell various businesses including, without limitation, Petals, Inc. ("Petals"), Stylecraft Lamps, Inc. ("Stylecraft"), Habitat Solutions, Inc. ("Habitat") and the West Coast operations ("West Coast'). The Company retained DN Partners, an investment -banking firm, to assist in the sale of the various businesses. The West Coast is comprised of the operations of Troy and CSL, which were sold in February 2001, Windsor Art, Inc. ("Windsor"), which was sold in June 2001, and Artisan House, Inc. ("Artisan"), a wholly owned subsidiary of Decor Group, Inc. ("Decor"), which was sold in August 2001. Habitat is comprised of Concepts 4, Inc. ("Concepts") which was sold in January 2002, and Model Home Interiors, Inc. ("Model"), which was sold in April 2001. The Company sold Stylecraft on October 1, 2001 and Petals was foreclosed on in December 2001. The Company's APF Master Framemakers ("APF")division was sold in December 2001. During the second quarter of fiscal 2001, the Company accounted for these business units as discontinued operations. As of December 31, 2001, the Company's wholly owned subsidiary, Concepts, which was sold in January 2002, was considered sold. The consolidated financial statements for the period ended March 31, 2001 have been restated to reflect the discontinued operations.

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

3. Debt.

Debt outstanding as of March 31 is as follows:

                                            (amounts in thousands)
                                         --------------------------
                                                  March 31,
                                                     2001
                                                  -----------
Revolving Loan (a)                                $   3,239
15% Convertible Demand Notes (b)                        140
12% Convertible Demand Notes (c)                        686
Promissory Note - Landis (d)                           -
10% Convertible Debenture - Petals (e)                2,000
Capital lease obligations (f)                         2,000
Limeridge and Endeavour (g)                          17,088
                                                  ----------
Total                                                25,153
Less current portion                                 (8,065)
                                                  ----------
Long term portion                                 $  17,088
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

      Since the beginning of the fiscal year, the Company has primarily used its cash to support operating activities. The Company's primary sources of cash during this period have been borrowings under the Foothill revolving loan agreement. At March 31, 2002, the Company had a working capital deficit of $17,880,000.

      Net cash used in continuing operating activities during the nine months ended March 31, 2002 and 2001 was $7,283,000 and $9,644,000 respectively. The greater net cash usage during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2002, is principally due to increased net loss from continuing operations.

      Net cash provided by financing activities during the nine-month period ended March 31, 2002 versus nat cashed used in financing activities for the nine months ended March 31, 2001 was $5,384,000 and $471,000 respectively, representing the net borrowing during the respective periods and cash received from discontinued business units.

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

Item 3. Defaults Upon Senior Securities.

      As of March 31, 2002, the Company had $940,000 of accrued and unpaid dividends on its Series A Preferred Shares for $805,000 and $26,000 on its Series E Preferred shares.

Item 5. Other Information.

None


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

None

(b) Reports on Form 8-K

None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          INTERIORS, INC.


 Dated: June 21, 2002                                By: /s/ Mark Allen
                                                         --------------
                                                             Mark Allen
                                                             President